Form 10KSB
period 1996-04-30
COMPREHENSIVE ENVIRONMENTAL SYSTEMS INC
filed 1996-08-16
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended April 30, 1996

                           Commission File No. 0-17072

                    COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.

             (Formerly International Bankcard Services Corporation)

State of Delaware                                        11-2844247
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

72 Cabot Street, West Babylon, New York                  11704
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's telephone number:   (516) 694-7060

Securities registered pursuant to Section 12 (b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act: 575,000 Units, each Unit consisting of Five Warrants, each Warrant entitling the holder thereof to purchase one share of Common Stock, at $1.50 per share.

Indicate by check marks whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                         ---       ---

This form does NOT contain  disclosure of any  delinquent  filers as required by item 405 of Regulation S-B and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this form 10-KSB.

The issuer's revenues for its most current fiscal year were $9,906,661

As of July 31, 1996, the issuer had 9,028,477 common shares, $.0001 par value, outstanding. Based upon the average bid and ask price on that date ($.63) the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,678,500 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Comprehensive Environmental Systems, Inc. and subsidiaries ("Comprehensive" or the "Company") was incorporated under the laws of the state of Delaware on March 21, 1986 under the name of International Bankcard Services Corporation. The original company marketed various credit card and consumer services to financial institutions. In fiscal 1993, the Company divested itself of this operation and commenced acquisitions of other entities primarily in the environmental sector. Today, Comprehensive has emerged as a leading environmental company that offers a broad range of services.

In fiscal 1996, one of Comprehensive's wholly owned subsidiaries became only the fifth environmental remediation company on the East Coast to obtain a "Class E" designation from the US Coast Guard. With this rating, which is the highest available, the Company can now provide oil spill and hazardous chemical clean-up in wetland, coastal and ocean locations. Additionally in 1996, the Company purchased a testing laboratory that allows it to offer materials testing and expands the environmental services offered to its clients. Thus, the Company is in a position to expand its marketing efforts through the client synergism that these varied services create.

Business of Issuer

Operations

In fiscal 1994, when the Company first entered the environmental clean-up business, it was principally marketed as an asbestos remediation, transportation and disposal company. Asbestos abatement remains a large part of the business. Hundreds of buildings, manufacturing facilities, power plants, government offices, commercial offices, schools, churches and other structures that were constructed prior to 1972 were built with materials containing asbestos that now pose serious health hazards and must be removed under threat of legal penalty or lack of continued insurability.

In fiscal 1995 Comprehensive, undertook a vast expansion and now offers many additional services to its broad based clientele. These services include the following:

         o        Asbestos Abatement/Demolition
         o        Lead Abatement
         o        Sandblasting for Lead and Repainting
         o        Underground Storage Tank Removal/Soil Remediation
         o        Oil Spill Response - Marine and Land
         o        Hazardous Waste Management/Chemical Response
         o        24-hour Emergency Response
         o        Environmental Duct Cleaning
         o        Fire Restoration
         o        Wetlands Restoration/Wildlife Rehabilitation
         o        OSHA Safety and OPA '90 Training
         o        General Construction
         o        Testing for Hazardous and Non-hazardous Waste

The Companies' fleet of spill response boats are available twenty-four hours a day, seven days a week. These vessels are equipped with skimmer capabilities. The staff includes professional divers experienced in sunken boat retrievals and Coast Guard certified captains. The Coast Guard maintains a spill response list of companies that have passed rigorous testing qualifications. Only those companies on the list can respond to emergency spills. In fiscal 1996, the Company qualified to be included on the Coast Guard's list.

For dry land liquid spills, Comprehensive has the equipment capacity to move 100,000 gallons in any 24 hour period directly to the disposal facility utilizing a fleet of 18 pump trucks that include tankers and straight trucks. Additionally, this esquipment has the capability of loading directly into drums on site, roll-offs or transporting directly to the disposal site. One of Comprehensive's subsidiaries is a licensed waste hauler for the State of New York.

All of the Company's equipment is U.S. Department of Labor-Occupational and Safety Health Administration ("OSHA"), approved and is operated pursuant to a strict written corporate health and safety plan. Additionally, each member of its on-site work force is trained in all aspects of OSHA requirements. This includes medical surveillance as required by these regulations. All health and safety programs are in place and meet all regulations.

In 1992, in an effort to protect families from exposure to the hazards of lead-based paint, Congress amended the Toxic Substances Control Act to add Title X, titled "Lead Exposure Reduction". Lead poisoning is the number one environmental hazard to children. Since May 1993, OSHA has had standards for lead exposure in the construction industry that requires testing before, during and after construction or renovation. The Environmental Protection Agency ("EPA") estimates that 936,000 workers fall under OSHA's Lead Based Paint Hazard Reduction Act.

Among its many services, the Company provides a training program on lead hazards in the construction industry trades. It is designed for use by supervisors, foremen, project safety and health trainers, construction workers and laborers. The training program addresses the following topics: Sources of lead exposure; health effects of lead; personal protective equipment and the medical surveillance required by OSHA; engineering controls and lead removal procedures.

Presently, the Company's broad range of services makes it one of the leading environmental companies in the New York Tri-State area.

Marketing and Sales

Comprehensive markets its environmental services to a broad range of customers. These customers include Fortune 500(TM) companies, banks, school districts, state, local and county governments, commercial building owners and real estate development concerns. Additionally, with its Class E marine oil spill response designation, the Company is on the official Coast Guard list of companies qualified to provide oil spill clean up that is paid for through government agencies or insurance companies.

The Company's environmental services are marketed in the New York metropolitan area including Long Island, Connecticut and New Jersey. Business is obtained through client referral, client expansion, referrals from architects, engineers and general contractors for whom the company has provided services, competitive bidding, and advertising.

In all of its marketing efforts, including competitive bidding, Comprehensive emphasizes its experience, industry knowledge, safety record and reputation for timely performance of contracts. With its new testing capabilities, Comprehensive also provides surveying and sampling of materials that leads to the opportunity to market and sell its services.

Government Regulation

Asbestos abatement firms are subject to federal, state and local regulations, including OSHA and EPA regulations for asbestos. Government regulations have heightened public awareness of the danger of asbestos contamination, creating pressure on both private and public building owners to abate this hazard, even in the absence of specific regulations requiring corrective action.

Lead poisoning is the number one environmental hazard to children. The 1992 adoption of the Toxic Substances Control Act to add Title X, titled "Lead Exposure Reduction", and the 1993 adoption by OSHA of standards for lead exposure in the construction industry essentially created a new area for environmental remediation. The EPA estimates that 936,000 workers fall under OSHA's Lead Based Paint Hazard Reduction Act. The Company believes that these recently adopted lead remediation laws create new opportunities that the Company will be able to take advantage of.

In fiscal 1996, the Company received its Class E marine oil spill response designation from the US Coast Guard. This designation, which is the highest rating that can be achieved allows the company to respond to a variety of high profile contamination containment spills such as, for example, oil tanker disasters.

Insurance and Surety Bonds

The Company carries general liability insurance on a "claims made" basis with an A++15 rated insurer. "Claims made" policies cover claims filed during the life of the policy and a specified "tail" period thereafter arising out of projects during the life of the policy. In addition, the Company maintains workers compensation and employers liability including harbor workers insurance policy. The Company also carries comprehensive automobile liability and hull machinery protection insurance.

All bids for lead and asbestos abatement work require that the contractor maintains liability insurance covering its operations and, in many cases, the property owner as an additional insured. Many major insurance companies, after experiencing numerous claims against asbestos product manufacturers during the 1980's, have dropped all coverage for asbestos related claims and have refused to write liability policies for persons engaged in the asbestos industry, including asbestos abatement contractors. Denial of insurance to abatement contractors has created a problem for building owners who feel compelled to remove asbestos and yet cannot find contractors with adequate insurance coverage. The inability of the Company to obtain liability insurance, the reduction of policy limits or a sizeable increase in rates could materially and adversely affect the Company's business. Because asbestos related illnesses may not become apparent until 15 to 35 years after exposure, any shortening of the "tail" during which claims can be made would materially increase the risks to the Company. Finally, the Company is subject to the risk of potential claims in excess of policy limits, claims relating to projects performed during periods not covered by insurance or claims made after the expiration of the policy coverage period. Since its incorporation the Company has not filed claims against its liability insurance carriers with respect to its asbestos abatement operations. The Company's premium rates for its claims made policies have remained stable.

Many of the Company's remediation and abatement contracts require performance or completion bonds. The continuance of relationships with its various sureties and the issuance of bonds pursuant thereto is dependent on the sureties continued willingness to write bonds for asbestos abatement work, their assessment of the Company's performance record and their view as to the credit worthiness of the Company. At present, surety bonds for asbestos abatement contractors are available only from a limited number of sureties. While the Company has no reason to believe that it will not continue to be able to obtain required surety bonds, any failure of the Company to obtain these bonds could materially and adversely affect its revenues.

Permits and Licenses

Certain states require that asbestos abatement firms be licensed. Licensing requires that workers and supervisors receive training from state certified organizations and pass required tests. The Company is presently licensed in New York and New Jersey, the only license-requiring states in which it conducts operations. New York City has also passed regulations requiring that only specially trained and certified workers engage in asbestos abatement.

The Company may need additional licenses in areas into which it plans to expand its operations. Based upon the level of training of its employees and its past experience, the Company believes that it will be able to obtain all such required licenses, though delays in commencing operations in a particular area may occur.

Patents, Trademarks, Licenses and Copyrights

The Company does not hold any registered patents, trademarks or trade names. The Company has obtained common law copyrights for certain of its promotional and employee training materials. During fiscal 1996, the Company acquired a Professional Engineering ("PE") license as part of the acquisition of a subsidiary. Presently, the Company has intentions of selling this license.

Competition

The Company competes with numerous remediation, abatement and clean-up companies, many of which have revenues which equal or exceed those of the Company, and general or specialty construction contractors who perform remediation and abatement work as an adjunct to their other business. Some competitors are large diversified firms having substantially greater financial and marketing resources than the Company. The Company's ability to compete effectively depends upon its success in networking, generating leads and bidding opportunities through its marketing efforts, the quality, safety and timely performance of its contracts, the accuracy of its bidding and its ability to hire and train field, operations and supervisory personnel. The Company believes it is well positioned to compete within the New York Tri-State area.

Employees

As of April 30, 1996, the Company employed a core group of approximately 40 persons including managers, project specialists and executive personnel. Independent contract labor pools are utilized on a project basis for field labor. Additional marketing and clerical personnel are employed on a part-time basis as needed.

The Company attempts to provide year-round employment for its hourly asbestos field workers. The Company believes a stable work force results in increased productivity at the work site and that its reputation for steady employment permits it to pay reasonable hourly rates. The Company also believes in promoting qualified field workers to supervisory positions and supervisors into production management and other staff positions. The Company has never had a work stoppage and believes that it has good employee relations.

All members of the work force engaged in remediation services are trained in OSHA regulation where appropriate. Additionally, each field worker must be examined by a physician and complete a training and safety program conducted by the Company. Training topics include the dangers of asbestos, methods for controlling friable Asbestos Containing Material ("ACM"), approved work procedures and ACM transportation and handling procedures. Each employee is also issued detailed training materials. The Company's managers and field supervisors receive continuous training in various abatement and remediation methods.

ITEM 2.  PROPERTIES

All of the Company's properties are leased. Lease terms range up to 5 years with certain renewal options. Facilities and locations are:

                                Principal            Approx.           Type of          Exp.
Location                            Use              Sq. Ft.           Const.           Date
- --------                        --------             --------          --------         --------
72 Cabot St.
West Babylon, NY 11704          Headquarters,        20,000            Block            May, 1998
                                Warehouse &
                                Offices

84 Kean St.                     Laboratory           8,000             Block            September, 1997
West Babylon, NY 11704          Testing Facilities



Management considers that its properties are well maintained and are sufficient for its present operations, but additional facilities may be needed in connection with the expansion of the Company's regional operations.

ITEM 3.  LEGAL PROCEEDINGS

Pending Litigation

The Company commenced an arbitration action in August 1995 in connection with the Spartan Dismantling Corp. joint operating agreement. The action alleges breach of contract, fiduciary responsibility and other claims. The Company is seeking to recover its net advances and accumulated profits of approximately $2,800,000. Management intends to continue aggressively pursuing this action to the fullest extent.

In an action that commenced in August 1995 in United States District Court, the Company, various current and prior officers and directors have been named in a lawsuit with certain shareholders which contains various allegations asserting misrepresentations and non-disclosure of certain stock issuances made by the company during fiscal 1995. Management denies any wrongdoing, asserts that the complaint is without merit and intends to vigorously defend these claims and, possibly assert counterclaims.

Other Proceedings

In January 1996, the Company's wholly-owned subsidiary, Laboratory Testing Services, Inc. ("LTS") filed a Chapter 11 petition in United States Bankruptcy Court in the Eastern District of New York. Simultaneously to which, operations of LTS were discontinued and efforts focused on liquidating assets to satisfy outstanding corporate obligations. This proceeding is expected to be finalized during fiscal 1997. Company management does not expect any significant impairment of capital to the extent that settled obligations exceed the liquidated assets of LTS.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market on the National Association of Securities Dealers Automatic Quotation System ("NASDAQ"). The following table sets forth the range of high and low sale (bid) prices by quarter, for the last two fiscal years. These quotations represent inter-dealer prices, do not reflect retail mark-up, mark-down, or commission and may not represent actual transactions.

         FISCAL 1995                           HIGH               LOW
         -----------                           -----             -----

         First Quarter (a)                     28.12             16.25
         Second Quarter (a)                    25.62             12.50
         Third Quarter (a)                     15.62              4.69
         Fourth Quarter                         5.25              1.69


         FISCAL 1996
         -----------

         First Quarter                           3.38              1.63
         Second Quarter                          3.50              1.88
         Third Quarter                           1.88               .94
         Fourth Quarter                          1.19               .63

(a) These per share prices have been restated to reflect the 1 for 10 reverse split effective January 21, 1995.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Core Operations

The loss from core operations was approximately $2,041,000 for fiscal 1996. This resulted primarily from non-recurring expenses related to additional legal fees necessary to settle litigation, redundant expenses in New York Testing Laboratories, Inc. and Laboratory Testing Services, Inc. operations that have now been streamlined, as well as setting an overhead structure to accommodate a consolidated revenue base of between $15 and $20 million.

Revenues for fiscal 1996 and 1995 were approximately $9,907,000 and $8,313,000, respectively, which represents a 20% increase from the prior year.

Cost of revenues increased $2,134,000 or 42% from fiscal 1995 to 1996. As a percentage of revenues, such expenses were 73% and 62% for fiscal 1996 and 1995, respectively.

Gross profits as a percentage of revenue decreased slightly to 27% in fiscal 1996 from 38% in fiscal 1995 primarily due to increases in certain direct operating costs and excess non-recurring operational direct costs of New York Testing Laboratories Inc. and Laboratory Testing Services, Inc.

For the years ended April 30, 1996 and 1995, the Company recognized $801,467 and $1,918,795 of tax benefit, respectively, from various net operating loss carryforwards based on the current ability to reasonably predict the utilization of these losses against pre-tax profits in future years.

Investments

In line with the Company's continued focus on core operations, a conservative approach was again taken in determining the carrying values of investments in non-marketable securities. For fiscal 1996, additional reserves of approximately $2,318,000 were recognized as unrealized losses and corresponding increase in the valuation allowance was made for the related investments. This treatment is consistent with the prior year where the ultimate realization of even a portion of the investment is uncertain. Management believes the total remaining carrying value at April 30, 1996 of $628,000, net of the valuation allowance, is reasonable.

Liquidity and Capital resources

Working capital at April 30, 1996, including $283,000 in cash, was $1,386,000, a decrease of 32% over the prior year. Accounts receivable increased $337,000 to $2,044,000 as a result of increased revenues in the abatement, remediation and spill response business.

Equipment increased by $2,207,000 due to increased operations related to anticipated spill response business as well as the acquisition of New York Testing Holdings, Inc. and subsidiaries during the fiscal year now included in the consolidated balance sheet. No additional borrowings were incurred in connection with the acquisition of this equipment.

The Company believes that the current levels of working capital and liquidity will not be sufficient to support the continued increase in its scope of operations. As such, management will be seeking new sources of capital as well as establishing a credit facility in order to meet its goals.

ITEM 7.  FINANCIAL STATEMENTS

See Item 13 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting and financial disclosure. A change in accountants is herein incorporated by reference to 8-K filings dated August 8, 1995 and August 14, 1995.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Company hold office until the next annual meeting of Stockholders and until their successors have been elected and shall qualify or until their death, resignation or removal from office. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's stockholders, and hold office until their successors are chosen and qualified, or until their death, resignation or removal from office. The officers and directors of the Company are as follows:

EXECUTIVE OFFICERS

NAME                  TITLE                                     APPOINTMENT DATE
- ----                  -----                                     ----------------

Donald Kessler        Chairman, President & Chief               March 1995
                      Executive Officer

Michael O'Reilly      Secretary                                 August 1995

DIRECTORS
- ---------

Donald Kessler        Chairman of the Board, President          March 1995
                      and Chief Executive Officer

Leo Mangan            Chief Operating Officer                   May 1993

Michael O'Reilly      President of Trade-Winds                  December 1993
                      Environmental Restoration, Inc.

David Behanna         Chief Financial Officer                   February 1995

James Nearen          Outside Director                          December 1995

Lynne Scott           Outside Director                          March 1996

Directors do not presently receive compensation for serving on the Board. In addition, there are no pension, profit sharing or other forms of deferred compensation available to any employee of the Company. The Company has adopted a stock option plan for officers and key personnel. (See Item 11).

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company during the fiscal years ended April 30, 1996 to all executive officers and key employees of the Company each of whose total cash compensation exceeded $60,000 for services in all capacities.

                                                          Other
Name and                                                  Annual       Restricted     Securities    LTIP        All Other
Principal           Fiscal                                Compen-      Stock          Underlying    Payouts     Compen-
Position(s)         Year       Salary($)    Bonus($)      sation($)    Awards ($)     Options       ($)         sation ($)
- -----------------   ------     ---------    --------      ---------    ----------     ------------  ----------  ----------
Donald Kessler
   Chairman,
   President &
   CEO              1996        99,000       4,500           -0-         -0-            100,000       -0-          -0-

Leo Mangan
   COO              1996       160,000       6,000           -0-         -0-          2,250,000       -0-        432,000

Michael O'Reilly
   Secretary &
   President of
   Trade-Winds      1996       156,000      24,180           -0-         -0-            250,000       -0-          -0-


David Behanna
   CFO              1996         99,000      4,500           -0-         -0-            100,000       -0-          -0-


Stock Options

Pursuant to a majority vote of the voting shareholders of the Company, a stock option plan was adopted effective January 21, 1995. The plan provides for additional compensation for officers and key employees in the form of non-qualified or incentive stock options. Under this plan, 700,000 shares have been reserved for future issuance upon exercise of the options. Non-qualified options to purchase 700,000 of these shares have been granted effective May 26, 1995 at an exercise price of $1.50 per share. As of April 30, 1996, no shares were issued under this plan.

An option to purchase 2,000,000 shares was granted to the Chief Operating Officer on March 10, 1995 pursuant to his employment agreement. The exercise price for these option shares was amended to be $.01 per share. These options can be exercised for a period of five (5) years only upon certain contingencies and conditions specifically related to employment termination, death or change in control as defined by Rule 405 of Regulation C of the 1933 Act.

At a board meeting on April 29, 1994, additional compensation was given to certain executive officers in the form of non-qualified stock options with a price of $10 per share exercisable within four years. The total number of new shares resulting from the exercise of these options would be 27,500 shares. The officers reserve the right to a piggyback registration in the future.

                                                                               Potential
                  Individual Grants                                        Realizable Value
- --------------------------------------------------------------      --------------------------------
                                        % 0f Total
                    Number of             Options
                     Securities         Granted to
                    Underlying          Employees      Exercise
                      Options           in Fiscal        Price         Expiration
Name                Granted (#)            Year       ($)Shares           Date          Value 0% ($)
- -----------         -------------       ----------   -----------     -----------------  ------------

Donald Kessler
   Chairman,
   President &
   CEO               100,000               3.7             1.50         May, 2005             -0-

Leo Mangan         2,000,000              74.0              .01         March, 2000        1,260,000
   COO               250,000               9.3             1.50         May, 2005             -0-

Mike O'Reilly
   President of
   Trade-Winds       250,000               9.3             1.50         May, 2005             -0-

David Behanna
   CFO               100,000               3.7             1.50         May, 2005             -0-


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth the number and percentage, as of April 30, 1996 of the Company's common shares owned of record and/or beneficially by each person owning more than 5% of such common shares, by each director who owns any shares of the Company and by all officers and directors as a group.

                        Number of
Name                  Shares Owned              Percent Owned

- --------------------------------------------------------------

None.



OFFICERS AND DIRECTORS
- ----------------------

Name                                Principle Occupation                      Age                   Shares
- ----                                --------------------                      ---                   ------
Donald Kessler                      Chairman, President &
                                    CEO                                       52                     0

Leo Mangan                          Chief Operating Officer                   40                   10,000

Mike O'Reilly                       President, Trade-Winds
                                    Environmental Restoration, Inc.           46                    5,000

David Behanna                       Chief Financial Officer                   38                     0

James W. Nearen                     Director                                  42                    1,200

Lynne Scott                         Director


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1996, a director and employee of the Company, with approval of the Board of Directors, was paid approximately $432,000 as fees for assisting the Company in various capital raising transactions.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       1.  Financial Statements.

         b)       Reports on Form 8-K

                  Incorporated by reference to filing dated August 2, 1995, August 8, 1995 and August 16, 1995.

         c)       Items Required by Item 601 of Regulation S-B

                           3a. Restated Certificate of Incorporation and Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibits 3.1 and 3.2, respectively, of the Company's Registration Statement No. 33-14370 N.Y. filed June 1, 1987).

                           3b. Restated By-Laws (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement No. 33-14370 N.Y. filed June 1,
                                    1987).

                           3c.      Restated  Certificate of  Incorporation  and
                                    Amendment    to    the     Certificate    of
                                    Incorporation filed March 6, 1995.

                           4. Instruments defining the rights of Security Holders including indentures:

                                    a.       Specimen of Common  Stock  Purchase
                                             Warrant  dated  September  3, 1987,
                                             (Incorporated   by   reference   to
                                             Exhibit   4.1  of   the   Company's
                                             Registration Statement No. 33-14370
                                             of N.Y. filed June 1, 1987).

                                    b.       Form  of  Warrant   Agreement  with
                                             American  Stock  Transfer   Company
                                             dated     September     3,    1987.
                                             (Incorporated   by   reference   to
                                             Exhibit   4.2  of   the   Company's
                                             Registration Statement No. 33-14370
                                             N.Y. filed June 1, 1987).

                                    c.       Form of Underwriter's Unit Purchase
                                             Option granted to Date  Securities,
                                             Inc.   dated   September  3,  1987.
                                             (Incorporated   by   reference   to
                                             Exhibit   4.3  of   the   Company's
                                             Registration Statement No. 33-14370
                                             N.Y. filed June 1, 1987).

                           5. Proxy statement dated December 20, 1994 is hereby incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:     August 13, 1996

                                    COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.

                                    By:      /s/ DONALD KESSLER
                                             -----------------------------
                                             DONALD KESSLER, Chairman and
                                             Chief Executive Officer

                                    By:      /s/ DAVID R. BEHANNA
                                             -----------------------------
                                             DAVID R. BEHANNA, CPA,
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ DONALD KESSLER
- -----------------------------           Date:  August 13, 1996
DONALD KESSLER, Director

/s/ LEO MANGAN
- -----------------------------           Date:  August 13, 1996
LEO MANGAN, Director

/s/ MICHAEL O'REILLY
- -----------------------------           Date:  August 13, 1996
MICHAEL O'REILLY, Director

/s/ DAVID BEHANNA
- -----------------------------           Date:  August 13, 1996
DAVID BEHANNA, Director

/s/ JAMES W. NEAREN
- -----------------------------           Date:  August 13, 1996
JAMES W. NEAREN, Director

/s/ LYNNE SCOTT
- -----------------------------           Date:  August 13, 1996
LYNNE SCOTT, Director

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)

                                TABLE OF CONTENTS
                                                                        Page
                                                                        ----

   Consolidated Balance Sheet as of April 30, 1996                     F-1, F-2


   Consolidated Statements of Loss for the
     years ended April 30, 1996 and 1995                                     F-3


   Consolidated Statements of Stockholders' Equity for the
     years ended April 30, 1996 and 1995                                     F-4


   Consolidated Statements of Cash Flows for the
     years ended April 30, 1996 and 1995                                     F-5


   Notes to Consolidated Financial Statements                         F-6 -- F16


   Independent Auditors' Report                                              F17

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1996

                                     ASSETS

CURRENT ASSETS
   Cash                                                                    $     282,933
   Contracts receivable, net of allowance for
      doubtful contracts of $195,000                                           2,043,740
   Inventories and prepaid supplies                                              265,065
   Deferred income taxes                                                         680,000
   Other current assets                                                          148,557
                                                                           -------------

         Total Current Assets                                                                 $ 3,420,295

PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation and amortization of $594,977                                                    3,143,477

OTHER ASSETS

   Investment in non-marketable securities, net of
     valuation allowance of $5,993,841                                           628,000
   Goodwill, net of accumulated amortization                                      30,590
   Deferred acquisition costs, net of accumulated amortization                   100,580
   Deferred income taxes                                                       1,904,000
   Other assets                                                                   62,447
                                                                          --------------

         Total Other Assets                                                                     2,725,617
         ------------------                                                                --------------

                  TOTAL ASSETS                                                            $     9,289,389
                                                                                           ==============





          See accompanying notes to consolidated financial statements.
                                       F-1

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Current portion of long-term debt                                        $      260,952
   Accounts payable and accrued expenses                                         1,335,287
   Income taxes payable                                                             59,080
   Deposits                                                                        150,000
   Payroll taxes payable                                                           228,591
                                                                             -------------

         Total Current Liabilities                                                            $   2,033,910

OTHER LIABILITIES

   Long-term debt, net of current portion                                                           382,324
                                                                                             --------------

         Total Liabilities                                                                        2,416,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred stock, $.01 par value,
     10,000,000 shares authorized,
     no shares issued or outstanding
   Common stock, $.0001 par value,
     50,000,000 shares authorized
     6,167,366 shares issued less
     100,000 Treasury shares                                                           617
   Additional paid-in capital                                                   18,634,638
   Treasury stock                                                                  (58,000)
   Stock subscription receivable                                                   (46,988)
   Deficit                                                                     (11,657,112)
                                                                              -------------

         Total Stockholders' Equity                                                               6,873,155
                                                                                              -------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     9,289,389
                                                                                             ==============








          See accompanying notes to consolidated financial statements.
                                       F-2

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                         CONSOLIDATED STATEMENTS OF LOSS
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

                                                     1996           1995
                                                 -----------    -----------

Revenues                                         $ 9,906,661    $ 8,313,050

Cost of Revenues                                   7,287,098      5,153,262
                                                 -----------    -----------

      Gross profit                                 2,619,563      3,159,788

Selling, general and administrative expenses       4,660,666      3,440,040
                                                 -----------    -----------

      Loss before other income(expense)           (2,041,103)      (280,252)
                                                 -----------    -----------

Other Income(Expense):

  Interest expense                                   (50,629)       (16,885)
  Settlement of legal claims                        (162,087)          --
  Forgiveness of Debt                                 56,857           --
  Gain on sale of investment                          63,999           --
  Gain on sale of buildings                           14,775           --
  Unrealized loss on investments in non-marketable
   securities                                     (2,317,841)    (3,500,000)
  Loss on net equity in joint ventures               (20,042)    (2,796,988)
  Write down of net equity in subsidiary                --         (675,520)
  Income from installment sale                          --          662,593
  Realized loss on disposal of investments              --         (662,500)
  Interest income                                     14,562        348,795
  Loss on abandonment of leasehold improvements         --          (69,240)
                                                 -----------    -----------

      Total other income (expense)                (2,400,406)    (6,709,745)
                                                 -----------    -----------

                                                  (4,441,509)    (6,989,997)

Minority interest in loss of consolidated
  subsidiary                                            --           18,134
                                                 -----------    -----------

      Loss before income tax (benefit)            (4,441,509)    (6,971,863)

Income tax (benefit)                                (801,467)    (1,918,795)
                                                 -----------    -----------

      Net Loss                                   $(3,640,042)   $(5,053,068)
                                                 ===========    ===========

Loss per common share:                           $    (.70)     $     (3.50)(a)
                                                 ===========    ===========

Weighted average number of
  common shares outstanding:                       5,232,783      1,442,899(a)
                                                 ===========    ===========

(a) The earnings per share and weighted average shares for fiscal 1995 have been restated for the effect of the reverse split on January 21, 1995.

          See accompanying notes to consolidated financial statements.
                                       F-3

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED APRIL 30, 1996 AND 1995

                                                            Common Stock
                                                    -----------------------------   Additional                          Stock
                                                      Number of         Par            Paid-in        Treasury        Subscription
                                                       Shares          Value           Capital         Stock           Receivable
                                                    -----------      ------------   ------------    --------------    --------------

Balance - April 30, 1994                               829,444(a)    $        83   $ 8,630,328   $       --         $        --

 Private placements of common stock                  1,214,839(a)            121     6,566,830

 Loss for the year ended April 30, 1995
                                                    -----------      ------------   ------------    --------------    --------------
Balance - April 30, 1995                             2,044,283       $       204   $15,197,158   $       --         $        --

 Private placements of common stock                  3,915,750               392     3,171,501

  Acquisition of New York Testing
    Laboratories, Inc. and Subsidiary                   45,000                 5        67,495

  Issuance of common stock for services                 72,333                 7       108,493

  Purchase of Treasury Shares                         (100,000)                                          (88,000)

  Issuance of common stock to settle
    legal claim                                         90,000                 9        89,991            30,000

  Stock subscription receivable                                                                                             (46,988)

  Loss for the year ended April 30, 1996
                                                   -----------       -----------   -----------   --------------     --------------
 Balance - April 30, 1996                            6,067,366       $       617   $18,634,638   $       (58,000)   $       (46,988)
                                                   ===========       ===========   ===========   ===============    ===============


                                               Accumulated
                                                  Deficit        Total
                                             ------------    ------------
Balance - April 30, 1994                     $ (2,964,002)   $  5,666,409
                                             ------------    ------------

    Private placements of common stock                          6,566,951

    Loss for the year ended April 30, 1995     (5,053,068)     (5,053,068)
                                              ------------    ------------
Balance - April 30, 1995                     $ (8,017,070)   $  7,180,292

   Private placements of common stock                           3,171,893

   Acquisition of New York Testing
      Laboratories, Inc. and Subsidiary                            67,500

   Issuance of common stock for services                          108,500

   Purchase of Treasury Shares                                    (88,000)

   Issuance of common stock to settle
      legal claim                                                 120,000

   Stock subscription receivable                                  (46,988)

   Loss for the year ended April 30, 1996      (3,640,042)     (3,640,042)
                                             ------------    ------------

Balance - April 30, 1996                     $(11,657,112)   $  6,873,155
                                             ============    ============




(a)      The  Number  of  Common   Shares  have  been
         restated for the effect of the 1 for 10 reverse split on January 21, 1995.

          See accompanying notes to consolidated financial statements.
                                       F-4

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED APRIL 30, 1996 AND 1995

                                                                        1996                   1995
                                                                    -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                         $(3,640,042)           $(5,053,068)
   Adjustments to reconcile net loss to net cash
    used by operating activities:

    Depreciation and amortization                                       445,998                193,859
    Unrealized loss on non-marketable securities                      2,317,841              3,500,000
    Minority interest in loss of consolidated subsidiary                   --                  (18,134)
    Loss on abandonment/theft of fixed assets                            66,739                 69,240
    Equity in net (income) loss of joint venture                        (22,673)                 9,170
    Realized (gain) loss on investments/joint venture                    44,188                662,500
    Write-off of goodwill                                                  --                  110,129
    Reserve for contingencies                                              --                  378,902
    Write-off of minority interest on wholly-owned subsidiary              --                  (99,813)
    Gain recognized on installment sale                                    --                 (662,593)
    Write-off of investment in subsidiary                                  --                  270,000
    Accrued interest income                                                --                 (160,000)
    Common stock issued in lieu of payment of professional fees         108,500                   --
    Issuance of treasury stock in lieu of payment of
       lawsuit settlement                                                30,000                   --
    Common stock issued in lieu of payment of lawsuit
       settlement                                                        90,000                   --
    Write-off of advances to subsidiary                                    --                2,190,410
    Deferred income taxes                                              (801,467)            (1,918,795)
   Changes in assets and liabilities:
   (Increase) Decrease in:
     Accounts receivable                                               (234,086)              (723,693)
     Inventories                                                        (32,456)              (125,000)
     Other current assets                                               (79,204)               (56,606)
     Other assets                                                       (45,641)                10,099
   Increase (Decrease) in:
     Accounts payable and accrued expenses                             (305,548)               542,404
     Payroll taxes payable                                              102,175                   --
     Income taxes payable                                                59,080                (31,200)
                                                                    -----------            -----------
Net cash used by operating activities                                (1,896,596)              (912,189)
                                                                    -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Repayment of advances and deposits to joint venture and
     investments                                                        455,758             (1,152,820)
   Payments made for property and equipment                          (1,549,608)              (809,606)
   Payments to acquire non-marketable securities                       (100,000)            (2,052,399)
   Payments to acquire notes receivable                                    --               (2,050,000)
   Principal payments received on notes receivable                       50,000                755,125
   Payment to acquire subsidiary                                         10,000                (20,000)
   Payment of capitalized acquistion costs                             (107,126)                  --
                                                                    -----------            -----------
Net cash used by investing activities                                (1,240,976)            (5,329,700)
                                                                    -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from (replacement of) note payable                          (75,000)                75,000
   Principal payments or long-term debt                                (239,423)               (40,382)
   Deposit held for stock placement                                     150,000                100,000
   Payment to acquire treasury stock                                    (88,000)                  --
   Net proceeds from issuance of common stock                         3,024,905              6,566,951
                                                                    -----------            -----------
Net cash provided by financing activities                             2,772,482              6,701,569
                                                                    -----------            -----------
NET INCREASE (DECREASE) IN CASH                                        (365,090)               459,680

CASH AND CASH EQUIVALENTS - BEGINNING                                   648,023                188,343
                                                                    -----------            -----------
CASH AND CASH EQUIVALENTS -  ENDING                                 $   282,933            $   648,023
                                                                    ===========            ===========

          See accompanying notes to consolidated financial statements.
                                       F-5

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION \ REPORTING ENTITIES

         The consolidated financial statements of Comprehensive Environmental Systems, Inc. and Subsidiaries (the "Company") include the following entities:

         Comprehensive Environmental Systems, Inc.

         Comprehensive Environmental Systems, Inc. ("CESI") was incorporated as International Bankcard Services Corporation in 1986 under the laws of the State of Delaware. In July, 1992, the Company amended its certificate of incorporation to change its name to Integrated Resource Technologies, Inc. In February, 1995, the certificate of incorporation was amended to change the Company's name to Comprehensive Environmental Systems, Inc. (See Note 11). CESI is the parent company which serves as a holding company for its various subsidiaries and investments and provides administrative support to the operations. CESI and its subsidiaries operate within the New York metropolitan area.

         Trade-Winds Environmental Restoration, Inc.

         Trade-Winds Environmental Restoration, Inc ("Trade-Winds") was acquired in December, 1993 in a stock-for-stock transaction accounted for as a purchase. Trade-Winds is a wholly-owned subsidiary of Eastgate Removal Services, Inc.("Eastgate"), an inactive wholly-owned subsidiary of CESI. The excess purchase price over the fair market value of the identifiable assets acquired and liabilities assumed of $39,900 was allocated to goodwill. Trade-Winds is engaged in asbestos abatement and lead remediation and work is performed primarily under fixed-price construction-type contracts. The typical contract term is between two weeks to three months.

         L. Harris Environmental Corp.

         L. Harris Environmental Corp. ("LHE") was acquired after being newly incorporated in April, 1993, and concurrent to the acquisition, LHE entered into a consulting agreement with Spartan Dismantling Corp. ("Spartan"). In June, 1993, LHE entered into a joint operating agreement with Spartan which superceded the prior agreement (See Note
         4), and, in accordance with the terms of this agreement, consolidated its proportionate share of assets, liabilities, revenues and expenses with those of the Company. In March, 1995, a former director of the Company and President of Spartan resigned and has assumed total control of the joint operations (See Note 10). During fiscal 1996, LHE was inactive.

         Dicar Asbestos, Ltd d/b/a Phoenix Disposal

         In October, 1993, LHE purchased 51% of the outstanding voting stock of Dicar Asbestos, Ltd d/b/a Phoenix Disposal ("Dicar") for $150,000 cash and stock valued at $107,200. The excess purchase price over the fair market value of the identifiable assets acquired and liabilities assumed of $115,929 was allocated to goodwill. Dicar is involved in the transportation of hazardous waste. In February, 1995, LHE acquired the remaining 49% of the outstanding stock of Dicar for $20,000 cash and a note payable of $250,000 (See Note 7). Dicar operated out of the same physical location as LHE and Spartan and, in connection with the loss of control of Spartan, management of the Company has ceased the operations of Dicar, and Dicar has remained inactive during fiscal 1996.

         Sound Coastal Remediation, Inc.

         In July, 1994, Trade-Winds incorporated a newly organized, wholly-owned subsidiary, Sound Coastal Remediation, Inc. ("Sound Coastal"). Sound Coastal specializes in coastal and wetland environmental clean-ups of all kinds.

         Long Island Lead Institute, Inc.

         During September, 1994, Trade-Winds incorporated a newly organized, wholly-owned subsidiary, Long Island Lead Institute, Inc. ("LI Lead"). LI Lead is a seminar teaching facility geared at informing both the public and private sector of the latest developments on lead and asbestos.

         New York Testing Laboratories, Inc.

         In June 1995, Eastgate acquired 100% of the outstanding shares of New York Testing Holdings, Inc. and Subsidiaries, ("Holdings"), accounted for as a purchase for cash and stock valued at $77,500. On the date of acquisition, Holdings wholly-owned New York Testing Laboratories, Inc. ("NYT") which wholly-owned Laboratories Testing Services, Inc. ("LTS"). In November 1995, NYT was transferred and became a wholly-owned subsidiary under Trade-Winds and LTS became a wholly-owned subsidiary of Holdings. NYT and LTS provide environmental testing services including air monitoring and oversight consulting as well as product testing of all kinds. In January, 1996, LTS filed a Chapter 11 petition in United States Bankruptcy Court. Simultaneously to which, operations of LTS were discontinued and efforts focused on liquidating assets to satify outstanding corporate obligations. This proceeding is expected to be finalized during 1997.

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

   1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:(Con't)

         PRINCIPLES OF CONSOLIDATION

         All material intercompany transactions have been eliminated in the consolidated financial statements.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include; the valuation of inventories and prepaid supplies, the valuation of non-marketable securities, collectability of receivables, and revenue recognition on construction contracts.

         REVENUE RECOGNITION

         Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. Revenues from short-term contracts with terms of less than one month, are recognized on the completed contract method as it approximates the percentage-of-completion method.

         Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

         An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company includes cash on deposit, money market funds and amounts held by brokers in cash accounts to be cash equivalents.

         The Company has approximately $115,121 in money market accounts which is included in the balance sheet under the heading "Cash."

         INVESTMENTS IN NON-MARKETABLE SECURITIES

         Non-marketable securities, such as investments in privately-held companies, or investments in companies without a readily determinable value are carried at historical cost, reduced by, if necessary, a valuation allowance to estimated net realizable value.

         INVENTORIES AND PREPAID SUPPLIES

         Inventories and prepaid supplies consist of various materials and supplies utilized on construction contracts and are valued at the lower of cost (first-in, first-out) or market.

         PROPERTY, EQUIPMENT AND DEPRECIATION

         Property and equipment is stated at cost. Major expenditures for property and those which substantially increase useful lives are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by both straight-line and accelerated methods over the estimated useful lives of the assets.

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:(Con't)

         INTANGIBLE ASSETS

         Goodwill is being amortized on a straight-line basis over ten years.

         EARNINGS PER SHARE

         The computation of earnings per common share is based on the weighted average number of outstanding common stock and common stock equivalents outstanding during the period. The stock options issued under the stock option plan and the option issued to the Chief Operating Officer were not included in common stock equivalents as they were anti-dilutive. As of April 30, 1996 and 1995 there was no difference between primary earnings per share and fully diluted earnings per share.

         INCOME TAXES

         The Company files a consolidated Federal tax return, which includes all of the subsidiaries. Accordingly, Federal income taxes are provided on the taxable income of the consolidated group. State income taxes are provided on a separate company basis, if and when taxable income, after utilizing available carryforward losses, exceeds certain levels.

         DEFERRED INCOME TAXES

         Deferred tax assets arise principally from net operating losses and capital losses available for carryforward against future years taxable income, and the recognition of unrealized losses on marketable securities for financial statement purposes, which are not deductible for income tax purposes.

         RECLASSIFICATIONS

         Certain accounts in the prior-years financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements. Such reclassifications had no effect on the Company's operations.

2.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                      1996               1995
                                                     -------            ------
               Cash paid for:

                     Interest                        $50,629            $16,885
                                                     =======            =======
                     Income taxes                    $12,191            $  --
                                                     =======            =======


         Non-cash Investing & Financing Transactions
         -------------------------------------------

                                                                                  1996             1995
                                                                                ---------       ---------
               Debt incurred for acquisition of property and equipment,
                 Net of cash down payment of $7,559 in 1996 and
                 $81,236 in 1995                                                $ 232,366       $ 440,715
                                                                                =========       =========
               Debt incurred for acquisition of remaining interest in
                  Dicar Asbestos, net of cash down payment of $20,000           $    --         $ 250,000
                                                                                =========       =========
               Issuance of common stock to acquire New York Testing
                  Holdings, Inc. and subsidiaries, net of cash payment
                  of $10,000                                                    $  67,500       $    --
                                                                                =========       =========


           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

3.       INVESTMENTS IN NON-MARKETABLE SECURITIES

         The Company has the following investments in non-marketable securities as of April 30, 1996 and 1995:

                                                         1996           1995
                                                     -----------    -----------
               Sovereign Fidelity, Ltd.              $ 1,776,000    $ 1,776,000
               Pilot Transport, Inc.                   3,417,841      3,417,841
               ICIS Mangement Group Inc. (formerly
                   Alter Sales Co., Inc.)              1,328,000      1,228,000
               Business News Network, Inc.               100,000        100,000
               Martin Labs Joint Venture                    --           79,330
                                                     -----------    -----------
                                                       6,621,841      6,601,171
               Less: valuation allowance              (5,993,841)    (3,676,000)
                                                     -----------    -----------
                 Total investments                       628,000      2,925,171
               Less: current investments                    --             --
                                                     -----------    -----------
                 Net long-term investments           $   628,000    $ 2,925,171
                                                     ===========    ===========


         Sovereign Fidelity, Ltd.

         On May 1, 1995, the Company exchanged its investment in Sovereign Fidelity, Ltd. ("Sovereign") for a promissory note in the amount of $1,772,000 and 3,800,000 restricted shares of Tuscan Industries, Inc. ("Tuscan") valued at $228,000 or $.06 per share. Tuscan, which is publicly traded on the electronic bulletin board, changed its name to Apache Group, Inc. ("Apache") in 1995 and reversed its common stock 1 for 50. As a result, the original 3,800,000 shares were reduced to 76,000 shares. Subsequent to April 30, 1996, Apache reversed an agreement with the Company which would have exchanged the $1,772,000 note for 590,667 post reverse restricted common shares. Based on the underlying facts and circumstances and the uncertainty of the ultimate recovery of the original investment, an additional reserve was established at the end of fiscal 1996. The original 19,500 shares of Sovereign held as collateral in escrow are to be returned to the Company.

                                                1996          1995
                                           -----------    -----------
               Original cost               $ 1,776,000    $ 1,776,000
               Less: valuation allowance    (1,676,000)      (176,000)
                                           -----------    -----------
               Carrying value              $   100,000    $ 1,600,000
                                           ===========    ===========

         Pilot Transport, Inc.

         In April, 1994, Cierra Enterprises, VLT, Inc. ("Cierra"), a Canadian based company involved in the development and manufacturing of electronic gaming software and hardware, was sold to Rep, Inc., a privately held company, for cash of $10,000 and a note of $3,990,000. As of April 30, 1994, based on the underlying facts and circumstances, the Company deferred recognition of the gain on the sale of Cierra until cash payments on the note were actually received. In April, 1995, after receiving principal payments of approximately $755,000 plus interest, CESI exchanged the note due from Rep, Inc. with an unpaid balance of approximately $3,235,000 for 300,000 restricted shares of Pilot Transport, Inc. ("Pilot"), an electronic bulletin board traded stock. Pilot had purchased Cierra from Rep, Inc. during fiscal 1995. The Company utilized its basis in the note, net of the deferred gain as basis for the shares received. On July 28, 1995, the Company exchanged an additional $2,160,000 of notes receivable made during fiscal 1995, including accrued interest, for 500,000 shares of preferred stock in Pilot. The preferred stock carried a 6% coupon dividend payable quarterly commencing August 31, 1995 and is convertible to common shares at the discretion of Pilot's Board of Directors. During the fiscal year ended April 30, 1995, the Company also purchased 65,000 shares of Pilot common stock in the open market for approximately $824,000. As of April 30, 1996, Pilot was non-operational, and the nominal value of the underlying assets required a reserve of the remaining investment balance.

                                                         1996            1995
                                                     -----------    -----------
            Original cost/adjusted basis in note,
              net of deferred gain                   $   433,442    $   433,442
            Exchange for loans receivable              2,160,000      2,160,000
            Acquisition of additional shares             824,399        824,399
                                                     -----------    -----------
                     Total cost basis                  3,417,841      3,417,841
            Less: valuation allowance                 (3,417,841)    (2,700,000)
                                                     -----------    -----------
                     Carrying value                   $   -0-       $   717,841
                                                     ===========    ===========

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 AND 1995

3.       INVESTMENTS IN NON-MARKETABLE SECURITIES:(Cont'd)

         ICIS Management Group Inc. (formerly, Alter Sales Co., Inc.)

         In December, 1994, the Company invested $1,228,000 in preferred stock of Global Talent Guild ("Global"). This investment was exchanged in April 1995 for 256,000 common shares of Alter Sales Co., Inc. ("Alter"), a publicly traded NASDAQ company. Alter had acquired Global as a wholly owned subsidiary in February 1995. During fiscal 1996, Alter changed its name to ICIS Management Group, Inc. Also during fiscal 1996, the Company invested an additional $100,000 for 625,000 restricted comon shares.

                                               1996          1995
                                           -----------    -----------
               Original cost               $ 1,328,000    $ 1,228,000
               Less: valuation allowance      (800,000)      (800,000)
                                           -----------    -----------
                         Carrying value    $   528,000    $   428,000
                                           ===========    ===========

         Business News Network, Inc.

         During fiscal 1995, the Company advanced $150,000 to Business News Network, Inc. ("BNN") to develop a television program to be known as Power Profiles. As of April 30, 1995, $50,000 was classified as a Note Receivable and $100,000 as an investment. The Note was collected subsequent to April 30, 1995. As of April 30, 1996, the realization of the BNN investment in any amount is uncertain.

                                               1996        1995
                                            ---------    ---------
               Original cost                $ 100,000    $ 100,000
               Less: valuation allowance     (100,000)      -0-
                                            ---------    ---------
                         Carrying value       $ -0-      $ 100,000
                                            =========    =========

         Martin Laboratories, Inc. d/b/a Healthwatchers Systems

         During fiscal 1995, the Company invested in a joint venture with Martin Laboratories, Inc. d/b/a Healthwatchers Systems ("Healthwatchers") for $88,500. The agreement calls for a marketing and sales program for a nutritional supplement known as GH3X utilizing the funds advanced to the joint venture. The Company is entitled to its original investment back before profits are split equally between the joint venture partners. This joint venture was terminated during fiscal 1996. As such, the remaining investment balance was written-off after considering current year income and monies received as a return of capital.

                                               1996        1995
                                            --------    --------
               Original cost                $ 88,500    $ 88,500
               Equity in income (loss)        13,503      (9,170)
               Return of capital             (59,288)     -0-
               Write-off of investment       (42,715)     -0-
                                            --------    --------
                         Carrying value       $-0-      $ 79,330
                                            ========    ========


         Sunflower

         On April 10, 1992, the Company acquired a 49% interest in Sunflower Enterprises, Inc., ("Sunflower") a New Jersey corporation. The agreement called for purchasing the minority interest for 30,000 shares of restricted stock plus $2.6 million dollars in funding. As of April 30, 1993 the Company had funded approximately $400,000. The majority shareholder subsequently agreeded to repurchased the 49% interest of Sunflower from the Company for a $385,000 note and return of the 30,000 shares of the Company's common stock. He defaulted on this note and, as a result, the balance has been written-off by the Company in fiscal 1995.

                                                            1996        1995
                                                         ---------   ---------
               Original cost, including advances         $    --     $ 370,000
               Write-off of note receivable in default        --      (370,000)
                                                         ---------   ---------
                         Carrying value                  $    --     $  -0-
                                                         =========   =========

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

3.       INVESTMENTS IN NON-MARKETABLE SECURITIES:(Cont'd)

         Kimberlyn Trading, Inc.

         In December, 1993, the Company purchased 51% of Kimberlyn Trading, Inc. ("KTI"), for cash of $42,500. KTI was a start-up commodity brokerage operation involved primarily in the international brokerage of industrial environmental paints and crumb rubber. KTI has had no reportable revenues or expenses. This investment was written off during fiscal 1995.

                                                    1996         1995
                                                 --------     --------
               Original cost                     $  --        $ 42,500
               Write-off of investment              --         (42,500)
                                                 --------     --------
                         Carrying value          $  --        $  -0-
                                                 ========     ========

         Mohave Shores Development Inc.

         During fiscal 1994, the Company advanced $250,000 to Mohave Shores Development, Inc. ("Mohave") in anticipation of developing land on an Indian reservation in Arizona under a joint venture agreement. Said development never took place and the Company has commenced litigation and is seeking the return of monies advanced to Mohave. This investment was written off during fiscal 1995.

                                                   1996         1995
                                                 --------    ---------
               Original cost                     $  --       $ 250,000
               Write-off of investment              --        (250,000)
                                                 --------    ---------
                         Carrying value          $  --       $   -0-
                                                 ========    =========



4.       INVESTMENT IN OPERATING AGREEMENT

         In June, 1993, LHE entered into a joint operating agreement with Spartan Dismantling Corp. ("Spartan") (as amended March, 1994) for the transfer and disposal of asbestos. Pursuant to the terms of this agreement, the Company has included in the consolidated financial statements its proportionate share of the transfer and disposal business:

                                                        Year Ended April 30
                                                    ---------------------------
                                                       1996              1995
                                                    ----------       ----------
              Current assets                        $     --         $     --
                                                    ==========       ==========
                     Current liabilities            $     --                  $
                                                    ==========       ==========

               Revenues                             $     --         $2,618,790
                                                    ==========       ==========
               Cost of revenues                                       1,766,898
               General & administrative expenses          --            599,440
                                                    ----------       ----------
                         Total costs and expenses         --          2,366,338
                                                    ----------       ----------
               Net Income                           $     --         $  252,452
                                                    ==========       ==========


         In addition, the Company had advanced funds of approximately $2,190,000 to support the joint operations through April 30, 1995.

         In March, 1995, the President of Spartan, who was also a Director of CESI, resigned and assumed total control of the joint operations at Spartan. As a result, the Company has commenced an arbitration action against this individual and Spartan for damages and recovery of net advances and accumulated profit (see note 10). Recovery of these amounts, if any, will be recognized in the period(s) funds are actually received.

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

5.       INVESTMENT IN SUBSIDIARY

         In October, 1993, the Company purchased 51% of Dicar Asbestos, Ltd. d/b/a Phoenix Disposal, Inc.("Dicar"), an environmental company involved in the transportation of hazardous waste. The purchase price was $150,000 cash plus 20,000 shares of restricted stock. In February, 1995, the Company completed the acquisition of the remaining 49% minority interest for $270,000. Terms of payment called for $20,000 down and twenty-five monthly payments in the amount of $10,000 each. Dicar has been operating out of the same physical location as Spartan, and in connection with the loss of control of the Spartan joint operations, management has ceased the operations of Dicar. Accordingly, as of April 30, 1995, management has provided a reserve for the net book value of Dicar of $367,309 which is included in the consolidated balance sheet under the caption "Reserve for contingencies." In fiscal 1996, Dicar was inactive and accordingly the reserve was offset against the corresponding assets and liabilities.

6.       PROPERTY AND EQUIPMENT

         Major classes of property and equipment consist of the following:

                                                                    Estimated useful
                                                                        life-years            1996            1995
                                                                    -----------------    --------------   --------------
         Machinery and equipment                                         5-10            $    2,176,486   $      580,659
         Office furniture and equipment                                  3-7                    131,987           80,875
         Transportation equipment*  **                                   3-5                    933,427          903,532
         Leasehold improvements                                          5-31.5                 496,555          243,067
                                                                                          --------------  --------------
                                                                                              3,738,455        1,808,133

         Less: Accumulated depreciation
                    and amortization                                                           (594,978)        (429,483)
         Net property and equipment                                                       $   3,143,477    $   1,378,650
                                                                                          =============    =============

- ----------
         *Partially pledged, see note 7.

         **Includes approximately $191,000 of equipment under capitalized leases

         Depreciation expense for the years ended April 30, 1996 and 1995 was $435,462 and $193,859, respectively.

7.       LONG-TERM DEBT

         Long-Term debt consists of:                                                               1996            1995
                                                                                                ---------       ---------
          Various equipment notes with monthly payments from $402 to $6,440, including interest ranging from 7.9% to 12.25%, with terms expiring through April, 2001. These notes are collateralized by transportation
          equipment with an original cost of approximately $571,000 (see note 6)                $ 283,746       $ 410,333


          Note payable for the purchase of the remaining 49% of a subsidiary (See
          Note 5). An original amount of $250,000 with payments in the amount of
          $10,000 are due monthly commencing in March, 1995 until April, 1997
          The Company was in dispute with the seller and had ceased making payments. The note has been in default and accordingly as of April 30,
          1995, the entire amount had been classified as current. Subsequent to
          April 30, 1996, the Company reached a settlement for approximately
          $180,000, which requires a down payment of $15,000 plus expenses and the balance payable in $5,000 monthly installments commencing July,
          1996 until September, 1998                                                              183,143         240,000

          Obligations under capitalized leases                                                    176,387            --
                                                                                                ---------       ---------

                Total debt                                                                        643,276         650,333
                Less: Current portion                                                            (260,952)       (356,135)
                                                                                                ---------       ---------

                          Long-term portion:                                                    $ 382,324       $ 294,198
                                                                                                =========       =========


           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

7.       LONG-TERM DEBT (CONT'D)

         The following is a schedule by year of the future minimum principal payments for the next five years;

                                     As of April 30,
                                     ---------------
                                            1997            $  260,952
                                            1998               209,134
                                            1999               120,521
                                            2000                47,095
                                            2001                 5,574
                                                            ----------
                                                            $  643,276
                                                            ==========

         Lease obligations/Capital leases

         The Company has leased equipment under capital leases with monthly payments ranging from $1,348 to 3,236, including interest from 10% to 21.50%, with terms expriing through the year 2000.

         Future minimum lease payments under non cancelable capital leases having terms in excess of one year are as follows:

                               As of April 30,
                               ---------------
                                  1997                           $   73,140
                                  1998                               73,140
                                  1999                               62,140
                                  2000                               16,164
                                                                 ----------
                 Total future minimum lease payments             $  224,584
                 Less: Amount representing interest                 (48,197)
                                                                 -----------
                 Present value of future
                      minimum lease payments                     $  176,387
                                                                 ==========


8.       MAJOR CUSTOMERS

         During fiscal 1996, two customers accounted for approximately 34% of the Company's sales and one customer accounted for 26% of the contract receivable balance. In 1995, a single customer accounted for approximately 21% of the Company's sales and 63% of the contract receivable balance.

9.       RELATED PARTY TRANSACTIONS

         During the year's ended April 30, 1996 and 1995, a director of the Company received fees for assisting the Company in various capital raising transactions (See Note 12).

10.      COMMITMENTS AND CONTINGENCIES LITIGATION

         In March 1993, the Company commenced an action in United States District Court for the District of New Jersey against an individual seeking a declaration that he has no right to purchase, or cause the sale of, any stock of the company pursuant to any alleged agreement with the Company. The defendant has asserted a counterclaim in that action against the company alleging a breach of a stock purchase agreement, as well as a claim of fraud and declaratory judgement seeking to enforce the alleged agreement. During fiscal 1994, the Company was awarded $15,000 in legal fees from a court in Texas where the defendant attempted to change venue, which is being appealed. Management has negotiated a settlement of all claims for 90,000 restricted and 60,000 free trading common shares of the Company.

         In November, 1994, the Company commenced an action in New York State Supreme Court to recover monies advanced to Mohave in anticipation of developing land on an Indian reservation in Arizona (See Note 3). The Company seeks the return of its $250,000 deposit plus legal fees and punitive damages. Management intends to continue aggressively pursuing this matter.

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                FOR THE YEARS ENDED APRIL 30, 1995, 1994 AND 1993

10.      COMMITMENTS AND CONTINGENCIES (CONT'D)

         In February 1995, a lawsuit was commenced against the Company by its former Chairman and President for $10,000,000. The plaintiff claims compensation under his employment agreement and damages from lost profits related to the inability, on cause of the Company, to sell his restricted shares of CESI once the restriction was lifted. The Company has filed counter claims against the plaintiff and believes that it has meritorious defenses to his action and intends to defend it vigorously. However, the final outcome of the case cannot presently be determined and, accordingly, no provision has been made in the financial statements.

         The Company has commenced an action in connection with the Spartan joint venture. The action alleges breach of contract, fiduciary responsibility and other claims. The Company is seeking to recover its advances and accumulated profits which have been written-off as of April 30, 1995. This action has been submitted to arbitration (see note
         4).

         The Company and various current and prior officers and directors have been named in a lawsuit with certain shareholders which contains various allegations. Management denies any wrongdoing, asserts that the complaint is without merit and intends to vigorously defend these claims and, possibly assert counterclaims. No answer or motion has been filed by the defendants, and given the early stage of this action, an evaluation of the outcome is premature. Accordingly, no provision for any liability arising from this lawsuit is included in the Company's financial statement.

         The Company is party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position.

         LEASES

         Trade-Winds is obligated under a lease for its office and warehouse space expiring March 31, 1998, which provides for minimum annual rentals of approximately $86,000, plus 5% annual increases, real estate taxes and operating costs. Trade- Winds has the option to extend the lease annually through March 31, 2001, based on annual increases of 5%.

         Trade-Winds is also obligated under a lease for the space occupied by NYT, expiring September 30, 1997, which provides for minimum annual rentals of approximately $38,000 plus 5% annual increases, real estate taxes and operating costs. Trade-Winds has the option to extend the lease through September, 1999, based on annual increases of 5%.

         The following is a schedule by year of future minimum lease obligations under noncancellable leases as of April 30,

                                                                  Total
                                                               -----------

                        1997                                   $   129,991
                        1998                                       103,364
                                                               -----------
               Total minimum obligation                        $   233,355
                                                               ===========

         Total rental expense under cancelable and noncancellable operating leases was $108,167 and $59,702 for the years ended April 30,1996 and 1995, respectively.

         EMPLOYMENT AGREEMENTS

         In 1995, CESI entered into six (6) year employment agreements with the Chief Operating Officer and the Chief Financial Officer of the Company. The total commitment to the Company from these agreements range from $252,000 in 1995 to $372,000 in 2000, plus certain fringe benefits.
         Trade-Winds is obligated under an employment contract with its President for five (5) years expiring December, 1998 with annual commitments of $156,000 plus certain incentive bonuses.

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

11.      CAPITAL STOCK

         Amendment to Certificate of Incorporation:

         In February, 1995, CESI amended its certificate of incorporation, as follows:

(a) To change the name of the corporation to Comprehensive Environmental Systems, Inc.

(b) The authorization of 10,000,000 shares of preferred stock having a par value of $.01 per share, which may be divided into and issued in series. Holders of preferred stock shall not have the right to cumulate their votes for the election of directors of the corporation and shall not have preemptive rights. The Board of Directors is authorized to designate each series, and to determine:

         1.       The rate of dividends;

         2. The price at and the terms and conditions on which shares may be redeemed;

         3. The amount payable upon shares in the event of liquidation;

         4. Sinking fund provisions for the redemption or purchase of shares;

         5. The terms and conditions on which shares may be converted if the shares of any series are issued with the privilege of conversion; and

         6.       Voting rights.

         Dividends on preferred stock may be cumulative and have a preference over the common stock as to the payment of such dividends, at the discretion of the Board of Directors.

         In the event of voluntary liquidation of the corporation, the preferred stock shall have a preference in the assets of the corporation over the common stock.

c) To declare a one-for- ten reverse stock split on all outstanding shares of common stock. All share data has been changed to reflect post-split amounts.

d)       To provide for indemnification of officers and directors.

12.      STOCK ISSUANCES

         During the year ended April 30, 1996, the Company sold and issued 3,915,750 shares of common stock in various private placements and S-8 registrations for gross proceeds of approximately $3,699,500. Out of these proceeds, direct expenses of approximately $528,000 were paid, including $432,000 of fees paid to a director of the Company (See Note
         9). In addition, the Company issued 72,333 shares of common stock for services under various S-8 placements, and 120,000 shares of common stock for a partial settlement of a legal claim (See Note 10).

         During the year ended April 30, 1995, the Company sold and issued 1,214,839 post reverse shares of common stock in various private placements and S-8 registrations for gross proceeds of approximately $8,394,000. Out of these proceeds, direct expenses of approximately $1,827,000 were paid, including $325,000 of fees paid to a director of the Company (See Note 9).

         Subsequent to April 30, 1996, the Company sold and issued 2,711,111 discounted, restricted shares of common stock under certain private placements. In additional, 150,000 shares of S-8 stock were issued for services in connection with the private placements. One of the agents for these placements was a director of the Company. As of April 30, 1996, $150,000 was held by the Company as advances for these transactions and is included in the balance sheet under the caption "Deposits" in the current liabilities section.

13.      STOCK OPTIONS

         Pursuant to a majority vote of the voting shareholders of the Company, a stock option plan was adopted effective January 21, 1995. The plan provides for additional compensation for officers and key employees in the form of non-qualified or incentive stock options. Under this plan, 700,000 shares have been reserved for future issuance upon exercise of the options. As of April 30, 1995, no shares were issued under this plan. Non-qualified options to purchase 700,000 of these shares have been granted effective May 26, 1995 at an exercise price of $1.50 per share.

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

13.      STOCK OPTIONS (CONT'D)

         In addition, on March 10, 1995, the Company granted to the Chief Operating Officer, a non-qualified option to purchase 2,000,000 shares. The exercise price for these option shares, as amended is $.01 per share. This option can be exercised in whole or in part for a period of five (5) years only upon certain conditions specifically related to employment termination, death or change in control as defined by Rule 405 of Regulation C of the 1933 Act. The Company has deemed a "change in control" to include a material change of the officers of the Company, the acquisition of ten percent (10%) or more of the voting securities of the Company by any person or entity, or a change in the identity of a majority of the board of directors existing on the date of the grant of these options.

14.      INCOME TAXES (BENEFIT)



         Components of income taxes are as follows:

                                                                               Year Ended April 30,
                                                                        ----------------------------------
                                                                            1996                   1995
                                                                        -----------            -----------
          Current:
            Federal                                                     $      --              $      --
            State                                                              --                     --
            Benefit of net operating loss carryforward                         --                     --
                                                                        -----------            -----------
          Total current                                                        --                     --
                                                                        -----------            -----------
          Deferred:
            Federal                                                      (2,195,569)            (2,298,975)
            State                                                          (582,648)              (540,935)
            Less: Valuation allowance                                     1,976,750                921,115
                                                                        -----------            -----------
            Total deferred                                                 (801,467)            (1,918,795)
                                                                        -----------            -----------
          Total income taxes (benefit)                                  $  (801,467)           $(1,918,795)
                                                                        ===========            ===========
         Deferred tax assets consist of the following components:

                                                                                   at April 30,
                                                                        ----------------------------------
                                                                            1996                   1995
                                                                        -----------            -----------
          Net operating loss carryforward                               $ 3,299,500            $ 1,714,533
          Unrealized losses on non-marketable services                    2,517,400              1,406,060
          Allowance for doubtful contracts                                   81,900                   --
                                                                        -----------            -----------
                                                                          5,898,800              3,120,593

          Less: Valuation allowance                                      (3,314,800)            (1,338,060)
                                                                        -----------            -----------
                                                                        $ 2,584,000            $ 1,782,533
                                                                        ===========            ===========


         At April 30, 1996, the Company has realized operating losses available for carryforward against future years' taxable income of approximately $7,856,000 for tax purposes, which would expire throughout 2011. The deferred tax assets were reduced in part by a valuation allowance as the Company estimates that sufficient future taxable income on both a consolidated basis for federal tax purposes and a separate company basis for state tax purposes may not be available to provide for the full realization of such assets.

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors of
Comprehensive Environmental Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Comprehensive Environmental Systems, Inc. and Subsidiaries as of April 30, 1996 and the related consolidated statements of loss, stockholders' equity and cash flows for the years ended April 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Environmental Systems, Inc. and Subsidiaries as of April 30, 1996, and the results of its operations and its cash flows for the years ended April 30, 1996 and 1995, in conformity with generally accepted accounting principles.

As more fully explained in Note 3, the accompanying consolidated balance sheet includes certain investments at a net carrying value of $628,000. The ultimate recovery of such amounts is primarily dependent upon the future value and future performance of the companies underlying these investments, which is not determinable at this time.



                                   Capraro, Centofranchi, Kramer & Co, P.C.


South Huntington, New York
August 8, 1996