Form 10QSB
period 1996-07-31
COMPREHENSIVE ENVIRONMENTAL SYSTEMS INC
filed 1996-09-12
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended July 31, 1996

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the Transition period from __________ to __________.

                         Commission File Number: 0-17072

                    COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

Delaware                                                  11-2844247
(State of other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification Number)

                 72B Cabot Street, West Babylon, New York 11704
                    (Address of principle executive offices)

(Issuer's telephone number) (516) 694-7060

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  _X_                           No___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, Par Value $.0001                        9,028,477
(Title of Each Class)                           (Outstanding at August 31, 1996)

Transitional Small Business Disclosure Format (check one): Yes___        No  _X_

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                  UNAUDITED
                                                                  ---------

                                        ASSETS

                                                          July 31,         April 30,
                                                           1996              1996
                                                         ---------         ---------
CURRENT ASSETS

   Cash                                                 $   698,290      $   282,933
   Contracts receivable, net of allowance for
      doubtful contracts of $195,000 at
      July 31, 1996 and April 30, 1996                    3,200,170        2,043,740
   Inventories and prepaid supplies                         370,065          265,065
   Deferred income taxes                                    680,000          680,000
   Other current assets                                     237,817          148,557
                                                        -----------      -----------

         Total Current Assets                             5,186,342        3,420,295
                                                        -----------      -----------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization              3,182,154        3,143,477
                                                        -----------      -----------

OTHER ASSETS

   Investment in non-marketable securities, net of
      valuation allowance of $5,993,841 at
      July 31, 1996 and April 30, 1996                      628,000          628,000
   Goodwill, net of accumulated amortization                 29,592           30,590
   Deferred acquisition costs, net of
      accumulated amortization                               98,795          100,580
   Deferred income taxes                                  1,904,000        1,904,000
   Other assets                                              62,222           62,447
                                                        -----------      -----------

         Total Other Assets                               2,722,609        2,725,617
                                                        -----------      -----------

   TOTAL ASSETS                                         $11,091,105      $ 9,289,389
                                                        ===========      ===========

                                   (Continued)

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           UNAUDITED
                                                           ---------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   July 31,         April 30,
                                                    1996              1996
                                                   --------         ---------
CURRENT LIABILITIES

   Current portion of long-term debt            $    254,184       $    260,952
   Accounts payable and accrued expenses           1,614,608          1,335,287
   Deposit                                             --               150,000
   Income taxes payable                               20,705             59,080
   Payroll taxes payable                             235,602            228,591
                                                ------------       ------------

         Total Current Liabilities                 2,125,099          2,033,910

OTHER LIABILITIES

   Long-term debt, net of current portion            297,957            382,324
                                                ------------       ------------

         Total Liabilities                         2,423,056          2,416,234
                                                ------------       ------------

STOCKHOLDERS' EQUITY

   Preferred stock, $.01 par value,
    10,000,000 shares authorized,
     No shares issued or outstanding                   --                 --
   Common stock, $.0001 par value,
     50,000,000 shares authorized,
     9,028,477 and 6,167,366 shares
     issued and outstanding, respectively                903                617
   Additional paid-in capital                     19,718,777         18,634,638
   Treasury stock                                      --               (58,000)
   Stock subscription receivable                       --               (46,988)
   Deficit                                       (11,051,631)       (11,657,112)
                                                ------------       ------------

         Total Stockholders' Equity                8,668,049          6,873,155
                                                ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 11,091,105       $  9,289,389
                                                ============       ============


           See Accompanying Notes to Consolidated Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED

                                                             UNAUDITED
                                                             ---------


                                                     July 31,           July 31,
                                                      1996               1995
                                                  ------------       ------------
   Revenues                                       $  5,073,402       $  3,769,748

Cost of revenues                                     3,435,356          2,217,427
                                                  ------------       ------------

      Gross profit                                   1,638,046          1,552,321

Selling, general and administrative expenses         1,017,509          1,082,895
                                                  ------------       ------------

      Income before other income(expense)              620,537            469,426
                                                  ------------       ------------

Other income (expense):

  Settlement of legal claim                               --              (17,500)
  Realized gain on sale of building                       --              188,624
  Interest expense                                     (15,895)              --
  Interest income                                          839               --
                                                  ------------       ------------

      Total other income (expense)                     (15,056)           171,124
                                                  ------------       ------------

      Income before income taxes                       605,481            640,550

Income taxes                                              --              139,520
                                                  ------------       ------------

      Net income                                  $    605,481       $    501,030
                                                  ============       ============

Earnings per common share                         $        .06       $        .08
                                                  ============       ============

Weighted average number of
  common shares outstanding                         10,297,922          5,895,825
                                                  ============       ============




           See Accompanying Notes to Consolidated Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1996

                                    UNAUDITED

                                              Common Stock
                                            -----------------         Additional
                                            Number of         Par      Paid-in
                                              Shares         Value     Capital
                                            ---------      --------  -----------


Balance - April 30, 1996                   6,097,366      $    617   $18,634,638

   Private placements of
      common stock                         2,861,111           286     1,084,139

   Issuance of treasury stock
      to settle legal obligations             70,000

   Collection of stock subscription
      receivable

   Net Income for the quarter              ---------      --------   -----------

Balance - July 31, 1996                    9,028,477      $    903   $19,718,777
                                           =========      ========   ===========

                                                              Stock
                                            Treasury       Subscription           Accumulated
                                             Stock           Receivable             Deficit             Total
                                         -------------      -----------       -----------------      ------------


Balance - April 30, 1996                 $    (58,000)      $    (46,988)      $(11,657,112)      $  6,873,155

   Private placements of
      common stock                                                                                   1,084,425

   Issuance of treasury stock                                                                           58,000
      to settle legal obligations              58,000

   Collection of stock subscription
      receivable                                                  46,988                                46,988

   Net Income for the quarter                                                       605,481            605,481
                                         ------------       ------------       ------------       ------------
  Balance - July 31, 1996                $       --         $       --         $(11,051,631)      $  8,668,049
                                         ============       ============       ============       ============




           See Accompanying Notes to Consolidated Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED


                                                                                           UNAUDITED
                                                                                           ---------

                                                                                     July 31,          July 31,
                                                                                      1996               1995
                                                                                     --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $   605,481               $   501,030
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Deferred income taxes                                                         --                      139,520
     Depreciation and amortization                                               160,300                    59,144
     Gain on sale of building                                                      --                     (188,624)
     Issuance of common stock for services                                         --                       48,500
   Changes in operating assets and liabilities:
     Accounts receivable                                                      (1,156,430)                 (534,205)
     Inventories and prepaid supplies                                           (105,000)                 (124,666)
     Note receivable                                                                  --                    50,000
     Other current assets                                                        (89,260)                 (146,083)
     Other assets                                                                    225                   (59,101)
     Accounts payable and accrued expenses                                       279,321                   715,243
     Current Income taxes                                                        (38,375)                   45,743
     Other current liabilities                                                     7,011                    31,857
     Deferred income taxes                                                          --                      42,000
                                                                             -----------               -----------


NET CASH FLOWS FROM OPERATING ACTIVITIES                                        (336,727)                  580,358
                                                                             -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for investment in subsidiary                                            --                      (10,000)
   Reserve for contingencies                                                       --                     (367,309)
   Deposits advanced                                                               --                      397,943
   Acquisition of fixed assets                                                  (196,194)               (1,152,891)
   Deferred acquisition costs                                                      --                     (107,126)
                                                                             -----------               -----------


NET CASH FLOWS FROM INVESTING ACTIVITIES                                        (196,194)               (1,239,383)
                                                                             -----------               -----------


                                   (Continued)

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                           FOR THE THREE MONTHS ENDED



                                                                       UNAUDITED
                                                                       ---------

                                                               July 31,          July 31,
                                                                 1996              1995
                                                            -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of long-term debt                         (33,135)          (34,165)
   Payment of note payable                                         --             (75,000)
   Proceeds from issuance of common stock, net
      of advance deposits                                       934,425         1,903,144
   Stock subscription receivable                                 46,988          (446,455)
                                                            -----------       -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                        948,278         1,347,524
                                                            -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         415,357           688,499

CASH AND EQUIVALENTS-BEGINNING                                  282,933           648,023
                                                            -----------       -----------

CASH AND EQUIVALENTS-ENDING                                 $   698,290       $ 1,336,522
                                                            ===========       ===========


NON-CASH FINANCING ACTIVITIES

Issuance of restricted common shares for
the investment in New York Testing Laboratories, Inc.,
and Subsidiaries                                            $      --         $    67,500
                                                            ===========       ===========


Step-up in basis of property and equipment
resulting from the allocated purchase
price in excess of net assets acquired from New York
Testing Laboratories, Inc. and Subsidiaries                 $      --         $   328,681
                                                            ===========       ===========

Issuance of common shares in exchanged for
services rendered                                           $      --         $    48,500
                                                            ===========       ===========

Issuance of treasury shares to settlement legal
obligations                                                 $    58,000       $      --
                                                            ===========       ===========



           See Accompanying Notes to Consolidated Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JULY 31, 1996
                                    UNAUDITED


(1) The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and changes in cash flows for all interim periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

     Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.

(2) During the quarter ended July 31, 1996, the Company sold and issued 2,711,111 discounted, restricted shares of common stock under several private placements for gross proceeds of approximately $1,320,000. Out of the proceeds, approximately $148,000 of fees were paid to a director of the Company. In addition, the Company issued 150,000 shares of S-8 common stock for services rendered during the quarter.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Revenues for the first quarter of fiscal 1997 were $5,073,000, an increase of $1,303,000, or 34%, from the same period last year.

For the current quarter, cost of revenues increased by 54% to $3,435,000 compared to the first quarter of fiscal 1996. As a percentage of revenues, such costs were 68% and 59% for the first quarter of fiscal 1997 and 1996, respectively.

Gross profits as a percentage of revenues decreased to 32% compared to 41% for the first quarter of fiscal 1996. This decrease was related to the mix of work as well as increases in the size of certain contracts which normally carry a slightly lower gross profit percentage.

Income from core operations was $620,000 for this current quarter. This represents an increase of $151,000, or 32%, from the first quarter of last year. Income before taxes decreased slightly from 1996 to 1997 primarily due to a non-recurring realized gain from the sale of property during the first quarter of fiscal 1996.

Selling, general and administrative expenses decreased slightly from the first quarter of last year to the first quarter of this year. As a percentage of revenues, such expenses decreased from 29% to 20% for the quarters ended July 31, 1995 and 1996, respectively. This percentage decrease is the direct result of non-recurring expenses incurred in the prior year, streamlining current operations and setting an overhead structure to accommodate an annual consolidated revenue base of between $15 and $20 million.

A provision for taxes was not required for the current fiscal quarter because sufficient reserves exist against the deferred tax assets recognized in prior periods to off-set such provision. Management believes that the reversal of such reserves is appropriate in light of the current growth in revenues and earnings from core operations.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at July 31, 1996 was approximately $3,061,000, an increase of $1,675,000, or 120%, from April 30, 1996. Cash also increased by $415,000 since April 30, 1996. As of July 31, 1996 the Company's current ratio and quick ratio was 2.44:1 and 2.01:1, respectively. This represents a substantial improvement in liquidity from April 30, 1996 where such ratios were 1.68:1 and 1.27:1, respectively.

It is managements continued goal to maintain low levels of long-term debt and to finance equipment acquisition only when appropriate. Total debt compared to total equity improved from April 30, 1996 to July 31, 1996. Such ratios were
 .35:1 and .28:1, respectively. As a result, the current debt/capital structure can now accommodate a working capital credit facility to finance accounts receivable that will enhance cash flow and business growth.

The Company believes that the current levels of working capital and liquidity will not be sufficient to support the continued increase in its revenue base and scope of operations. As such, management will be seeking new sources of capital as well as establishing a credit facility in order to meet its goals.


PART II - OTHER INFORMATION


Item 1. Legal Proceedings

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

In an action that commenced in August 1995 in United States District Court, the Company, various current and prior officers and directors have been named in a lawsuit with certain shareholders which contains various allegations asserting misrepresentations and non-disclosure of certain stock issuances made by the company during fiscal 1995. Management denies any wrongdoing, asserts that the complaint is without merit and intends to continue vigorously defending these claims and, assert counterclaims.

Other Proceeding

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

Item 2. Changes in Securities

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits: None
          (b) Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 10, 1996


                                       COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.


                                       By: /s/ Donald Kessler
                                           ----------------------
                                           DONALD KESSLER, Chairman and
                                           Chief Executive Officer


                                       By: /s/ David R. Behanna
                                           ----------------------
                                           DAVID R. BEHANNA, CPA,
                                           Chief Financial Officer