Form 10KSB/A
period 1996-04-30
COMPREHENSIVE ENVIRONMENTAL SYSTEMS INC
filed 1996-10-10
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1

                                       TO

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       1.  Financial Statements.*

         b)       Reports on Form 8-K*

                  Incorporated by reference to filing dated August 2, 1995, August 8, 1995 and August 16, 1995.

         c)       Items Required by Item 601 of Regulation S-B*

                           3a. Restated Certificate of Incorporation and Amendment to the Certificate of Incorporation. (Incorporated by reference to Exhibits 3.1 and 3.2, respectively, of the Company's Registration Statement No. 33-14370 N.Y. filed June 1, 1987).*

                           3b. Restated By-Laws (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement No. 33-14370 N.Y. filed June 1,
                                    1987).*

                           3c.      Restated  Certificate of  Incorporation  and
                                    Amendment    to    the     Certificate    of
                                    Incorporation filed March 6, 1995.*

                           4. Instruments defining the rights of Security Holders including indentures:

                                    a.       Specimen of Common  Stock  Purchase
                                             Warrant  dated  September  3, 1987,
                                             (Incorporated   by   reference   to
                                             Exhibit   4.1  of   the   Company's
                                             Registration Statement No. 33-14370
                                             of N.Y. filed June 1, 1987).*

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
                                             N.Y. filed June 1, 1987).*

                                    c.       Form of Underwriter's Unit Purchase
                                             Option granted to Date  Securities,
                                             Inc.   dated   September  3,  1987.
                                             (Incorporated   by   reference   to
                                             Exhibit   4.3  of   the   Company's
                                             Registration Statement No. 33-14370
                                             N.Y. filed June 1, 1987).*

                           5. Proxy statement dated December 20, 1994 is hereby incorporated by reference.*

                          27.       Financial Data Schedule.


----------
*   Filed previously.

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

                                    COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.

                                    By:      /s/ DONALD KESSLER
                                             -----------------------------
                                             DONALD KESSLER, Chairman and
                                             Chief Executive Officer

                                    By:      /s/ DAVID R. BEHANNA
                                             -----------------------------
                                             DAVID R. BEHANNA, CPA,
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ DONALD KESSLER
-----------------------------           Date:  August 13, 1996
DONALD KESSLER, Director

/s/ LEO MANGAN
-----------------------------           Date:  August 13, 1996
LEO MANGAN, Director

/s/ MICHAEL O'REILLY
-----------------------------           Date:  August 13, 1996
MICHAEL O'REILLY, Director

/s/ DAVID BEHANNA
-----------------------------           Date:  August 13, 1996
DAVID BEHANNA, Director

/s/ JAMES W. NEAREN
-----------------------------           Date:  August 13, 1996
JAMES W. NEAREN, Director

/s/ LYNNE SCOTT
-----------------------------           Date:  August 13, 1996
LYNNE SCOTT, Director