Form 10QSB/A
period 1996-07-31
COMPREHENSIVE ENVIRONMENTAL SYSTEMS INC
filed 1996-12-23
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

(Mark One)

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended July 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

              Yes   [ X ]                        No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, Par Value $.0001                        9,028,477
(Title of Each Class)          (Outstanding at August 31, 1996)

Transitional Small Business Disclosure Format (check one): Yes [   ]   No  [ X ]

THE FOLLOWING AMENDS IN ITS ENTIRETY FORM 10-QSB FOR THE QUARTER
ENEDED JULY 31, 1996 AS PREVIOUSLY FILED WITH THE SECURITIES AND
EXCHANGE COMMISSION ON SEPTEMBER 10, 1996.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (RESTATED)

                                                              UNAUDITED
                                                              ---------

                                                         July 31,     April 30,
                                                         1996          1996
                                                      -----------   -----------
CURRENT ASSETS

   Cash                                                $   698,290   $   282,933
   Contracts receivable, net of allowance for
      doubtful contracts of $195,000 at
      July 31, 1996 and April 30, 1996                   3,200,170     2,043,740
   Inventories and prepaid supplies                        370,065       265,065
   Deferred income taxes                                   680,000       680,000
   Other current assets                                    237,817       148,557
                                                       -----------   -----------

         Total Current Assets                            5,186,342     3,420,295
                                                       -----------   -----------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization             3,182,154     3,143,477
                                                       -----------   -----------

OTHER ASSETS

   Investment in non-marketable securities, net of
      valuation allowance of $5,993,841 at
      July 31, 1996 and April 30, 1996                     628,000       628,000
   Goodwill, net of accumulated amortization                29,592        30,590
   Deferred acquisition costs, net of
      accumulated amortization                              98,795       100,580
   Deferred income taxes                                 1,904,000     1,904,000
   Other assets                                             62,222        62,447
                                                       -----------   -----------

         Total Other Assets                              2,722,609     2,725,617
                                                       -----------   -----------

   TOTAL ASSETS                                        $11,091,105   $ 9,289,389
                                                       ===========   ===========




                                   (Continued)
                                        1

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (RESTATED)


                                                              UNAUDITED
                                                              ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       July 31,       April 30,
                                                         1996           1996
                                                      -----------   -----------
CURRENT LIABILITIES

   Current portion of long-term debt                  $   254,184   $   260,952
   Accounts payable and accrued expenses                1,614,608     1,335,287
   Deposit                                                   --         150,000
   Income taxes payable                                    20,705        59,080
   Payroll taxes payable                                  235,602       228,591
                                                      -----------   -----------

         Total Current Liabilities                      2,125,099     2,033,910

OTHER LIABILITIES

   Long-term debt, net of current portion                 297,957       382,324
                                                      -----------   -----------

         Total Liabilities                              2,423,056     2,416,234
                                                      -----------   -----------

STOCKHOLDERS' EQUITY

   Preferred stock, $.01 par value,
    10,000,000 shares authorized,
     No shares issued or outstanding                         --            --
   Common stock, $.0001 par value,
     50,000,000 shares authorized,
     9,028,477 and 6,167,366 shares
     issued and outstanding, respectively                     903           617
   Additional paid-in capital                          25,961,516    24,727,377
   Treasury stock                                            --         (58,000)
   Stock subscription receivable                             --         (46,988)
   Deficit                                            (17,294,370)  (17,749,851)
                                                      -----------   -----------

         Total Stockholders' Equity                     8,668,049     6,873,155
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $11,091,105   $ 9,289,389
                                                      ===========   ===========







           See Accompanying Notes to Consolidated Financial Statements
                                        2

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED (RESTATED)

                                                              UNAUDITED
                                                              ---------
                                                        July 31,      July 31,
                                                         1996           1995
                                                      -----------   -----------
Revenues                                              $ 5,073,402   $ 3,769,748

Cost of revenues                                        3,435,356     2,217,427
                                                      -----------   -----------
      Gross profit                                      1,638,046     1,552,321

Selling, general and administrative expenses            1,167,509     1,476,645
                                                      -----------   -----------
      Income before other income(expense)                 470,537        75,676
                                                      -----------   -----------
Other income (expense):

  Settlement of legal claim                                  --         (17,500)
  Realized gain on sale of building                          --         188,624
  Interest expense                                        (15,895)         --
  Interest income                                             839          --
                                                      -----------   -----------
      Total other income (expense)                        (15,056)      171,124
                                                      -----------   -----------
      Income before income taxes                          455,481       246,800

Income taxes                                                 --            --
                                                      -----------   -----------
      Net income                                      $   455,481   $   246,800
                                                      ===========   ===========

Earnings per common share                             $       .06   $       .07
                                                      ===========   ===========

Weighted average number of
  common shares outstanding                             7,597,922     3,410,825
                                                      ===========   ===========








         See Accompanying Notes to Consolidated Financial Statements
                                        3



           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED JULY 31, 1996 (RESTATED)

                                    UNAUDITED
                                    ---------
                                                   Common Stock
                                                 -----------------    Additional                 Stock
                                                  Number of   Par     Paid-in     Treasury   Subscription  Accumulated
                                                  Shares     Value    Capital       Stock      Receivable    Deficit        Total
                                                 ---------   -----  -----------   ---------   ---------   ------------    ----------
Balance - April 30, 1996                         6,097,366   $617   $24,727,377   $(58,000)   $(46,988)   $(17,749,851)   $6,873,155

 Private placements of
    common stock                                 2,711,111    271     1,084,154                                            1,084,425

Issuance of common
    stock for services                             150,000     15       149,985                                              150,000

 Issuance of treasury stock
    to settle legal obligations                     70,000                          58,000                                    58,000

 Collection of stock subscription
    receivable                                                                                  46,988                        46,988

 Net Income for the quarter                                                                                    455,481       455,481
                                                 ---------   ----   -----------   ---------   ---------   ------------    ----------
Balance - July 31, 1996                          9,028,477   $903   $25,961,516   $   --      $   --      $(17,294,370)   $8,668,049
                                                 =========   ====   ===========   =========   =========   ============    ==========




           See Accompanying Notes to Consolidated Financial Statements
                                        4

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED (RESTATED)

                                                               UNAUDITED
                                                               ---------
                                                         July 31,     July 31,
                                                          1996          1995
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $   455,481   $   246,800
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                        160,300        59,144
     Gain on sale of building                                --        (188,624)
     Issuance of common stock for services                150,000       442,250
   Changes in operating assets and liabilities:
     Accounts receivable                               (1,156,430)     (534,205)
     Inventories and prepaid supplies                    (105,000)     (124,666)
     Note receivable                                         --          50,000
     Other current assets                                 (89,260)     (146,083)
     Other assets                                             225       (59,101)
     Accounts payable and accrued expenses                279,321       715,243
     Current Income taxes                                 (38,375)       45,743
     Other current liabilities                              7,011        31,857
     Deferred income taxes                                   --          42,000
                                                      -----------   -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                 (336,727)      580,358
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for investment in subsidiary                      --         (10,000)
   Reserve for contingencies                                 --        (367,309)
   Deposits advanced                                         --         397,943
   Acquisition of fixed assets                           (196,194)   (1,152,891)
   Deferred acquisition costs                                --        (107,126)
                                                      -----------   -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES                 (196,194)   (1,239,383)
                                                      -----------   -----------








                                   (Continued)
                                        5

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

Issuance of treasury shares in settlement of legal
obligations                                           $    58,000   $      --
                                                      ===========   ===========



           See Accompanying Notes to Consolidated Financial Statements
                                        6

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

(2) During the quarter ended July 31, 1996, the Company sold and issued 2,711,111 discounted, restricted shares of common stock under several private placements for gross proceeds of approximately $1,320,000. Out of the proceeds, approximately $148,000 of fees were paid to a director of the Company. In addition, the Company issued 150,000 shares of common stock for services rendered during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the fiscal quarters ended July 31, 1996 and 1995, is being updated as of December 17, 1996 and should be read in conjuction with the Consolidated Financial Statements contained herein.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of fiscal 1997, the Company determined that the accounting treatment related to certain issuances of common stock for various services during fiscal 1996 and 1995 was improper. This issue came to light subsequent to a management restructing. As a result, the Company has restated the financial statements to properly account for these transactions. The effect of these changes on the net income for the fiscal quarters ended July 31, 1996 and 1995 are as follows:

                                                             July 31,
                                                     ---------------------------
                                                        1996             1995
                                                     -----------     -----------
Net income, as originally reported                   $   605,481     $   501,030

Net income, as restated                              $   455,481     $   246,800

Income per share, as originally reported             $       .06     $       .08

Income per share, as restated                        $       .06     $       .07

These changes were principally related to investment service fees and other costs incurred by the Company which should have been expensed rather than recorded as a reduction to Additional Paid-in Capital. The restatement had no effect on the total shares outstanding or Total Stockholders' Equity as of July 31, 1996. The cummulative effect of these changes results in an increase of the Company's Deficit of approximately $6,100,000 and $150,000 and a corresponding increase of Additional Paid-in Capital for such amounts as of April 30, 1996 and July 31, 1996, respectively.

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

Income from core operations was $470,000 for this current quarter. This represents an increase of $394,000, or 518%, from the first quarter of last year. Net income increased from 1996 to 1997 primarily due to a reduction in selling general and administrative expenses.

Selling, general and administrative expenses decreased by $309,000 from the first quarter of last year to the first quarter of this year. As a percentage of revenues, such expenses decreased from 39% to 23% for the quarters ended July 31, 1995 and 1996, respectively. This percentage decrease is the direct result of non-recurring expenses incurred in the prior year, streamlining current operations and setting an overhead structure to accommodate an annual consolidated revenue base of between $15 and $20 million.

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

Dated:   December 17, 1996

                              COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.

                              By: /s/ MICHAEL O'REILLY
                                   ---------------------------------------
                                   MICHAEL O'REILLY, Chairman and
                                   Chief Executive Officer

                              By:  /s/ DAVID R. BEHANNA
                                   ---------------------------------------
                                   DAVID R. BEHANNA, CPA,
                                   Chief Financial Officer