Form 10QSB
period 1996-10-31
COMPREHENSIVE ENVIRONMENTAL SYSTEMS INC
filed 1996-12-23
CIK 814915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.


     For the quarterly period ended October 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For  the Transition period from __________ to __________.

     Commission File Number: 0-17072

                    COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                            11-2844247
(State of other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification Number)

72B Cabot Street, West Babylon, New York      11704
(Address of principle executive offices)      (Zip Code)

(516) 694-7060
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  YES     [X]                          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.0001                9,103,477
(Title of Each Class)                        (Outstanding at December 20, 1996)

Part I - Financial Information

Item 1.  Financial Statements


           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    UNAUDITED
                                                                    ---------

                                           ASSETS

                                                            October 31,      April 30,
                                                               1996            1996
                                                            -----------   -----------
CURRENT ASSETS

   Cash                                                     $   516,085   $   282,933
   Contracts receivable, net of allowance for
       doubtful contracts of $195,000 at
        October 31, 1996 and April 30, 1996                   2,777,597     2,043,740
   Current portion of note receivable                            20,940          --
   Inventories and prepaid supplies                             370,065       265,065
   Prepaid expenses                                             185,617          --
   Deferred income taxes                                        680,000       680,000
   Other current assets                                         190,046       148,557
                                                            -----------   -----------


         Total Current Assets                                 4,740,350     3,420,295
                                                            -----------   -----------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization                  3,262,552     3,143,477
                                                            -----------   -----------

OTHER ASSETS

   Note Receivable                                              254,060          --
   Investment in non-marketable securities, net of
     valuation allowance of $3,936,000 and $5,993,841
     at October 31, 1996 and April 30, 1996, respectively       100,000       628,000
   Goodwill, net of accumulated amortization                     28,594        30,590
   Deferred acquisition costs, net of
      accumulated amortization                                   97,010       100,580
    Deferred income taxes                                     1,904,000     1,904,000
   Deferred restructuring costs                                 792,000          --
   Other assets                                                  95,630        62,447
                                                            -----------   -----------


         Total Other Assets                                   3,271,294     2,725,617
                                                            -----------   -----------


   TOTAL ASSETS                                             $11,274,196   $ 9,289,389
                                                            ===========   ===========

                                   (Continued)
                                        1

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                    UNAUDITED
                                                                    ---------


                                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           October 31,      April 30,
                                                              1996            1996
                                                            -----------   -----------
CURRENT LIABILITIES

   Current portion of long-term debt                        $   312,898   $   260,952
   Accounts payable and accrued expenses                      1,233,372     1,335,287
   Note payable                                                 100,000          --
   Deposit                                                         --         150,000
   Income taxes payable                                          34,603        59,080
   Other current liabilities                                    235,602       228,591
                                                            -----------   -----------

         Total Current Liabilities                            1,916,475     2,033,910

OTHER LIABILITIES

   Long-term debt, net of current portion                       469,347       382,324
                                                            -----------   -----------

         Total Liabilities                                    2,385,822     2,416,234
                                                            -----------   -----------

STOCKHOLDERS' EQUITY

   Preferred stock, $.01 par value,
    10,000,000 shares authorized,
     No shares issued or outstanding                               --            --
   Common stock, $.0001 par value,
     50,000,000 shares authorized,
     9,103,477 issued less 20,000
      treasury shares                                               910           617
   Additional paid-in capital                                26,052,509    24,727,377
   Treasury stock                                               (10,000)      (58,000)
   Stock subscription receivable                                              (46,988)
   Deficit                                                  (17,155,045)  (17,749,851)
                                                            -----------   -----------

         Total Stockholders' Equity                           8,888,374     6,873,155
                                                            -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $11,274,196   $ 9,289,389
                                                            ===========   ===========


           See Accompanying Notes to Consolidated Financial Statements
                                        2

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                     UNAUDITED
                                     ---------

                                                             SIX MONTHS ENDED
                                                             ----------------


                                                           October 31,    October 31,
                                                              1996             1995
                                                            -----------   -----------

Revenues                                                    $ 8,254,724   $ 6,371,661

Cost of revenues                                              5,566,768     3,893,219
                                                            -----------   -----------

      Gross profit                                            2,687,956     2,478,442

Selling, general and administrative expenses                  2,132,931     2,474,940
                                                            -----------   -----------

      Income (loss) before other income (expense)               555,025         3,502
                                                            -----------   -----------

Other income (expense):

  Management restructuring costs                               (401,000)         --
  Settlement of legal claims, net                               246,654       (17,500)
  Income from joint venture                                        --          22,512
  Gain on sale of marketable security                              --          63,999
  Gain on sale of assets, net                                   221,710          --
  Realized gain on sale of building                                           188,624
  Interest expense                                              (29,131)         --
  Interest and dividend income                                    1,548        39,732
                                                            -----------   -----------

      Total other income (expense)                               39,781       297,367
                                                            -----------   -----------


      Income before income taxes                                594,806       300,869

Income taxes                                                       --            --
                                                            -----------   -----------

      Net income                                            $   594,806   $   300,869
                                                            ===========   ===========

Earnings per common share                                   $       .07   $       .07
                                                            ===========   ===========

Weighted average number of
  common shares outstanding                                   8,331,449     4,419,095
                                                            ===========   ===========


           See Accompanying Notes to Consolidated Financial Statements
                                        3

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  UNAUDITED
                                                                  ---------

                                                              THREE MONTHS ENDED
                                                              ------------------


                                                            October 31,   October 31,
                                                               1996          1995
                                                            -----------   -----------
Revenues                                                    $ 3,181,322   $ 2,601,913

Cost of revenues                                              2,131,412     1,675,792
                                                            -----------   -----------

      Gross profit                                            1,049,910       926,121

Selling, general and administrative expenses                    965,422       998,295
                                                            -----------   -----------

Income (loss) before other income(expense)                       84,488       (72,174)
                                                            -----------   -----------

Other income (expense):

  Management restructuring costs                               (401,000)         --
  Settlement of legal claims, net                               246,654          --
  Income from joint venture                                        --          22,512
  Gain on sale of marketable security                              --          63,999
  Gain on sales of assets, net                                  221,710          --
  Interest Expense                                              (13,236)         --
  Interest and dividend income                                      709        39,732
                                                            -----------   -----------

      Total other income (expense)                               54,837       126,243
                                                            -----------   -----------
      Income before income taxes                                139,325        54,069

Income taxes                                                       --            --
                                                            -----------   -----------

      Net income                                            $   139,325   $    54,069
                                                            ===========   ===========

Earnings per common share                                   $       .02   $       .01
                                                            ===========   ===========

Weighted average number of
  common shares outstanding                                   9,065,977     5,427,366
                                                            ===========   ===========


           See Accompanying Notes to Consolidated Financial Statements
                                        4

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1996

                                                              UNAUDITED
                                                              ---------

                                         Common Stock
                                         ------------           Additional                 Stock
                                    Number of        Par         Paid-in      Treasury  Subscription     Accumulated
                                     Shares         Value        Capital       Stock     Receivable        Deficit          Total
                                     -----------  -----------   -----------   -----------  -----------    -----------    -----------
Balance - April  30, 1996             6,097,366      $ 617      $24,727,377     $(58,000)  $(46,988)    $(17,749,851)   $ 6,873,155

  Private placements of
     common stock                     2,600,000        260        1,084,165                                               1,084,425

   Issuance of common
      stock for services                261,111         26          205,974                                                 206,000

        Issuance of treasury stock
     to settle legal obligations         70,000                                   58,000                                     58,000

 Return of common stock as
    part of legal settlement            (20,000)                                 (10,000)                                   (10,000)

  Collection of stock subscription
     receivable                                                                                46,988                        46,988

  Issuance of common stock for
     partial payment of management
     restructuring charges               75,000          7          34,993                                                  35,000

  Net Income                                                                                                 594,806        594,806
                                      ---------      -----      -----------     --------     --------  -------------    -----------
Balance - October  31, 1996           9,083,477      $ 910      $26,052,509     $(10,000)    $   --    $ (17,155,045)   $ 8,888,374
                                      =========      =====      ===========     ========     ========  =============    ===========



           See Accompanying Notes to Consolidated Financial Statements
                                        5

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED

                                                                     UNAUDITED
                                                                     ---------

                                                            October 31,    October 31
                                                               1996           1995
                                                            -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $   594,806   $   300,869
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                              321,329       121,033
     Gain on sale of building                                      --        (188,624)
     Issuance of common stock for services                      206,000       442,250
     Income from joint venture                                     --         (22,512)
     Management restructuring costs                             211,000          --
      Gain on sale of assets, net                              (221,710)         --
     Settlement of legal claims, net                           (255,000)         --
   Changes in operating assets and liabilities:
     Accounts receivable                                       (733,857)     (540,593)
     Inventories and prepaid supplies                          (105,000)     (274,667)
     Prepaid expenses                                          (185,617)         --
     Note receivable                                               --          50,000
     Other current assets                                       (41,489)     (214,535)
     Other assets                                               (33,183)      (48,405)
     Accounts payable and accrued expenses                     (101,915)      696,533
     Current Income taxes                                       (24,477)        5,636
     Other current liabilities                                    7,011        33,105
     Deferred income taxes                                         --          42,000
                                                            -----------   -----------


NET CASH FLOWS FROM OPERATING ACTIVITIES                       (362,102)      402,090
                                                            -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for investment in subsidiary                            --         (10,000)
   Reserve for contingencies                                       --        (367,309)
   Deposits advanced                                               --         397,943
   Proceeds from the sale of assets                                --         221,710
   Deferred restructuring costs                                (792,000)         --
   Investment on non-marketable securities                      528,000          --
   Acquisition of fixed assets                                 (434,838)   (1,528,552)
   Deferred acquisition costs, net                                 --        (103,938)
                                                            -----------   -----------


NET CASH FLOWS FROM INVESTING ACTIVITIES                       (477,128)   (1,611,856)
                                                            -----------   -----------

                                   (Continued)
                                        6

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                            FOR THE SIX MONTHS ENDED



                                                                     UNAUDITED
                                                                     ---------

                                                             October 31,  October 31,
                                                               1996          1995
                                                            -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable                                   100,000          --
   Proceeds from long-term debt                                 223,000          --
   Principal payments of long-term debt                        (232,031)      (99,407)
   Payment of note payable                                         --         (75,000)
   Proceeds from issuance of common stock, net
       Of advance deposits                                      934,425     3,137,784
   Stock subscription receivable                                 46,988      (534,920)
                                                            -----------   -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                      1,072,382     2,428,457
                                                            -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         233,152     1,218,691

CASH AND EQUIVALENTS-BEGINNING                                  282,933       648,023
                                                            -----------   -----------

CASH AND EQUIVALENTS-ENDING                                 $   516,085   $ 1,866,714
                                                            ===========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of restricted common shares for
the investment in New York Testing Laboratories, Inc.,
and Subsidiaries                                            $      --     $    67,500
                                                            ===========   ===========
Step-up in basis of property and equipment resulting from
the allocated purchase price in excess of net assets
acquired from New York Testing Laboratories, Inc.
and Subsidiaries                                            $      --     $   328,681
                                                            ===========   ===========
Issuance of common shares in exchanged for
services                                                    $   206,000   $   442,250
                                                            ===========   ===========
Note receivable and return of common stock accepted
   as partial consideration in settlement of a
   legal claim                                              $   285,000   $      --
                                                            ===========   ===========
Issuance of long-term debt in connection with the partial
   settlement of a legal claim and separate consulting
   agreement                                                $   155,000   $      --
                                                            ===========   ===========
SUPPLEMENTAL INFORMATION
 Interest Paid                                              $    29,131   $    24,256
                                                            ===========   ===========
 Taxes Paid                                                 $       346   $       224
                                                            ===========   ===========



           See Accompanying Notes to Consolidated Financial Statements
                                        7

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED OCTOBER 31, 1996
                                    UNAUDITED

(1) The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year-end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and changes in cash flows for all interim periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the most recent fiscal year.

     (2) As part of the management restructuring during September 1996, the Company entered into separate termination agreements with the former Chief Executive Officer("CEO"), Chief Operating Officer("COO") and Special Securities Counsel("SSC") to the Company. These agreements call for pay-outs of existing compensation arrangements plus additional benefits in the form of transferring an investment in non-marketable securities of $528,000, issuing stock options and other miscellaneous benefits. Included in Management Restructuring Costs on the Consolidated Statements of Income are the accrued costs related to the former CEO and SSC for $216,000 and $35,000, respectively. As a result of the indictment in October 1996 against the former COO and SSC, the Company has not accrued for the termination agreement with the former COO totaling approximately $1,450,000. Included on the Consolidated Balance Sheet under Deferred Restructuring Costs are amounts actually paid and the value of the non-marketable securities transferred at closing of the termination agreement with the former COO totaling $792,000. Even if the indictments and the allegations contained therein are proven not to be true, there was still a lack of fiduciary responsibility to the Company by both the former COO and SSC. In light of the facts and circumstances, the Company has already made formal demands to the COO and SSC for the return of all consideration paid and assets transferred pursuant to the termination agreements through the date of the indictment and is vigorously pursuing this matter. The Company has also formally cancelled all option certificates previously issued in connection with the termination agreements. In addition, Management Restructuring Costs include approximately $150,000 of legal and professional fees incurred in connection with these agreements and the subsequent matters resulting from the indictment.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Core operations for the six months showed revenues and net income of $8,255,000 and $595,000, respectively, versus $6,372,000 and $301,000 respectively, for the same period last year. This represents an increase of 30% and 98%, respectively, from the prior year.

Cost of revenues increased $1,674,000 or 43% from the first six months last year but, as a percentage of revenues, increased from 61% to 67% when compared to the first six months of last year to this year.

Gross profit increased $210,000 or 8% from the first six months of fiscal 1996 to 1997. As a percentage of revenues, the gross profit decreased to 32% compared to 39% for the first six months of fiscal 1996. This decrease results from a change in the mix of work compared to last year as well as certain larger contracts that normally carry a slightly lower gross profit margin.

Selling, general and administrative expenses decreased approximately 342,000 from the first six months of last year compared to the first six months of this year. As a percentage of revenues, these expenses were approximately 39% and 26% for the six months ended October 31, 1995 and 1996, respectively. This is the direct result of management is continued efforts to streamline overhead and build a more efficient operation.

A provision for taxes was not required for the current fiscal quarter because sufficient reserves exist against the deferred tax assets recognized in prior periods to off-set such provision. Management believes that the reversal of such reserves is appropriate in light of the current growth in revenues and earnings from core operations.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at October 31, 1996 including cash, was $2,824,000 an increase of $1,438,000 or 104% from April 30, 1996. Cash and accounts receivable increased by $233,000 and $734,000, respectively from April 30, 1996. As of October 31, 996, the current ratio was 2:47:1. This represents a substantial improvement in liquidity from April 30, 1996 where such ratio was 1:68:1. It is managements continued goal to maintain low levels of long-term debt financing. However, management is actively seeking a working capital credit facility to finance accounts receivable that will enhance cash flow and business growth.

The Company believes that the current levels of working capital and liquidity will not be sufficient to support the continued increase in its revenue base and scope of operations.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings


Pending Litigation

In November, 1994, the Company commenced an action in New York State Supreme Court to recover monies advanced to Mohave Shores Development, Inc. ("Mohave") in anticipation of developing land on an Indian reservation in Arizona. The Company seeks the return of its $250,000 deposit plus legal fees and punitive damages. In addition, it is hopeful that a declaratory judgement will be obtained for all water rights contained in the ground lease entered into by Mohave with the reservation. Management intends to continue aggressively pursuing this matter.

In an action that commenced in August 1995 in United States District Court, the Company and various current and prior officers and directors have been named in a lawsuit with certain shareholders which contains various allegations. Management denies any wrong doing, asserts that the complaint is without merit and continues to vigorously defend these claims.


Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits: None
         (b)      Reports on Form 8-K

                  Reports filed on Form 8-K dated September 12, 1996 and September 26, 1996 are hereby incorporated by reference.


SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   December 20, 1996


                                     COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.


                                     By:/s/ Michael O'Reilly
                                        ----------------------------------
                                            MICHAEL O'REILLY, Chairman and
                                               Chief Executive Officer


                                     By /s/ David R. Behanna
                                        ----------------------------------
                                            DAVID R. BEHANNA, CPA
                                          Chief Financial Officer