Form 10KSB/A
period 1996-04-30
COMPREHENSIVE ENVIRONMENTAL SYSTEMS INC
filed 1996-12-24
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-2

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

The issuer's revenues for its most current fiscal year were $9,906,661.

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

For dry land liquid spills, Comprehensive has the equipment capacity to move 100,000 gallons in any 24 hour period directly to the disposal facility utilizing a fleet of 18 pump trucks that include tankers and straight trucks. Additionally, this equipment has the capability of loading directly into drums on site, roll-offs or transporting directly to the disposal site. One of Comprehensive's subsidiaries is a licensed waste hauler for the State of New York.

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

ITEM 2.  PROPERTIES

All of the Company's properties are leased. Lease terms range up to 5 years with certain renewal options. Facilities and locations are:


                           Principal           Approx.    Type of    Exp.
Location                       Use             Sq. Ft.    Const.     Date
--------                   ---------           -------    -------    -----
72 Cabot St.               Headquarters,       20,000     Block      May, 1998
West Babylon, NY 11704     Warehouse &
                           Offices

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

           FISCAL 1995           HIGH                 LOW
           -----------           ----                 ---
           First Quarter (a)     28.12                16.25
           Second Quarter (a)    25.62                12.50
           Third Quarter (a)     15.62                 4.69
           Fourth Quarter         5.25                 1.69

           FISCAL 1996
           -----------
           First Quarter           3.38                 1.63
           Second Quarter          3.50                 1.88
           Third Quarter           1.88                  .94
           Fourth Quarter          1.19                  .63

     (a) These per share prices have been restated to reflect the 1 for 10 reverse split effective January 21, 1995.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the two fiscal years ended April 30, 1996 and 1995, is being updated as of December 20, 1996, and should be read in conjunction with the Consolidated Financial Statements contained herein.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

After filing its form 10-KSB for the year ended April 30, 1996, the Company determined that the accounting treatment related to certain issuances of common stock for various services during fiscal 1996 and 1995 was improper. This matter came to light subseqent to a management restructuring during the second quarter of fiscal 1997. As more fully discussed in Note 2 to the Consolidated Financial Statements, the Company has restated the financial statements to properly account for these transactions as expenses rather than a reduction of Additional Paid-in Capital.

RESULTS OF OPERATIONS

Core Operations

The loss from core operations was approximately $2,435,000 for fiscal 1996. This resulted primarily from non-recurring expenses related to additional legal fees necessary to settle litigation, redundant expenses in New York Testing Laboratories, Inc. and Laboratory Testing Services, Inc. operations that have now been streamlined, as well as setting an overhead structure to accommodate a consolidated revenue base of between $15 and $20 million. The loss from core operations of approximately $4,979,000 for fiscal 1995 results primarily from various investment and promotional fees incurred beginning in the second fiscal quarter.

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

Equipment increased by $2,207,000 due to increased operations related to anticipated spill response business as well as the acquisition of New York Testing Holdings, Inc. and subsidiaries during the fiscal year now included in the consolidated balance sheet. No additional borrowing was incurred in connection with the acquisition of this equipment

The Company believes that the current levels of working capital and liquidity will not be sufficient to support the continued increase in its scope of operations. As such, management will be seeking new sources of capital as well as establishing a credit facility in order to meet its goals.

ITEM 7.  FINANCIAL STATEMENTS

See Item 13 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreement with accountants on accounting and financial disclosure. A change in accountants is herein incorporated by reference to 8-K filings dated August 8, 1995 and August 14, 1995.

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

EXECUTIVE OFFICERS
------------------

NAME                TITLE                               AGE     APPOINTMENT DATE
----                -----                               ---     ----------------
Donald Kessler      Chairman, President & Chief                 March 1995
                    Executive Officer                   52

Michael O'Reilly    Secretary                           46      August 1995


DIRECTORS           TITLE                               AGE     APPOINTMENT DATE
---------           -----                               ---     ----------------

Donald Kessler      Chairman of the Board, President    52      March 1995
                    and Chief Executive Officer

Leo Mangan          Chief Operating Officer             40      May 1993

Michael O'Reilly    President of Trade-Winds            46      December 1993
                    Environmental Restoration, Inc.

David Behanna       Chief Financial Officer             38      February 1995

James Nearen        Outside Director                    42      December 1995

Lynne Scott         Outside Director                    48      March 1996


Donald Kessler is a director and James Nearen is a director and an officer of ICIS Management Group, Inc. located in Lighthouse Point, FL (NASDAQ:ICIS)

Leo Mangan has two prior felony drug trafficking convictions from 1979 and 1990.

Directors do not presently receive compensation for serving on the Board. In addition, there are no pension, profit sharing or other forms of deferred compensation available to any employee of the Company. The Company has adopted a stock option plan for officers and key personnel. (See Item 11).

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company during the fiscal years ended April 30, 1996 and 1995 to all executive officers and key employees of the Company each of whose total cash compensation exceeded $60,000 for services in all capacities.




Name and                                                               Other       Restricted   Securities     LTIP        All Other
Principal                          Fiscal                             Compen-       Stock       Underlying    Payouts       Compen-
Position(s)                         Year   Salary($)     Bonus($)     sation($)    Awards ($)    Options        ($)       sation ($)
-----------------                  ------  ---------     --------    ---------    ----------   ------------  ----------   ----------
Donald Kessler
   Chairman,
   President &
   CEO                             1996     99,000        4,500        -0-           -0-           100,000      -0-         -0-
                                   1995      6,667        -0-          -0-           -0-             -0-        -0-         -0-

Leo Mangan
   COO                             1996    160,000        6,000        -0-           -0-           250,000      -0-       432,000
                                   1995     78,000        -0-          -0-           -0-         2,000,000      -0-       325,000

Michael O'Reilly
   Secretary &
   President of
   Trade-Winds                     1996    156,000       24,180        -0-           -0-           250,000      -0-         -0-
                                   1995    158,500        -0-          -0-           -0-             -0-        -0-         -0-

David Behanna
   CFO                             1996     99,000        4,500        -0-           -0-           100,000      -0-         -0-
                                   1995     22,000        -0-          -0-           -0-             -0-        -0-         -0-

Andrea Varsi
  Former President                 1996     24,000        -0-          -0-           -0-            -0-         -0-         -0-
                                   1995      6,000        -0-          -0-           -0-            -0-         -0-         -0-


Stock Options

Pursuant to a majority vote of the voting shareholders of the Company, a stock option plan was adopted effective January 21, 1995. The plan provides for additional compensation for officers and key employees in the form of non-qualified or incentive stock options. Under this plan, 1,000,000 shares have been reserved for future issuance upon exercise of the options. Non-qualified options to purchase 700,000 of these shares have been granted effective May 26, 1995 at an exercise price of $1.50 per share. As of April 30, 1996, no shares were issued under this plan.

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




                                                                                          Potential
                                      Individual Grants                                Realizable Value
---------------------------------------------------------------------------      -----------------------------------
                                               % 0f Total
                        Number of                Options
                         Securities            Granted to
                        Underlying             Employees        Exercise
                          Options              in Fiscal          Price            Expiration
Name                    Granted (#)               Year         ($)Shares             Date               Value 0% ($)
-----------             -------------        --------------    -----------       -----------------      ------------
Donald Kessler
   Chairman,
   President &
   CEO                    100,000                   3.7           1.50           May, 2000                   -0-

Leo Mangan              2,000,000                  74.0            .01           March,  2000             1,260,000
   COO                    250,000                   9.3           1.50           May,  2000                  -0-

Mike O'Reilly
   President of
   Trade-Winds            250,000                   9.3           1.50           May, 2000                   -0-

David Behanna
   CFO                    100,000                   3.7           1.50           May, 2000                   -0-



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth the number and percentage, as of April 30, 1996 of the Company's common shares owned of record and/or beneficially by each person owning more than 5% of such common shares, by each director who owns any shares of the Company and by all officers and directors as a group.

                   Number of
Name              Shares Owned             Percent Owned
--------------------------------------------------------

None.

OFFICERS AND DIRECTORS
----------------------

Name                      Principle Occupation                  # Shares
----                      --------------------                  --------

Donald Kessler            Chairman, President &
                           CEO                                         0

Leo Mangan                Chief Operating Officer 40              10,000

Mike O'Reilly             President, Trade-Winds
                          Environmental Restoration, Inc.          5,000

David Behanna             Chief Financial Officer                      0

James W. Nearen           Director                                 1,200

Lynne Scott               Director                                     0

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

Dated: December 20, 1996

                                       COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.

                                       By: MICHAEL O'REILLY
                                           -------------------------------
                                           MICHAEL O'REILLY, Chairman and
                                           Chief Executive Officer

                                       By: DAVID R. BEHANNA
                                           -------------------------------
                                           DAVID R. BEHANNA, CPA,
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ MICHAEL O'REILLY
-------------------------------                          Date: December 20, 1996
MICHAEL O'REILLY, Director

/s/ ANTHONY TOWELL
-------------------------------                          Date: Decmeber 20, 1996
ANTHONY TOWELL, Director

/s/ SAMUEL SADOVE
-------------------------------                          Date: December 20, 1996
SAMUEL SADOVE, Director

/s/ JOANN O'REILLY                                       Date: December 20, 1996
-------------------------------
JOANN O'REILLY, Director

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

Consolidated Balance Sheet as of April 30, 1996                       F-1, F-2

Consolidated Statements of Loss for the
  years ended April 30, 1996 and 1995                                      F-3


Consolidated Statements of Stockholders' Equity for the
  years ended April 30, 1996 and 1995                                      F-4

Consolidated Statements of Cash Flows for the
  years ended April 30, 1996 and 1995                                      F-5

Notes to Consolidated Financial Statements                          F-6 -- F17

Independent Auditors' Report                                               F18

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1996
                                   (Restated)


                                     ASSETS

CURRENT ASSETS

 Cash                                                           $    282,933
 Contracts receivable, net of allowance for
    doubtful contracts of $195,000                                 2,043,740
 Inventories and prepaid supplies                                    265,065
 Deferred income taxes                                               680,000
 Other current assets                                                148,557
                                                                 -----------

    Total Current Assets                                                        $ 3,420,295

PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization of $594,977                                       3,143,477

OTHER ASSETS

  Investment in non-marketable securities, net of
    valuation allowance of $5,993,841                                 628,000
  Goodwill, net of accumulated amortization                            30,590
  Deferred acquisition costs, net of accumulated amortization         100,580
  Deferred income taxes                                             1,904,000
  Other assets                                                         62,447
                                                                  -----------

     Total Other Assets                                                           2,725,617
                                                                                -----------

      TOTAL ASSETS                                                              $ 9,289,389
                                                                                ===========





                                   (Continued)

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1996
                                   (Restated)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Current portion of long-term debt         $     260,952
   Accounts payable and accrued expenses         1,335,287
   Income taxes payable                             59,080
   Deposits                                        150,000
   Payroll taxes payable                           228,591
                                             -------------

           Total Current Liabilities                              $   2,033,910

OTHER LIABILITIES

   Long-term debt, net of current portion                               382,324
                                                                  -------------

           Total Liabilities                                          2,416,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred stock, $.01 par value,
     10,000,000 shares authorized,
     no shares issued or outstanding                  --
   Common stock, $.0001 par value,
     50,000,000 shares authorized
     6,167,366 shares issued less
     70,000 treasury shares                             617
   Additional paid-in capital                    24,727,377
   Treasury stock                                   (58,000)
   Stock subscription receivable                    (46,988)
   Deficit                                      (17,749,851)
                                               -------------

       Total Stockholders' Equity                                     6,873,155
                                                                  -------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   9,289,389
                                                                  =============



          See accompanying notes to consolidated financial statements.
                                       F-2

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                         CONSOLIDATED STATEMENTS OF LOSS
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995
                                   (Restated)

                                                         1996           1995
                                                     ------------    ------------
Revenues                                             $  9,906,661    $  8,313,050
Cost of Revenues                                        7,287,098       5,153,262
                                                     ------------    ------------
  Gross profit                                          2,619,563       3,159,788

Selling, general and administrative expenses            5,054,416       8,139,029
                                                     ------------    ------------
  Loss before other income(expense)                    (2,434,853)     (4,979,241)
                                                     ------------    ------------

Other Income(Expense):

  Interest expense                                        (50,629)        (16,885)
  Settlement of legal claims                             (162,087)           --
  Forgiveness of Debt                                      56,857            --
  Gain on sale of investment                               63,999            --
  Gain on sale of buildings                                14,775            --
  Unrealized loss on investments in non-marketable
    securities                                         (2,317,841)     (3,500,000)
  Loss on net equity in joint ventures                    (20,042)     (2,796,988)
  Write down of net equity in subsidiary                     --          (675,520)
  Income from installment sale                               --           662,593
  Realized loss on disposal of investments                   --          (662,500)
  Interest income                                          14,562         348,795
  Loss on abandonment of leasehold improvements              --           (69,240)
  Other                                                      --        (1,000,000)
                                                     ------------    ------------
        Total other income (expense)                   (2,400,406)     (7,709,745)
                                                     ------------    ------------

                                                       (4,835,259)    (12,688,986)
Minority interest in loss of consolidated
  subsidiary                                                 --            18,134
                                                     ------------    ------------
        Loss before income tax (benefit)               (4,835,259)    (12,670,852)
Income tax (benefit)                                     (801,467)     (1,918,795)
                                                     ------------    ------------
        Net Loss                                     $ (4,033,792)   $(10,752,057)
                                                     ============    ============
Loss per common share:                               $       (.77)   $      (7.45)(a)
                                                     ============    ============
Weighted average number of
  common shares outstanding:                            5,232,783       1,442,899(a)
                                                     ============    ============

     (a) The earnings per share and weighted average shares for fiscal 1995 have been restated for the effect of the reverse split on January 21, 1995.

          See accompanying notes to consolidated financial statements.
                                       F-3

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED APRIL 30, 1996 AND 1995
                                   (Restated)

                                                      Common Stock
                                                   --------------------          Additional                     Stock
                                                    Number of       Par           Paid-in      Treasury       Subscription
                                                    Shares         Value         Capital        Stock          Receivable
                                                   ---------       ------       ------------   ---------       ----------

Balance - April 30, 1994 (Restated)                  884,444 (a)    $  88       $  8,630,323    $  -             $   -

    Private placements of common stock               688,139 (a)       69          6,566,882

   Issuance of common stock for services             421,700 (a)       42          4,698,947

   Other issuance of common stock                     50,000 (a)        5            999,995

    Loss for the year ended April 30, 1995
                                                   ---------       ------       ------------    ---------        ----------

Balance - April 30, 1995                           2,044,283        $ 204       $ 20,896,147    $  -             $   -

   Private placements of common stock              3,690,750          369          3,171,524

   Acquisition of New York Testing
      Laboratories, Inc. and Subsidiary               45,000            5             67,495

   Issuance of common stock for services             297,333           30            502,220

   Purchase of treasury shares                      (100,000)                                     (88,000)

   Issuance of common stock to settle
      legal claim                                    120,000            9            89,991        30,000

   Stock subscription receivable                                                                                    (46,988)

   Loss for the year ended April 30, 1996
                                                   ---------       ------       ------------    ---------        ----------

Balance - April 30, 1996                           6,097,366       $  617       $ 24,727,377    $ (58,000)       $  (46,988)
                                                   =========       ======       ============    =========        ==========


                                                Accumulated
                                                  Deficit         Total
                                                ------------   ------------

Balance - April 30, 1994 (Restated)            $ (2,964,002)     $5,666,409

    Private placements of common stock                            6,566,951

   Issuance of common stock for services                          4,698,989

   Other issuance of common stock                                 1,000,000

    Loss for the year ended April 30, 1995      (10,752,057)    (10,752,057)
                                                 ------------  ------------
Balance - April 30, 1995                       $(13,716,059)    $ 7,180,292

   Private placements of common stock                             3,171,893

   Acquisition of New York Testing
      Laboratories, Inc. and Subsidiary                              67,500

   Issuance of common stock for services                            502,250

   Purchase of treasury shares                                      (88,000)

   Issuance of common stock to settle
      legal claim                                                   120,000

   Stock subscription receivable                                    (46,988)

   Loss for the year ended April 30, 1996        (4,033,792)     (4,033,792)
                                               ------------    ------------

Balance - April 30, 1996                       $(17,749,851)   $  6,873,155
                                               ============    ============



     (a) The Number of Common Shares have been restated for the effect of the 1 for 10 reverse split on January 21, 1995.

          See accompanying notes to consolidated financial statements.
                                       F-4

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)
                   FOR THE YEARS ENDED APRIL 30, 1996 AND 1995

                                                       1996             1995
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                          $ (4,033,792)   $(10,752,057)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
  Depreciation and amortization                         445,998         193,859
  Unrealized loss on non-marketable securities        2,317,841       3,500,000
  Minority interest in loss of
    consolidated subsidiary                                --           (18,134)
  Loss on abandonment/theft of fixed assets              66,739          69,240
  Equity in net (income) loss of joint venture          (22,673)          9,170
  Realized (gain) loss on
    investments/joint venture                            44,188         662,500
  Write-off of goodwill                                    --           110,129
  Reserve for contingencies                                --           378,902
  Write-off of minority interest on
    wholly-owned subsidiary                                --           (99,813)
  Gain recognized on installment sale                      --          (662,593)
  Write-off of investment in subsidiary                    --           270,000
  Accrued interest income                                  --          (160,000)
  Common stock issued for payment of services           502,250       4,698,989
  Other issuance of common stock                           --         1,000,000
  Issuance of treasury stock for payment of
     lawsuit settlement                                  30,000            --
  Common stock issued for payment of lawsuit
     settlement                                          90,000            --
  Write-off of advances to subsidiary                      --         2,190,410
  Deferred income taxes                                (801,467)     (1,918,795)
 Changes in assets and liabilities:
 (Increase) Decrease in:
   Accounts receivable                                 (234,086)       (723,693)
   Inventories                                          (32,456)       (125,000)
   Other current assets                                 (79,204)        (56,606)
   Other assets                                         (45,641)         10,099
 Increase (Decrease) in:
   Accounts payable and accrued expenses               (305,548)        542,404
   Payroll taxes payable                                102,175            --
   Income taxes payable                                  59,080         (31,200)
                                                   ------------    ------------
Net cash used by operating activities                (1,896,596)       (912,189)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Repayment of advances and deposits to
   joint venture and investments                        455,758      (1,152,820)
 Payments made for property and equipment            (1,549,608)       (809,606)
 Payments to acquire non-marketable securities         (100,000)     (2,052,399)
 Payments to acquire notes receivable                      --        (2,050,000)
 Principal payments received on notes receivable         50,000         755,125
 Payment to acquire subsidiary                           10,000         (20,000)
 Payment of capitalized acquistion costs               (107,126)           --
                                                   ------------    ------------
Net cash used by investing activities                (1,240,976)     (5,329,700)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from (replacement of) note payable            (75,000)         75,000
 Principal payments or long-term debt                  (239,423)        (40,382)
 Deposit held for stock placement                       150,000         100,000
 Payment to acquire treasury stock                      (88,000)           --
 Net proceeds from issuance of common stock           3,024,905       6,566,951
                                                   ------------    ------------
Net cash provided by financing activities             2,772,482       6,701,569
                                                   ------------    ------------

NET (DECREASE) INCREASE IN CASH                        (365,090)        459,680

CASH AND CASH EQUIVALENTS - BEGINNING                   648,023         188,343
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS -  ENDING                $    282,933    $    648,023
                                                   ============    ============

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

     NYT and LTS provide environmental testing services including air monitoring and oversight consulting as well as product testing of all kinds. In January, 1996, LTS filed a Chapter 11 petition in United States Bankruptcy Court. Simultaneously to which, operations of LTS were discontinued and efforts focused on liquidating assets to satify outstanding corporate obligations.This proceeding is expected to be finalized during 1997.

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

2.   RESTATEMENT OF FISCAL 1996 AND 1995 FINANCIAL STATEMENTS

     During the second quarter of fiscal 1997, the Company determined that the accounting treatment related to certain issuances common stock for various services during fiscal 1995 and 1996 was improper. This issue came to light subsequent to a management restructuring. As a result, the Company has restated the financial statements to properly account for these transactions. The effect of these changes on the net income of fiscal 1996 and 1995 are as follows:

                                                            April 30,
                                                            ---------
                                                     1996                1995
                                                     ----                ----

     Net loss, as originally reported             $(3,640,042)     $ (5,053,068)

     Net loss, as restated                        $(4,033,792)     $(10,752,057)

     Loss per share, as originally reported          $(.70)              $(3.50)

     Loss per share, as restated                     $(.77)              $(7.45)


     These changes were principally related to investment service fees and other costs incurred by the Company which should have been expensed rather than recorded as a reduction to Additional Paid-in Capital. The restatement had no effect on the total shares outstanding or Total Stockholders' Equity as of April 30, 1996 and 1995. The cummulative effect of these changes results in an increase of the Company's Deficit of approximately $6,100,000 and a corresponding increase of Additional Paid-in Capital as of April 30, 1996 (See Notes 13 and 15).

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

2.   RESTATEMENT OF FISCAL 1996 AND 1995 FINANCIAL STATEMENTS (CONT'D)

     The changes noted above affected certain of the unaudited quarterly results of operations for fiscal 1996 and 1995 as follows:


                                                                    Fiscal Quarter Ended (Unaudited)
                                                                    --------------------------------

                                                          July 31       Oct. 31,          April 30,         July 31,
                                                          1994           1994               1995             1995
                                                        --------     -----------        -----------        --------

     Net income (loss), as reported                     $575,631     $     3,178        $(5,731,788)       $501,030

     Net income (loss), as restated                     $239,431     $(4,809,611)       $(6,281,788)       $246,800

     Earnings per share, as reported                    $    .07     $       .00        $     (4.03)       $    .15

     Earnings per share, as restated                    $    .03     $     (3.85)       $     (4.62)       $    .07


     The unaudited quarterly results for January 31, 1995, October 31, 1995, January 31, 1996 and April 30, 1996 were not affected by this restatement.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

                                     1996            1995
                                 -----------      ----------
       Cash paid for:
             Interest            $    50,629      $   16,885
                                 ===========      ==========
             Income taxes        $    12,191      $   --
                                 ===========      ==========


     Non-cash Investing & Financing Transactions
     -------------------------------------------

                                                                                                    1996                 1995
                                                                                               -------------           -------------
     Debt incurred for acquisition of property and equipment,
       Net of cash down payment of $7,559 in 1996 and
       $81,236 in 1995                                                                         $     232,366           $     440,715
                                                                                               =============           =============
     Debt incurred for acquisition of remaining interest in
        Dicar Asbestos, net of cash down payment of $20,000                                    $        --             $     250,000
                                                                                               =============           =============
     Issuance of common stock to acquire New York Testing
        Holdings, Inc. and subsidiaries, net of cash payment
        of $10,000                                                                             $      67,500           $        --
                                                                                               =============           =============


4.   INVESTMENTS IN NON-MARKETABLE SECURITIES

     The Company has the following investments in non-marketable securities as of April 30, 1996 and 1995:

                                                    1996           1995
                                                -----------    -----------
     Sovereign Fidelity, Ltd.                   $ 1,776,000    $ 1,776,000
     Pilot Transport, Inc.                        3,417,841      3,417,841
     ICIS Mangement Group Inc. (formerly
         Alter Sales Co., Inc.)                   1,328,000      1,228,000
     Business News Network, Inc.                    100,000        100,000
     Martin Labs Joint Venture                         --           79,330
                                                -----------    -----------
                                                  6,621,841      6,601,171
     Less: valuation allowance                   (5,993,841)    (3,676,000)
                                                -----------    -----------
       Total investments                            628,000      2,925,171
     Less: current investments                         --             --
                                                -----------    -----------
       Net long-term investments                $   628,000    $ 2,925,171
                                                ===========    ===========

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 AND 1995

4.   INVESTMENTS IN NON-MARKETABLE SECURITIES (CONT'D)

     Sovereign Fidelity, Ltd.

     On May 1, 1995, the Company exchanged its investment in Sovereign Fidelity, Ltd. ("Sovereign") for a promissory note in the amount of $1,772,000 and 3,800,000 restricted shares of Tuscan Industries, Inc. ("Tuscan") valued at $228,000 or $.06 per share. Tuscan, which is publicly traded on the electronic bulletin board, changed its name to Apache Group, Inc. ("Apache") in 1995 and reversed its common stock 1 for 50. As a result, the original 3,800,000 shares were reduced to 76,000 shares. Subsequent to April 30 1996, this entire agreemeent was reversed and, additionally, an agreement between the parties which would have exchanged the $1,772,000 note for 590,667 post reverse restricted common shares was voided. Based on the underlying facts and circumstances and the uncertainty of the ultimate recovery of the original investment, an additional reserve was established at the end of fiscal 1996. The original 19,500 shares of Sovereign are to be returned by Apache to the Company.

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
                                             ===========       ===========

     Pilot Transport, Inc.

     In April, 1994, Cierra Enterprises, VLT, Inc. ("Cierra"), a Canadian based company involved in the development and manufacturing of electronic gaming software and hardware, was sold to Rep, Inc., a privately held company, for cash of $10,000 and a note of $3,990,000. As of April 30, 1994, based on the underlying facts and circumstances, the Company deferred recognition of the gain on the sale of Cierra until cash payments on the note were actually received. In April, 1995, after receiving principal payments of approximately $755,000 plus interest, CESI exchanged the note due from Rep, Inc. with an unpaid balance of approximately $3,235,000 for 300,000 restricted shares of Pilot Transport, Inc. ("Pilot"), an electronic bulletin board traded stock. Pilot had purchased Cierra from Rep, Inc. during fiscal 1995. The Company utilized its basis in the note, net of the deferred gain as basis for the shares received. On July 28, 1995, the Company exchanged an additional $2,160,000 of notes receivable made during fiscal 1995, including accrued interest, for 500,000 shares of preferred stock in Pilot. The preferred stock carried a 6% coupon dividend payable quarterly commencing August 31, 1995 and is convertible to common shares at the discretion of Pilot's Board of Directors. During the fiscal year ended April 30, 1995, the Company also purchased 65,000 shares of Pilot common stock in the open market for approximately $824,000. As of April 30, 1996, Pilot was non-operational, and the nominal value of the underlying assets required the reserve of the remaining investment balance.

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

4.   INVESTMENTS IN NON-MARKETABLE SECURITIES:(CONT'D)

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

                                                    1996            1995
                                                  --------        --------
     Original cost                                $ 88,500        $ 88,500
     Equity in income (loss)                        13,503          (9,170)
     Return of capital                             (59,288)            -0-
     Write-off of investment                       (42,715)            -0-
                                                  --------        --------
               Carrying value                     $    -0-        $ 79,330
                                                  ========        ========


     Sunflower

     On April 10,  1992,  the  Company  acquired  a 49%  interest  in  Sunflower
     Enterprises, Inc., ("Sunflower") a New Jersey corporation. The agreement called for purchasing the minority interest for 30,000 shares of restricted stock plus $2,600,000 dollars in funding. As of April 30, 1993 the Company had funded approximately $400,000. The majority shareholder subsequently agreeded to repurchased the 49% interest of Sunflower from the Company for a $385,000 note and return of the 30,000 shares of the Company's common stock. He defaulted on this note and, as a result, the balance has been written-off by the Company in fiscal 1995.

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

                                                          1996      1995
                                                       ---------  --------
     Original cost                                     $    --    $ 42,500
     Write-off of investment                                --     (42,500)
                                                       ---------  --------
               Carrying value                          $    --   $   -0-
                                                       ========= =========

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

4.   INVESTMENTS IN NON-MARKETABLE SECURITIES: (CONT'D)

Mohave Shores Development Inc.

During fiscal 1994, the Company advanced $250,000 to Mohave Shores Development, Inc. ("Mohave") in anticipation of developing land on an Indian reservation in Arizona under a joint venture agreement. Said development never took place and the Company has commenced litigation and is seeking the return of monies advanced to Mohave (See Note 11). This investment was written off during fiscal 1995.

                                                        1996               1995
                                                       -----          ---------
    Original cost                                      $--            $ 250,000
    Write-off of Advance                                --             (250,000)
                                                       -----          ---------
         Carrying value                                $--                $ -0-
                                                       =====          =========


5.   INVESTMENT IN OPERATING AGREEMENT

In June, 1993, LHE entered into a joint operating agreement with Spartan Dismantling Corp. ("Spartan") (as amended March, 1994) for the transfer and disposal of asbestos. Pursuant to the terms of this agreement, the Company has included in the consolidated financial statements its proportionate share of the transfer and disposal business:

                                                           Year Ended April 30,
                                                         -----------------------
                                                         1996               1995
                                                         ----               ----

Current assets                                           $--          $     --
                                                         ====         ==========
Current liabilities                                      $--          $     --
                                                         ====         ==========

Revenues                                                 $--          $2,618,790
                                                         ====         ----------
Cost of revenues                                                       1,766,898
General & administrative expenses                         --             599,440
                                                                      ----------
     Total costs and expenses                             --           2,366,338
                                                         ----         ----------
Net Income                                               $--          $  252,452
                                                         ====         ==========


In addition, the Company had advanced funds of approximately $2,190,000 to support the joint operations through April 30, 1995.

In March, 1995, the President of Spartan, who was also a Director of CESI, resigned and assumed total control of the joint operations at Spartan. As a result, the Company has commenced an arbitration action against this individual and Spartan for damages and recovery of net advances and accumulated profit (see note 11). Recovery of these amounts, if any, will be recognized in the period(s) funds are actually received.

6.   INVESTMENT IN SUBSIDIARY

In October, 1993, the Company purchased 51% of Dicar Asbestos, Ltd. d/b/a Phoenix Disposal, Inc. ("Dicar"), an environmental company involved in the transportation of hazardous waste. The purchase price was $150,000 cash plus 20,000 shares of restricted stock. In February, 1995, the Company completed the acquisition of the remaining 49% minority interest for $270,000. Terms of payment called for $20,000 down and twenty-five monthly payments in the amount of $10,000 each. Dicar has been operating out of the same physical location as Spartan, and in connection with the loss of control of the Spartan joint operations, management has ceased the operations of Dicar. Accordingly, as of April 30, 1995, management has provided a reserve for the net book value of Dicar of $367,309 which is included in the consolidated balance sheet under the caption "Reserve for contingencies." In fiscal 1996, Dicar was inactive and accordingly the reserve was offset against the corresponding assets and liabilities.

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

7.   PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

                                  Estimated useful
                                     life-years           1996           1995
                                  ----------------        ----           ----

Machinery and equipment                 5-10          $2,176,486    $  580,659
Office furniture and equipment          3-7              131,987        80,875
Transportation equipment* **            3-5              933,427       903,532
Leasehold improvements                  5-31.5           496,555       243,067
                                                      ----------    ----------
Less: Accumulated depreciation                         3,738,455     1,808,133
       and amortization                                 (594,978)     (429,483)
                                                     -----------    -----------
                                                     $ 3,143,477   $ 1,378,650
Net property and equipment                           ===========   ===========


*Partially pledged ( see note 8).

**Includes approximately $191,000 of equipment under capitalized leases

Depreciation expense for the years ended April 30, 1996 and 1995 was $435,462 and $193,859, respectively.

8.   LONG-TERM DEBT

Long-Term debt consists of:                               1996           1995
                                                          ----           ----

Various  equipment  notes with monthly  payments
from $402 to $6,440,  including interest ranging
from 7.9% to 12.25%,  with terms expiring through
April,  2001. These notes are collateralized by
transportation equipment with an original cost
of approximately $571,000 (see note 7).                 $ 283,746    $ 410,333

Note payable for the purchase of the
remaining 49% of a subsidiary (See Note 5).
An original amount of $250,000 with payments
in the amount of $10,000 are due monthly
commencing in March, 1995 until April, 1997.
The Company was in dispute with the seller
and had ceased making payments. The note has
been in default and accordingly as of April
30, 1995, the entire amount had been
classified as current. Subsequent to April
30, 1996, the Company reached a settlement
for approximately $180,000, which requires a
down payment of $15,000 plus expenses and the
balance payable in $5,000 monthly
installments commencing July, 1996
until September, 1998.                                    183,143      240,000

Obligations under capitalized leases                      176,387         --
                                                        ---------    ---------
      Total debt                                          643,276      650,333
      Less: Current portion                              (260,952)    (356,135)
                                                        ---------    ---------
           Long-term portion:                           $ 382,324    $ 294,198
                                                        =========    =========

The following is a schedule by year of the future minimum principal payments for the next five years;

                                                  As of April 30,
                                                  ---------------
                                                       1997           $260,952
                                                       1998            209,134
                                                       1999            120,521
                                                       2000             47,095
                                                       2001              5,574
                                                                      --------
                                                                      $643,276
                                                                      ========

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                FOR THE YEARS ENDED APRIL 30, 1995, 1994 AND 1993

8.   LONG-TERM DEBT (CONT'D)

     Lease obligations/Capital leases

     The Company has leased equipment under capital leases with monthly payments ranging from $1,348 to $3,236, including interest from 10% to 21.50%, with terms expriing through the year 2000.

     Future minimum lease payments under non cancelable capital leases having terms in excess of one year are as follows:

               As of April 30,
               ---------------
                    1997                                 $  73,140
                    1998                                    73,140
                    1999                                    62,140
                    2000                                    16,164
                                                         ---------
       Total future minimum lease payments               $ 224,584
       Less: Amount representing interest                  (48,197)
                                                         ---------
       Present value of future
            minimum lease payments                       $ 176,387
                                                         =========


9.   MAJOR CUSTOMERS

     During fiscal 1996, two customers accounted for approximately 34% of the Company's sales and one customer accounted for 26% of the contract receivable balance. In 1995, a single customer accounted for approximately 21% of the Company's sales and 63% of the contract receivable balance.

10.  RELATED PARTY TRANSACTIONS

     During the year's ended April 30, 1996 and 1995, a director of the Company received fees for assisting the Company in various capital raising transactions (See Note 13).

11.  COMMITMENTS AND CONTINGENCIES

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

     In November, 1994, the Company commenced an action in New York State Supreme Court to recover monies advanced to Mohave in anticipation of developing land on an Indian reservation in Arizona (See Note 4). The Company seeks the return of its $250,000 deposit plus legal fees and punitive damages. Management intends to continue aggressively pursuing this matter.

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

     The Company has commenced an action in connection with the Spartan joint venture. The action alleges breach of contract, fiduciary responsibility and other claims. The Company is seeking to recover its advances and accumulated profits which have been written-off as of April 30, 1995. This action has been submitted to arbitration (see note 5).

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

11.  COMMITMENTS AND CONTINGENCIES (CONT'D)

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

     LEASES

     Trade-Winds is obligated under a lease for its office and warehouse space expiring March 31, 1998, which provides for minimum annual rentals of approximately $86,000, plus 5% annual increases, real estate taxes and operating costs. Trade-Winds has the option to extend the lease annually through March 31, 2001, based on annual increases of 5%.

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

                                                      Total
                                                      -----

                       1997                      $   129,991
                       1998                          103,364
                                                 -----------
            Total minimum obligation             $   233,355
                                                  ==========

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

12.  CAPITAL STOCK

     Amendment to Certificate of Incorporation:
     -----------------------------------------
     In February, 1995, CESI amended its certificate of incorporation, as follows:

a) To change the name of the corporation to Comprehensive Environmental Systems, Inc.

b) The authorization of 10,000,000 shares of preferred stock having a par value of $.01 per share, which may be divided into and issued in series. Holders of preferred stock shall not have the right to cumulate their votes for the election of directors of the corporation and shall not have preemptive rights. The Board of Directors is authorized to designate each series, and to determine:

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

12.  CAPITAL STOCK (CONT'D)

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

13.  STOCK ISSUANCES (Restated- See Note 2)

     During the year ended April 30, 1996, the Company sold and issued 3,690,750 shares of common stock in various private placements for gross proceeds of approximately $3,699,500. Out of these proceeds, direct expenses of approximately $528,000 were paid, including $432,000 of fees paid to a director of the Company (See Note 10). The Company also issued 297,333 shares of common stock in connection with various professional and consulting fees. These shares were valued at $502,250 and included in Selling General and Administrative Expenses for the year ended April 30, 1996 (See Note 2). In addition, the Company issued 120,000 shares of common stock for the partial settlement of a legal claim (See Note 11).

     During the year ended April 30, 1995, the Company sold and issued 688,139 shares of common stock (on a post reverse split basis) in various private placements for gross proceeds of approximately $8,394,000. Out of these proceeds, direct expenses of approximately $1,827,000 were paid, including $325,000 of fees paid to a director of the Company (See Note 10). The Company also issued 421,700 shares of common stock (on a post reverse split basis) in connection with various investment banking and consulting agreements. These shares were valued at $4,698,989 and included in Selling General and Administrative Expenses for the fiscal year ended April 30, 1995. In addition, the Company issued 50,000 shares of common stock (on a post reverse split basis) in connection with the purchase of various environmental remediation materials, supplies and equipment. These items were ultimately not delivered nor the shares returned to the Company and, as such, the value of these shares, $1,000,000, is included in Other Income (Expense) for the fiscal year ended April 30,1995. (See Note 2)

     Subsequent to April 30, 1996, the Company sold and issued 2,711,111 discounted, restricted shares of common stock under certain private placements. One of the agents for these placements was a director of the Company. As of April 30, 1996, $150,000 was held by the Company as advances for these transactions and is included in Current Liabilities on the balance sheet under the caption "Deposits". In addition, 150,000 shares of common stock were issued for promotional services.

14.  STOCK OPTIONS

     Pursuant to a majority vote of the voting shareholders of the Company, a stock option plan was adopted effective January 21, 1995 for 1,000,000 shares. The plan provides for additional compensation for officers and key employees in the form of non-qualified or incentive stock options. Under this plan, 1,000,000 shares have been reserved for future issuance upon exercise of the options, 700,000 of which have been registrated pursuant to an S-8 filing. As of April 30, 1995, no shares were issued under this plan. Non-qualified options to purchase 700,000 of these shares have been granted effective May 26, 1995 at an exercise price of $1.50 per share.

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

15.  INCOME TAXES (Restated - See Note 2)

Components of income taxes
 are as follows:                                       Year Ended April 30,
                                                    ---------------------------
                                                        1996            1995
                                                    -----------     -----------
Current:

  Federal                                           $      --       $      --
  State                                                    --              --
  Benefit of net operating loss
  carryforward                                             --              --
                                                    -----------     -----------
Total current                                              --              --
                                                    -----------     -----------
Deferred:
  Federal                                            (2,329,444)     (3,896,631)
  State                                                (614,148)       (916,854)
  Less: Valuation allowance                           2,142,125       2,894,690
                                                    -----------     -----------
  Total deferred                                       (801,467)     (1,918,795)
                                                    -----------     -----------

Total income taxes (benefit)                        $  (801,467)    $(1,918,795)
                                                    ===========     ===========

Deferred tax assets consist of the
following components;                                     at April 30,
                                                    ---------------------------
                                                        1996            1995
                                                    -----------     -----------

Net operating loss carryforward                     $ 5,438,450     $ 3,688,108
Unrealized losses on non-marketable services          2,517,400       1,406,060
Allowance for doubtful contracts                         81,900            --
                                                    -----------     -----------
                                                      8,037,750       5,094,168
Less: Valuation allowance                            (5,453,750)     (3,311,635)
                                                    -----------     -----------
                                                    $ 2,584,000     $ 1,782,533
                                                    ===========     ===========


     At April 30, 1996, the Company has realized net operating losses available for carryforward against future years' taxable income of approximately $12,950,000 for tax purposes, which would expire throughout 2011. The deferred tax assets were reduced in part by a valuation allowance as the
     Company estimates that sufficient future taxable income on both a consolidated basis for federal tax purposes and a separate company basis for state tax purposes may not be available to provide for the full realization of such assets.

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Environmental Systems, Inc. and Subsidiaries as of April 30, 1996, and the results of its operations and its cash flows for the years ended April 30, 1996 and 1995, in conformity with generally accepted accounting principles.

As more fully explained in Note 4, the accompanying consolidated balance sheet includes certain investments at a net carrying value of $628,000. The ultimate recovery of such amounts is primarily dependent upon the future value and future performance of the companies underlying these investments, which is not determinable at this time.

As  discussed  in  Note  2  to  the  consolidated   financial  statements,   the
consolidated financial statements for the years ended April 30, 1996 and 1995 have been restated to reflect changes in the accounting treatment related to the expensing of certain previously capitalized costs which were recorded as a reduction to Additional Paid-In Capital.



                    Capraro, Centofranchi, Kramer & Co, P.C.


South Huntington, New York
August 8, 1996,
except for Note 2, as to which the date is December 5, 1996