Form 10KSB/A
period 1996-04-30
COMPREHENSIVE ENVIRONMENTAL SYSTEMS INC
filed 1997-01-16
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A-3


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




Name and                                                               Other       Restricted   Securities     LTIP        All Other
Principal                          Fiscal                             Compen-       Stock       Underlying    Payouts       Compen-
Position(s)                         Year   Salary($)     Bonus($)     sation($)    Awards ($)    Options        ($)       sation ($)
-----------------                  ------  ---------     --------    ---------    ----------   ------------  ----------   ----------
Donald Kessler
   Chairman,
   President &
   CEO                             1996     99,000        4,500        -0-           -0-           100,000      -0-         -0-
                                   1995      6,667        -0-          -0-           -0-             -0-        -0-         -0-

Leo Mangan
   COO                             1996    160,000        6,000        -0-           -0-           250,000      -0-       432,000
                                   1995     78,000        -0-          -0-           -0-         2,000,000      -0-       325,000


Michael O'Reilly
   Secretary &
   President of
   Trade-Winds                     1996    156,000      140,180        -0-           -0-           250,000      -0-         -0-
                                   1995    158,500        -0-          -0-           -0-             -0-        -0-         -0-


David Behanna
   CFO                             1996     99,000        4,500        -0-           -0-           100,000      -0-         -0-
                                   1995     22,000        -0-          -0-           -0-             -0-        -0-         -0-

Andrea Varsi
  Former President                 1996     24,000        -0-          -0-           -0-            -0-         -0-         -0-
                                   1995      6,000        -0-          -0-           -0-            -0-         -0-         -0-


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

Dated: January 15, 1997

                                       COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.

                                       By: MICHAEL O'REILLY
                                           -------------------------------
                                           MICHAEL O'REILLY, Chairman and
                                           Chief Executive Officer

                                       By: DAVID R. BEHANNA
                                           -------------------------------
                                           DAVID R. BEHANNA, CPA,
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ MICHAEL O'REILLY
-------------------------------                          Date: January 15, 1997
MICHAEL O'REILLY, Director

/s/ ANTHONY TOWELL
-------------------------------                          Date: January 15, 1997
ANTHONY TOWELL, Director

/s/ SAMUEL SADOVE
-------------------------------                          Date: January 15, 1997
SAMUEL SADOVE, Director

/s/ JOANN O'REILLY                                       Date: January 15, 1997
-------------------------------
JOANN O'REILLY, Director

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