Form 10QSB
period 1997-01-31
COMPREHENSIVE ENVIRONMENTAL SYSTEMS INC
filed 1997-03-24
CIK 814915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the quarterly period ended January 31, 1997 or

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

72B Cabot Street, West Babylon, New York 11704
(Address of principle executive offices)(Zip Code)

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

                  YES __X__        NO _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.0001                           9,376,325
(Title of Each Class)                          (Outstanding at March 14, 1997)

Transitional Small Business Disclosure Format (check one) : Yes _____   No __X__

Part I -- Financial Information

Item 1. Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                                     ASSETS

                                                           January 31,     April 30,
                                                               1997          1996
                                                           -----------   -----------
CURRENT ASSETS

  Cash                                                     $   742,552   $   282,933
  Contracts receivable, net of allowance for
    doubtful contracts of $195,000 at
    January 31, 1997 and April 30, 1996                      2,608,736     2,043,740
  Current portion of note receivable                            15,000          --
  Inventories and prepaid supplies                             470,065       265,065
  Prepaid expenses                                             165,026          --
  Deferred income taxes                                        340,000       680,000
  Other current assets                                         209,952       148,557
                                                           -----------   -----------
        Total Current Assets                                 4,551,331     3,420,295
                                                           -----------   -----------
PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                  3,586,941     3,143,477
                                                           -----------   -----------

OTHER ASSETS

  Note Receivable                                              250,000          --
  Investment in non-marketable securities, net of
    valuation allowance of $3,936,000 and $5,993,841
    at January 31, 1997 and April 30, 1996, respectively       100,000       628,000
  Goodwill, net of accumulated amortization                     27,596        30,590
  Deferred acquisition costs, net of
    accumulated amortization                                    95,225       100,580
  Deferred income taxes                                      2,244,000     1,904,000
  Deferred restructuring costs                                 792,000          --
  Other assets                                                  61,362        62,447
                                                           -----------   -----------
        Total Other Assets                                   3,570,183     2,725,617
                                                           -----------   -----------
  TOTAL ASSETS                                             $11,708,455   $ 9,289,389
                                                           ===========   ===========

                                   (Continued)

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   January 31,           April 30,
                                                      1997                 1996
                                                  ------------         ------------
CURRENT LIABILITIES

  Current portion of long-term debt               $    373,052         $    260,952
  Accounts payable and accrued expenses              1,411,771            1,335,287
  Note payable                                         100,000                 --
  Deposit                                                 --                150,000
  Income taxes payable                                  34,603               59,080
  Other current liabilities                            275,760              228,591
                                                  ------------         ------------
        Total Current Liabilities                    2,195,186            2,033,910

OTHER LIABILITIES

  Long-term debt, net of current portion               558,981              382,324
                                                  ------------         ------------
        Total Liabilities                            2,754,167            2,416,234
                                                  ------------         ------------

STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value,
    10,000,000 shares authorized,
    No shares issued or outstanding                       --                   --
  Common stock, $.0001 par value,
    50,000,000 shares authorized,
    9,151,488 issued less 20,000
    treasury shares                                        915                  617
  Additional paid-in capital                        26,087,449           24,727,377
  Treasury stock                                       (10,000)             (58,000)
  Stock subscription receivable                           --                (46,988)
  Deficit                                          (17,124,076)         (17,749,851)
                                                  ------------         ------------
        Total Stockholders' Equity                   8,954,288            6,873,155
                                                  ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 11,708,455         $  9,289,389
                                                  ============         ============

           See Accompanying Notes to Consolidated Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED

                                                            NINE MONTHS ENDED
                                                    ---------------------------------
                                                     January 31,          January 31,
                                                        1997                 1996
                                                    ------------         ------------
Revenues                                            $ 12,391,205         $  7,993,072

Cost of revenues                                       8,479,515            4,912,644
                                                    ------------         ------------
     Gross profit                                      3,911,690            3,080,428

Selling, general and administrative expenses           3,154,558            3,226,675
                                                    ------------         ------------
     Income (loss) from operations before
       other income (expense)                            757,132             (146,247)
                                                    ------------         ------------
Other income (expense):

  Management restructuring costs                        (551,000)                --
  Settlement of legal claims, net                        246,654              (17,500)
  Income from joint venture                                 --                 22,512
  Gain on sale of marketable security                       --                 63,999
  Gain on sale of assets, net                            221,710                 --
  Realized gain on sale of building                         --                188,624
  Interest expense                                       (50,699)                --
  Interest and dividend income                             1,978               76,608
                                                    ------------         ------------
     Total other income (expense)                       (131,357)             334,243
                                                    ------------         ------------
     Income before income taxes                          625,775              187,996

Provision for income taxes                                  --                 39,600
                                                    ------------         ------------
     Net income                                     $    625,775         $    148,396
                                                    ============         ============
Earnings per common share                           $        .07         $        .02
                                                    ============         ============
Weighted average number of
  common shares outstanding                            9,125,444            7,537,387
                                                    ============         ============

           See Accompanying Notes to Consolidated Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   UNAUDITED

                                                          THREE MONTHS ENDED
                                                    -------------------------------
                                                     January 31,        January 31,
                                                        1997                1996
                                                    -----------         -----------
Revenues                                            $ 4,136,481         $ 1,621,411

Cost of revenues                                      2,912,747           1,019,425
                                                    -----------         -----------
     Gross profit                                     1,223,734             601,986

Selling, general and administrative expenses          1,021,627           1,145,485
                                                    -----------         -----------
Income (loss) from operations before
  other income(expense)                                 202,107            (543,499)
                                                    -----------         -----------
Other income (expense):

  Management restructuring costs                       (150,000)               --
  Interest Expense                                      (21,568)               --
  Interest and dividend income                              430              36,876
                                                    -----------         -----------
     Total other income (expense)                      (171,138)             36,876
                                                    -----------         -----------
     Income (loss) before income taxes                   30,969            (506,623)

Provision (credit) for income taxes                        --              (112,200)
                                                    -----------         -----------
     Net income (loss)                              $    30,969         $  (394,423)
                                                    ===========         ===========

Earnings per common share                           $       .00         $      (.05)
                                                    ===========         ===========

Weighted average number of
  common shares outstanding                           9,727,371           8,723,971
                                                    ===========         ===========

           See Accompanying Notes to Consolidated Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1997

                                    UNAUDITED

                                            Common Stock
                                      -----------------------     Additional                  Stock
                                      Number of          Par       Paid-in       Treasury  Subscription  Accumulated
                                        Shares          Value      Capital         Stock    Receivable      Deficit        Total
                                      ---------         ----     -----------     --------    --------    ------------    ----------
Balance - April  30, 1996             6,097,366         $617     $24,727,377     $(58,000)   $(46,988)   $(17,749,851)   $6,873,155

  Private placements of
    common stock                      2,600,000          260       1,084,165                                              1,084,425

  Issuance of common
    stock for services                  309,122           31         240,914                                                240,945

  Issuance of treasury stock
    to settle legal obligations          70,000                                    58,000                                    58,000

  Return of common stock as
    part of legal settlement            (20,000)                                  (10,000)                                  (10,000)

  Collection of stock subscription
    receivable                                                                                                 46,988        46,988

  Issuance of common stock for
    partial payment of management
    restructuring costs                  75,000            7          34,993                                                 35,000

  Net Income                                                                                                  625,775       625,775
                                      ---------         ----     -----------     --------    --------    ------------    ----------
Balance - January  31, 1997           9,131,488         $915     $26,087,449     $(10,000)   $   --      $(17,124,076)   $8,954,288
                                      =========         ====     ===========     ========    ========    ============    ==========

           See Accompanying Notes to Consolidated Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED

                                                                        UNAUDITED
                                                              ----------------------------
                                                              January 31,       January 31,
                                                                  1997             1996
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $   625,775      $   148,396
  Adjustments to reconcile net income to net cash
  flows from operating activities:
    DeferRed income taxes                                            --             39,600
    Depreciation and amortization                                 429,125          230,838
    Gain on sale of building                                         --           (188,624)
    Issuance of common stock for services                         240,945          108,500
    Income from joint venture                                        --            (22,512)
    Management restructuring costs                                251,000             --
    Gain on sale of assets, net                                  (221,710)            --
    Settlement of legal claims, net                              (255,000)            --
  Changes in operating assets and liabilities:
    Accounts receivable                                          (564,996)        (751,117)
    Inventories and prepaid supplies                             (205,000)        (250,000)
    Prepaid expenses                                             (165,026)            --
    Other current assets                                          (61,395)         (51,845)
    Other assets                                                    1,085          (44,928)
    Accounts payable and accrued expenses                          76,484          174,108
    Current Income taxes                                          (24,477)            --
    Other current liabilities                                      47,169           16,078
                                                              -----------      -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                          173,979         (591,497)
                                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for investment in subsidiary                               --            (10,000)
  Reserve for contingencies                                          --           (367,309)
  Investment in joint venture                                        --             57,815
  Deposits advanced                                                  --            397,943
  Note Receivable, Net of Current Receipts                       (265,000)          50,000
  Proceeds from the sale of assets                                221,710             --
  Deferred restructuring costs                                   (792,000)            --
  Investment on non-marketable securities                         528,000             --
  Acquisition of fixed assets                                    (777,240)      (2,237,169)
  Deferred acquisition costs, net                                    --           (102,025)
  Investment in Non-marketable Security                              --            (88,000)
                                                              -----------      -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                       (1,084,530)      (2,298,745)
                                                              -----------      -----------

                                   (Continued)

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                            FOR THE NINE MONTHS ENDED

                                                                       UNAUDITED
                                                              ----------------------------
                                                              January 31,      January 31,
                                                                  1997             1996
                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                                      100,000             --
  Proceeds from long-term debt                                    566,419             --
  Principal payments of long-term debt                           (277,662)        (100,016)
  Payment of note payable                                            --            (75,000)
  Proceeds from issuance of common stock, net
    of advance deposits                                           934,425        3,024,905
  Stock subscription receivable                                    46,988             --
                                                              -----------      -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                        1,370,170        2,849,889
                                                              -----------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                           459,619          (40,353)

CASH AND EQUIVALENTS-BEGINNING                                    282,933          648,023
                                                              -----------      -----------
CASH AND EQUIVALENTS-ENDING                                   $   742,522      $   607,670
                                                              ===========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of restricted common shares for
the investment in New York Testing Laboratories, Inc.,
and Subsidiaries                                              $      --        $    67,500
                                                              ===========      ===========
Step-up in basis of property and equipment
resulting from the allocated purchase price in
excess of net assets acquired from New York
Testing Laboratories, Inc. and Subsidiaries                   $      --        $   328,681
                                                              ===========      ===========
Issuance of common shares in exchanged for
services redered                                              $   240,945      $   108,500
                                                              ===========      ===========
Note receivable and return of common stock accepted
  as partial consideration in settlement of a
  legal claim                                                 $   285,000      $      --
                                                              ===========      ===========
Issuance of long-term debt in connection with the partial
  settlement of a legal claim and separate consulting
  agreement                                                   $    30,000      $      --
                                                              ===========      ===========
SUPPLEMENTAL INFORMATION

  Interest Paid                                               $    50,699      $    31,878
                                                              ===========      ===========
  Taxes Paid                                                  $       346      $       224
                                                              ===========      ===========

           See Accompanying Notes to Consolidated Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED JANUARY 31, 1997
                                    UNAUDITED


(1)  Consolidated Financial Statements

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

(2)  Subsequest Event

     On February 24, 1997, the Company acquired North Atlantic Laboratories, Inc. ("NAL") in a merger transaction for restricted convertible preferred stock and cash totaling approximately $1,300,000 and $200,000, respectively. The transaction will be accounted for as a purchase and, as such, will include the financial condition and results of operations of NAL in the Company's consolidated financial statements from the date of acquisition.

     NAL  provides  certified  environmental  training,  laboratory  testing and
     consulting   services  to  its  customer  base   throughout  the  New  York
     Metropolitan area.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Results from operations for the nine months showed revenues and net income of $12,391,000 and $626,000, respectively, versus $7,993,000 and $148,000, respectively, for the same period last year. This represents an increase of 55% and 322%, respectively, from the prior year.

The cost of revenues increased $3,567,000 or 73% from the first nine months last year but, as a percentage of revenues, increased from 61% to 68% when comparing the first nine months of last year to this year.

Gross profit increased $831,000 or 27% from the first nine months of fiscal 1996 to 1997. As a percentage of revenues, the gross profit decreased to 32% compared to 39% for the first nine months of fiscal 1996. This decrease results from a change in the mix of work compared to last year as well as certain larger contracts that normally carry a slightly lower gross profit margin.

Selling, general and administrative expenses decreased slightly by $72,000 from the first nine months of last year compared to the first nine months of this year. As a percentage of revenues, these expenses were approximately 40% and 25% for the nine months ended January 31, 1996 and 1997, respectively. This is the direct result of management's continuing efforts to streamline overhead and build a more efficient operation.

A provision for taxes was not required for the current fiscal quarter because sufficient reserves exist against the deferred tax assets recognized in prior periods to off-set such provision. Management believes that the reversal of such reserves is appropriate in light of the current growth in revenues and earnings from core operations.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at October 31, 196 including cash, was $2,356,000 an increase of $970,000 or 70% from April 30, 1996. Cash and accounts receivable increased by $460,000 and $565,000, respectively from April 30, 1996. As of October 31, 1996, the current ratio was 2:07:1. This represents a substanial improvement in liquidity from April 30, 1996 where such ratio was 1:68:1. It is managements continued goal to maintain low levels of long-term debt financing. However, management is actively seeking a working capital credit facility to finance accounts receivable that will enhance cash flow and business growth.

The Company believes that the current levels of working capital and liquidity will not be sufficient to support the continued increase in its revenue base and scope of operations.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Pending Litigation

In November, 1994, the Company commenced an action in New York State Supreme Court to recover $250,000 previously advanced to Mohave Shores Development, Inc. ("Mohave"). Management intends to continue aggressively pursuing this matter.

In an action that commenced in August 1995 in United States District Court, the Company and various current and prior officers and directors have been named in a lawsuit with certain shareholders which contains various allegations.
Management denies any wrong doing and will continue to vigorously defend these claims.


Item 2.  Changes in Securities

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K: None


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   March 21, 1997

                                     COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.

                                     By: /s/ MICHAEL O'REILLY
                                         -----------------------------------
                                           MICHAEL O'REILLY, Chairman and
                                              Chief Executive Officer

                                     By: /s/     DAVID R. BEHANNA
                                         -----------------------------------
                                               DAVID R. BEHANNA, CPA
                                              Chief Financial Officer