Form 10KSB/A
period 1996-04-30
COMPREHENSIVE ENVIRONMENTAL SYSTEMS INC
filed 1997-04-09
CIK 814915

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

Donald Kessler      Chairman of the Board, President    52      March 1995
                    and Chief Executive Officer

Leo Mangan          Chief Operating Officer             40      May 1993


Michael O'Reilly    President of Trade-Winds            46      September 1994
                    Environmental Restoration, Inc.


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