Form 10KSB/A
period 1996-04-30
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1997-07-17
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-4

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

                    Common Stock, $.0001 par value per share
                                (Title of Class)

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

The issuer's revenues for its most current fiscal year were $9,906,661 .

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

In fiscal 1995, Comprehensive, undertook a vast expansion and now offers many additional services to its broad based clientele. These services include the following:

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

For the fiscal years ended April 30, 1996 and 1995, revenues derived from asbestos abatement accounted for approximately 61% and 52%, respectively, of the Company's total revenues. The remaining revenues were spread accross the other service categories, with no single service offered accounting for more than 10% of total revenues during fiscal years 1996 or 1995, except for non-hazardous waste services which accounted for approximately 14% of total revenues during the fiscal year ended April 30, 1996.

The Company's current fleet of seventeen spill response boats are available twenty-four hours a day, seven days a week. These vessels are equipped with skimmer capabilities. The staff includes professional divers experienced in sunken boat retrievals and Coast Guard certified captains. The Coast Guard maintains a spill response list of companies that have passed rigorous testing qualifications. Only those companies on the list can respond to emergency spills. In fiscal 1996, the Company qualified to be included on the Coast Guard's list. The Company is currently one of approximately ten companies in the North East, and one of approximately twenty-five in the United States, with these spill response capabilities.

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

All of the Company's equipment is U.S. Department of Labor-Occupational and Safety Health Administration ("OSHA") approved and is operated pursuant to a strict written corporate health and safety plan. Additionally, each member of its on-site work force is trained in all aspects of OSHA requirements. This includes medical surveillance as required by these regulations. All health and safety programs are in place and meet all regulations.

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

During the year ended April 30, 1996 sales to a local municipality and a regional real estate holding company represented 21% and 13%, respectively, of total consolidated revenues.

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

In fiscal 1996, the Company received its Class E marine oil spill response designation from the US Coast Guard. This designation, which is the highest rating that can be achieved allows the Company to respond to a variety of high profile contamination containment spills such as oil tanker disasters.

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

Because asbestos related illnesses may not become apparent until 15 to 35 years after exposure, any shortening of the "tail" during which claims can be made would materially increase the risks to the Company. Finally, the Company is subject to the risk of potential claims in excess of policy limits, claims relating to projects performed during periods not covered by insurance or claims made after the expiration of the policy coverage period. Since its incorporation, the Company has not filed claims against its carriers with respect to its asbestos abatement operations. The Company's premium rates for its claims made policies have remained stable.

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

ITEM 2.  PROPERTIES

All of the Company's properties are leased. Lease terms range up to 5 years with certain renewal options. Facilities and locations are;

                            Principal              Approx.       Type of        Exp.
Location                       Use                 Sq. Ft.       Const.         Date
--------                       ---                 -------       ------         ----
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

ITEM 3. LEGAL PROCEEDINGS

Pending Litigation

In March 1993, the Company commenced an action in United States District Court for the District of New Jersey against Norian Rezian seeking a declaration that he has no right to purchase, or cause the sale of, any stock of the Company pursuant to any alleged agreement with the Company. The defendant in this action has asserted a counterclaim in that action against the Company alleging a breach of a stock purchase agreement, as well as a claim of fraud and declaratory judgement seeking to enforce the alleged agreement. In March 1996, this action was settled for 150,000 shares of common stock of the Company issued to the defendent, which had a market value of approximately $150,000.

In November 1994, the Company commenced an action in New York State Supreme Court to recover monies advanced to Mohave Shores Development, Inc., pursuant to the acquisition agreement, dated November 1993, in anticipation of developing land on an Indian reservation in Arizona. The Company seeks the return of its $250,000 deposit plus legal fees and punitive damages. Management intends to continue aggressively pursuing this matter.

In February 1995, a lawsuit was commenced against the Company for $10,000,000 by Robert Feuerzeig, former Chairman and President of the Company. The plaintiff claimed compensation under his employment agreement and damages from lost profits related to his inability to sell his restricted shares of CESI once the restriction expired. The Company settled this action in October 1996 for $60,000 plus a one year consulting agreement that provides for the monthly issuance of 8,337 shares of common stock during the twelve month term of the agreement.

The Company commenced an arbitration action in August 1995 in connection with the Spartan Dismantling Corp. ("Spartan") joint operating agreement, dated March 1994. The agreement called for Spartan and its management to provide the physical facility and operational support for an asbestos transfer station pursuant to a Department of Environmental Conservation 360 permit. The Company provided marketing, management and working capital to support the growth of the business from inception. The action alleges breach of contract, fiduciary responsibility and other claims against Spartan and its President, Nicholas Christie, who was a member of the Company's Board of Directors from June 1993 through March 1995. The Company's claim for net advances and accumulated profits of approximately $2,800,000 was settled in October 1996 for $300,000. Terms included a downpayment of $25,000 and monthly payments of $5,000. The settlement note is collateralized by a first mortgage position on real property located in Brooklyn, NY at the Spartan facility.

In a civil action which was commenced in August 1995 in United States District Court, the Company and various current and prior officers and directors were named in a lawsuit brought by shareholders from Seattle, Washington who had purchased shares through the same broker. The lawsuit contains various allegations asserting misrepresentations made by Leo Mangan to the broker and non-disclosure in public filings of various Reg-S and S-8 stock issuances made by the Company from August through October 1994. The officers and directors named in the civil action were Messrs. Mangan (Chief Operating Officer), Varsi (President), Lehrer (Chairman & CEO), Mazzella (Director) and O'Reilly (Director). The Company settled this lawsuit in May 1997 for approximately $120,000, net of insurance proceeds, with monthly payments of $6,250.

Other Proceedings

In January 1996 Laboratory Testing Services, Inc. ("LTS"), a wholly-owned subsidiary, filed a Chapter 11 petition in United States Bankruptcy Court in the Eastern District of New York. Simultaneously, operations of LTS were discontinued and efforts focused on liquidating assets to satisfy outstanding corporate obligations. Company management does not expect any significant impairment of capital to the extent that settled obligations exceed the liquidated assets of LTS.

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

            FISCAL 1995                     HIGH               LOW
            -----------                     ----               ---

        First Quarter (a)                   25.31             16.31
        Second Quarter (a)                  21.63             12.50
        Third Quarter (a)                   14.38              4.69
        Fourth Quarter                       4.69              1.69

        FISCAL 1996

        First Quarter                        3.69              1.00
        Second Quarter                       3.50              1.88
        Third Quarter                        2.19              1.00
        Fourth Quarter                       1.31               .63

(a) These per share prices have been restated to reflect the 1 for 10 reverse split effective January 21, 1995.

The Company has approximately 5,455 shareholders of record at April 30, 1996. There have been no dividends declared or paid and the Company has no current intentions to declare or pay dividends. The Company has no agreements which restrict the Company's ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the two fiscal years ended April 30, 1996 and 1995 should be read in conjunction with the Consolidated Financial Statements contained herein.

Restatement of Consolidated Financial Statements

After filing its Form 10-KSB for the year ended April 30, 1996 and subsequent to the October 1996 indictment of Messrs. Mangan and Nearen for stock fraud and manipulation, the Company determined that the accounting treatment related to certain issuances of common stock for investment service and promotional fees during fiscal 1996 and 1995 was improper. The common stock was issued as consideration for investment and promotional services purportedly provided to the Company by consultants and investment advisory firms. The Company has charged to expense the value of these services based on the quoted market value of the Company's common stock on the date of each issuance. The total effect on the results of operations for fiscal 1996 and 1995 was $393,750 and $5,698,989, respectively. As more fully discussed in Note 2 to the Consolidated Financial Statements, the Company has restated the financial statements to properly account for these transactions as expenses rather than a reduction of Additional Paid-in Capital.

In July 1997, the Company further amended its Form 10-KSB for the year ended April 30, 1996 in order to restate the consolidated statement of loss for the year ended April 30, 1995. The additional restatement was necessary to exclude from consolidated operations, the results of operations of Spartan. The Company's financial investment in Spartan was not accompanied by the control of voting stock and management influence which are required for consolidation. There was no effect on the net loss of the Company in fiscal 1996 and 1995 as a result of the second restatement. The changes to previously reported amounts of revenues, costs of revenues, selling, general and administrative expenses and loss on net equity in joint venture for the year ended April 30, 1995 is summarized as follows;

                                       Second    Originally Reported
                                      Restatment    and Restated       Change
                                      ---------------------------------------

Revenues                              $ 5,694,260    $ 8,313,050    $(2,618,790)

Cost of Revenues                      $ 3,386,364    $ 5,153,262    $(1,766,898)

Selling, General and
   Administrative Expenses            $ 7,539,589    $ 8,139,029    $  (599,440)

Loss on Equity in
   Joint Venture                      $ 2,544,536    $ 2,796,988    $  (252,452)

Net Loss                              $10,752,057    $10,752,057    $       -0-

Results of Operations

Core Operations From Consolidated  Subsidiaries

The loss from core operations was approximately $2,435,000 for fiscal 1996. This resulted primarily from non-recurring expenses related to additional legal fees necessary to settle litigation, redundant expenses in New York Testing Laboratories, Inc. and Laboratory Testing Services, Inc., operations that have now been streamlined, as well as setting an overhead structure to accommodate a consolidated revenue base of between $15 and $20 million. The loss from core operations of approximately $5,232,000 for fiscal 1995 results primarily from various non-recurring investment and promotional fees incurred beginning in the second fiscal quarter.

Revenues for fiscal 1996 and 1995 were approximately $9,907,000 and $5,694,000, respectively, which represents a 74% increase from the prior year. The revenues changed substantially from 1995 to 1996 resulting directly from the growth in abatement, remediation and testing operations . Additionally, the Company had no revenues from the environmental trucking company after 1995. For fiscal 1996, environmental services (including abatement and remediation) and testing operations accounted for approximately 90% and 10%, respectively, of total revenues.

Cost of revenues increased $3,901,000 or 115% from $3,386,000 to $7,287,000 for fiscal 1995 to 1996, respectively. Cost of revenues increased primarily due to increases in direct field labor for environmental services and testing operations. This also accounts for the 14% increase from 1995 to 1996 because direct costs for these services are more labor intensive and result in lower profit margins.

Gross profits as a percentage of revenue decreased to 26% in fiscal 1996 from 41% in fiscal 1995 primarily due to increases in certain direct operating costs, primarily field labor for environmental services, and excess non-recurring operational direct costs of New York Testing Laboratories Inc. and Laboratory Testing Services, Inc.

Selling, general and administrative expenses decreased by approximately $2,485,000 from 1995 to 1996 and constituted approximately 132% and 51% of revenues, respectively, for such years. This results from a significant decrease in the use of outside consultants and promoters. Specifically, the Company recorded approximately $394,000 for fiscal 1996 compared to $4,700,000 in 1995 for such expenses. Normal operating overhead increased by approximately $1,220,000 from 1995 to 1996 primarily due to increased parent company overhead costs including legal fees.

For the years ended April 30, 1996 and 1995, the Company recognized $801,467 and $1,918,795 of income tax benefits, respectively, which results from currently recognizing, for book purposes, the estimated future realization of such net operating loss carryforwards. The deferred tax assets were reduced in part by a valuation allowance that represents a portion of the deferred tax assets that, in the opinion of management, is more likely than not, will not be realized.

Equity Investments

The Company's overall business strategy was developed and implemented by Leo Mangan who controlled the Company's operations between June 1993 and September 1996 when he resigned. Mr. Mangan's practice of using the Company's resources to acquire control of, or make significant investment in, speculative businesses that were unrelated to the Company's core business was a major reason for his departure from the Company in September 1996.

The Company had the following investments in non-marketable securities as of April 30, 1996 and 1995:

                                                       1996             1995
                                                   -----------      -----------
 Sovereign Fidelity, Ltd.                          $ 1,776,000      $ 1,776,000
 Pilot Transport, Inc.                               3,417,841        3,417,841
 ICIS Mangement Group Inc. (formerly
       Alter Sales Co., Inc.)                        1,328,000        1,228,000
 Business News Network, Inc.                           100,000          100,000
 Martin Labs Joint Venture                                  --           79,330
                                                   -----------      -----------
                                                     6,621,841        6,601,171
Less: valuation allowance                           (5,993,841)      (3,676,000)
                                                   -----------      -----------
       Net  investments                            $   628,000      $ 2,925,171
                                                   ===========      ===========

Sovereign Fidelity, Ltd.

In December 1991, the Company issued 1,200,000 shares of common stock in exchange for 70,000 shares of preferred stock in Pacific International Indemnity Co., Ltd. ("PIIC"), purportedly an insurance company in the British Virgin Island. During the fiscal year ended April 30, 1993, the Company exchanged the investment in PIIC for 19,500 shares of Sovereign Fidelity, Ltd., ("Sovereign"), purportedly an offshore reinsurrance company, which represented a 19.5% equity interest. On May 1, 1995, the Company exchanged its investment in Sovereign for a promissory note in the amount of $1,772,000 and 3,800,000 restricted shares of Tuscan Industries, Inc. ("Tuscan") valued at $228,000 or $.06 per share. Tuscan, which is publicly traded on the electronic bulletin board, changed its name to Apache Group, Inc. ("Apache") in 1995 and reversed its common stock 1 for 50. As a result, the original 3,800,000 shares were reduced to 76,000 shares.
Subsequent to April 30 1996, this entire agreement was reversed and, additionally, an agreement between the parties which would have exchanged the $1,772,000 note for 590,667 post reverse restricted common shares was voided. Based on the underlying facts and circumstances and the uncertainty of the ultimate recovery of the original investment, an additional reserve was established at the end of fiscal 1996. The original 19,500 shares of Sovereign were returned by Apache to the Company.

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
                                                ===========         ===========

Pilot Transport, Inc.

In June of 1993, the Company agreed to purchase 100% of Cierra Enterprises, VLT, Inc. (Cierra), a Quebec Canada based company involved in the development and manufacturing of electronic gaming software and hardware for shares of restricted common stock and additional funding. In April, 1994, Cierra Enterprises, VLT, Inc. ("Cierra"), a Canadian based company involved in the development and manufacturing of electronic gaming software and hardware, was sold to Rep, Inc., a privately held company, for cash of $10,000 and a note of $3,990,000. As of April 30, 1994, based on the underlying facts and circumstances, the Company deferred recognition of the gain on the sale of Cierra until cash payments on the note were actually received. In April, 1995, after receiving principal payments of approximately $755,000 plus interest, the Company exchanged the note due from Rep, Inc. with an unpaid balance of approximately $3,235,000 for 300,000 restricted shares of Pilot Transport, Inc. ("Pilot"), an electronic bulletin board traded stock. Pilot had purchased Cierra from Rep, Inc. during fiscal 1995. The Company utilized its basis in the note, net of the deferred gain as basis for the shares received. On July 28, 1995, the Company exchanged an additional $2,160,000 of notes receivable made during fiscal 1995, including accrued interest, for 500,000 shares of preferred stock in Pilot. The preferred stock carried a 6% coupon dividend payable quarterly commencing August 31, 1995 and is convertible to common shares at the discretion of Pilot's Board of Directors. During the fiscal year ended April 30, 1995, the Company also purchased 65,000 shares of Pilot common stock in the open market for approximately $824,000. As of April 30, 1996, Pilot was non- operational, and the nominal value of the underlying assets required the reserve of the remaining investment balance.

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
                                                   ===========      ===========

ICIS Management Group Inc. (formerly, Alter Sales Co., Inc.)

In December, 1994, the Company invested $1,228,000 in preferred stock of Global Talent Guild ("Global"). This investment was exchanged in April 1995 for 256,000 common shares of Alter Sales Co., Inc. ("Alter"), a publicly traded NASDAQ company in the wholesale auto parts business. Alter had acquired Global as a wholly owned subsidiary in February 1995. During fiscal 1996, Alter changed its name to ICIS Management Group, Inc. Also during fiscal 1996, the Company invested an additional $100,000 for 625,000 restricted comon shares.

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
                                                     ========          ========
Sunflower

On April 10, 1992, the Company acquired a 49% interest in Sunflower Enterprises, Inc., ("Sunflower") a New Jersey corporation. The agreement called for purchasing the minority interest for 30,000 shares of restricted stock plus
$2,600,000 dollars in funding. As of April 30, 1993 the Company had funded approximately $400,000. The majority shareholder subsequently agreed to repurchasehe 49% interest of Sunflower from the Company for a $385,000 note and return of the 30,000 shares of the Company's common stock. He defaulted on this note and, as a result, the balance has been written-off by the Company in fiscal 1995.
                                                          1996          1995
                                                      -----------     ---------
Original cost, including advances                     $      --       $ 370,000
Write-off of note receivable in default                      --        (370,000)
                                                      -----------     ---------
          Carrying value                              $      --       $     -0-
                                                      ===========     =========

Kimberlyn Trading, Inc.

In December, 1993, the Company purchased 51% of Kimberlyn Trading, Inc. ("KTI"), for cash of $42,500. KTI was a start-up commodity brokerage operation involved primarily in the international brokerage of industrial environmental paints and crumb rubber. KTI has had no reportable revenues or expenses. This investment was written off during fiscal 1995.
                                                       1996             1995
                                                   -----------         --------
Original cost                                      $      --           $ 42,500
Write-off of investment                                   --            (42,500)
                                                   -----------         --------
          Carrying value                           $      --           $    -0-
                                                   ===========         ========

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
                                                      1996              1995
                                                 ------------         ---------
Original cost                                    $       --           $ 250,000
Write-off of Advance                                     --            (250,000)
                                                 ------------         ---------
          Carrying value                         $       --               $ -0-
                                                 ============         =========

In June, 1993, LHE entered into a joint operating agreement with Spartan Dismantling Corp. ("Spartan") (as amended March, 1994) for the transfer and disposal of asbestos. In addition, the Company had advanced funds of approximately $2,190,000 to support the joint operations through April 30, 1995. In March, 1995, the President of Spartan, who was also a Director of the Company, resigned and assumed total control of the joint operations at Spartan. As a result, the Company has commenced an arbitration against this individual and Spartan for damages and recovery of net advances and accumulated profit. Recovery of these amounts, if any, will be recognized in the future.

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

Current management is unable to determine the financial condition of the investees at the time of the investments as the Company's files do not contain any information related thereto. To the best of current management's knowledge, no relationship existed between the Company and/or its officers and directors and the investees prior to the initial investment. Subsequent valuation allowances were based on a contemporaneous review of available information concerning the underlying net assets of the investees compared with the Company's carrying value of the investments. If there was a lack of reliable financial information concerning the investee or, the extent that the Company's proportionate share of the underlying net assets was less than the carrying value of the Company's equity investment, and such difference was considered the result of an "other than a temporary decline" as defined in SFAS 115, an allowance was established and charged to operations. For fiscal 1996, additional reserves of approximately $2,318,000 as unrealized losses and a corresponding increase in the valuation allowance was made for the related investments. Management believes the total remaining carrying value at April 30, 1996 of $628,000, net of the valuation allowance, is reasonable.

During fiscal 1995, the Company recognized a $1,000,000 theft loss associated with the issuance of 50,000 shares of common stock to a foreign company. It appears the Company did not receive any proceeds or compensation of any kind in connection with the issuance of these shares. As discussed in Note 13 to the Consolidated Financial Statements, such shares were issued at the instruction of Leo Mangan, the Company's former Chief Operating Officer who was indicted in October 1996 on charges of using the Company as a vehicle to commit securities fraud, among other charges.


Liquidity and Capital Resources

During fiscal 1996, the Company raised net proceeds of approximately $3,025,000 through various private placements of common stock. These funds were used to purchase vehicles and equipment totalling approximately $1,550,000. The balance of $1,475,000 was used to finance current operations and meet working capital requirements.

Working capital at April 30, 1996, including $283,000 in cash, was $1,386,000, a decrease of 32% over the prior year. Accounts receivable increased $337,000 to $2,044,000 as a result of increased revenues in the abatement, remediation and spill response business.

Equipment increased by $2,207,000 due to increased operations related to anticipated spill response business as well as the acquisition of New York Testing Holdings, Inc. and subsidiaries during the fiscal year now included in the consolidated balance sheet. No additional borrowing was incurred in connection with the acquisition of this equipment.

The Company believes that the current levels of working capital and liquidity will not be sufficient to support the continued increase in its scope of operations. As such, management will be seeking new sources of capital through domestic private placements of equity and convertible debt as well as establishing a credit line facility in order to expand operations.


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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE
                     WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Company hold office until the next annual meeting of Stockholders and until their successors have been elected and shall qualify, or until their death, resignation or removal from office. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's stockholders, and hold office until their successors are chosen and qualified, or until their death, resignation or removal from office. The officers and directors of the Company are as follows:

EXECUTIVE OFFICERS

NAME               TITLE                                AGE     APPOINTMENT DATE
----               -----                                ---     ----------------

Donald Kessler     Chairman, President & Chief
                   Executive Officer                     52     March 1995

Leo Mangan         Chief Operating Officer               40     May 1993

DIRECTORS           TITLE                               AGE     APPOINTMENT DATE
---------           -----                               ---     ----------------

Donald Kessler     Chairman of the Board, President      52     March 1995
                   and Chief Executive Officer

Leo Mangan         Chief Operating Officer               40     May 1993

Michael O'Reilly   President of Trade-Winds              46     December 1993
                   Environmental Restoration, Inc.
                            Secretary of the Company

David Behanna      Chief Financial Officer               38     February 1995

James Nearen       Outside Director                      42     December 1995

Lynne Scott        Outside Director                      48     March 1996

Donald Kessler had been a freelance public relations and investor promotion consultant since 1992 for various clients in the New York Metropolitan Area prior to his joining the Company in April 1995. His background includes the director of business development and public relations for the Hardwick Organization, a New York based group of companies in the hospitality and entertainment industry, from 1990 through 1992 .

Michael O'Reilly has been the President of Trade-Winds Environmental Restoration, Inc. since December 1993. He was previously Vice President of North Shore Environmental Remediation, Inc., a provider of environmental clean-up services, including asbestos and lead removal services, from January 1990 through November 1993.

David Behanna has been the Chief Financial Officer of the Company since February 1995. Prior to that he had been a partner in his own accounting firms since 1986, most recently with Behanna & Oliva, CPA's, P.C., the Company's auditor of record for fiscal 1994.

Donald Kessler is a director and James Nearen is a director and an officer of ICIS Management Group, Inc. located in Lighthouse Point, FL (NASDAQ:ICIS)

Leo Mangan has two prior felony drug trafficking convictions from 1979 and 1990 as noted in the October 1996 indictment of him.

Subsequent to their October 1996 indictment, management of the Company concluded that they could not rely on representations made by Messrs. Mangan and Nearen and Lynn Scott concerning their respective business experience and backgrounds and, accordingly, has omitted such information from this amended report.

Directors do not presently receive compensation for serving on the Board. In addition, there are no pension, profit sharing or other forms of deferred compensation available to any employee of the Company. The Company has adopted a stock option plan for officers and key personnel. (See Item 11).

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer and the other three most highly compensated employees of the Company whose total cash compensation exceeded $60,000 for services in all capacities.

Name and                                                                 Other     Restricted  Securities   LTIP        All Other
Principal                Fiscal                                         Compen-    Stock       Underlying   Payouts     Compen-
Position(s)               Year              Salary($)         Bonus($)  sation($)  Awards ($)  Options      ($)         sation ($)
-----------------        ------            ---------          --------  ---------  ----------  ------------ ----------  ----------

Donald Kessler
   Chairman,
   President &
   CEO                   1996                99,000            4,500       -0-       -0-         100,000       -0-           -0-
                         1995                 6,667              -0-       -0-       -0-             -0-       -0-           -0-
                         1994                   -0-              -0-       -0-       -0-             -0-       -0-           -0-

Leo Mangan
   COO                   1996               160,000            6,000       -0-       -0-         250,000       -0-       432,000(1)
                         1995                78,000              -0-       -0-       -0-       2,000,000       -0-       325,000(1)
                         1994                   -0-              -0-       -0-       -0-             -0-       -0-           -0-

Michael O'Reilly
   Secretary &
   President of
   Trade-Winds           1996               156,000          140,180       -0-       -0-         250,000       -0-           -0-
                         1995               158,500              -0-       -0-       -0-             -0-       -0-           -0-
                         1994                   -0-              -0-       -0-       -0-             -0-       -0-           -0-

David Behanna
   CFO                   1996                99,000            4,500       -0-       -0-         100,000       -0-           -0-
                         1995                22,000              -0-       -0-       -0-             -0-       -0-           -0-
                         1994                   -0-              -0-       -0-       -0-             -0-       -0-           -0-

(1) All other compensation represents bonuses paid to the Company's former Chief Operating Officer, Leo Mangan, in connection with his role in capital raising transactions by the Company during the respective fiscal years.

The Company had six (6) year employment agreements expiring in 2000 with both Leo Mangan, Chief Operating Officer, and David Behanna, Chief Financial Officer. The total commitment of the Company for these agreements ranged from $252,000 per year in 1995 to $372,000 per year in 2000, plus certain fringe benefits paid each year. Mr. Mangan's contract was terminated as part of his severance agreement signed in September 1996. Mr. Behanna voluntarily terminated his contract at the request of Mr. O'Reilly in September 1996 but retained his base salary of $108,000 per annum. Trade-Winds had an employment agreement with its President, Michael O'Reilly for five years expiring in December 1998 with annual base compensation of $156,000 plus an incentive bonus based on 2% of gross revenues as well as certain other fringe benefits. Mr O'Reilly's contract was renegotiated in October 1996 upon his being elected as the Company's Chairman, President & Chief Executive Officer. Terms of the agreement provide for a base salary of $200,000 plus a bonus of 2% of gross revenues to a maximum of 25% of pre-tax profit, payable 50% in cash and 50% in restricted stock, as well as certain other fringe benefits.

Stock Options

Pursuant to a majority vote of the voting shareholders of the Company, a stock option plan was adopted effective January 21, 1995. The plan provides for additional compensation for officers and key employees in the form of non-qualified or incentive stock options. Under this plan, 1,000,000 shares have been reserved for future issuance upon exercise of the options. Non-qualified options to purchase 700,000 of these shares have been granted effective May 26, 1995 with an exercise price of $1.50 per share. Up to 50% of said options may be exercised after six months from the date of grant and the balance may be exercised after one year from the date of grant. As of April 30, 1996, no options issued under this plan have been exercised.

Effective March 10, 1995, the Company granted the Chief Operating Officer a non-qualified option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.01 per share. This option may only be exercised during the five (5) year period commencing upon the occurrence of i) the termination of the officer, ii) the death of the officer, or iii) a change in control, as defined, which shall be deemed to include a material change of the officers of the Company. No amounts have been charged to compensation expense in the accompanying statements of loss for the years ended April 30, 1996 and 1995 related to this option.

At a board meeting on April 29, 1994, non-qualified stock options with an exercise price of $10 per share and exercisable within four years were granted to certain executive officers. The total number of new shares resulting from the exercise of these options would have been 27,500 shares. These options have been voluntarily cancelled upon the termination of each grantee, namely Messrs. Mangan and Varsi.

                                                                                 Potential
                                      Individual Grants                          Realizable Value
---------------------------------------------------------------         -------------------------------------
                                           % 0f Total
                           Number of        Options
                            Securities     Granted to
                           Underlying       Employees                        Exercise
                             Options        in Fiscal       Price          Expiration
Name                       Granted (#)        Year        ($)Shares           Date               Value 0% ($)
-----------                -------------  ------------    ----------       --------------        ------------
Donald Kessler
   Chairman,
   President &
   CEO                       100,000            3.7           1.50           May, 2000                   -0-

Leo Mangan                 2,000,000           74.0            .01           March, 2000           1,260,000
   COO                       250,000            9.3           1.50           May, 2000                   -0-


Mike O'Reilly
   President of
   Trade-Winds               250,000            9.3           1.50           May, 2000                   -0-

David Behanna
   CFO                       100,000            3.7           1.50           May, 2000                   -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the number and percentage, as of April 30, 1996 of the Company's common shares owned of record and/or beneficially by each person owning more than 5% of such common shares, by each officer and director who owns any shares of the Company and by all officers and directors as a group.


Name                                            Principle Occupation                 # Shares        % Shares
----                                            --------------------                 --------        --------
Donald Kessler                                  Chairman, President &
                                                CEO                                       0(1)            0

Leo Mangan                                      Chief Operating Officer              10,000(1)            *

Mike O'Reilly                                   President, Trade-Winds
                                                Environmental Restoration, Inc.     255,000(2)          2.7

David Behanna                                   Chief Financial Officer             100,000(2)          1.1

James W. Nearen                                 Director                              1,200               *

Lynne Scott                                     Director                                  0               0

Officers and Directors
   As a Group                                                                       366,200             3.9


* Less than 1% of issued and outstanding common shares plus vested options exercisable within 60 days after April 30, 1996

(1) Excludes a 100,000 share option cancelled pursuant to the termination agreement with Mr. Kessler and excludes a 250,000 share option cancelled by the Company as a result of Mr. Mangan's indictment in September 1996. Both of these options had been previously granted on May 26, 1995

(2) Includes shares subject to stock options referred to in Note 14 to the Consolidated Financial Statements for options granted by the Company on May 26, 1995 as follows; Mr. O'Reilly, 250,000 shares and Mr. Behanna, 100,000 shares. Excludes Mr. Mangan's 2,000,000 share option that was cancelled in September 1996 pursuant the terms and conditions of his termination agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1996, Mangan was paid approximately $432,000 as fees for assisting the Company in various capital raising transactions for which he purportedly acted as finder. Payments for this service were made in addition to his base compensation as Chief Operating Officer pursuant to an agreement negotiated by the then Chairman & CEO, Dr. Kenneth Lehrer, and approved by the Company's Board of Directors. The Board approved such compensation upon the advice of Dr. Lehrer that the additional compensation was comparable with fees that would otherwise be payable to unaffiliated third parties which provide similar services.


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

          10. Employment Agreements; Messrs. Mangan, Chief Operating Officer and Behanna, Chief Financial Officer

          27.  Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14 , 1997

                                       COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.


                                       By: /s/ Michael O'reilly
                                          ------------------------------------
                                          MICHAEL O'REILLY, Chairman, President
                                          and Chief Executive Officer

                                       By:  /s/ David Behanna
                                          ------------------------------------
                                          DAVID R. BEHANNA, CPA
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Michael O'Reilly
---------------------------------                            Date: July 14, 1997
MICHAEL O'REILLY , Director


/s/ Anthony Towell
---------------------------------                            Date: July 14, 1997
ANTHONY TOWELL , Director


/s/ Samuel Sadove
---------------------------------                            Date: July 14, 1997
SAMUEL SADOVE , Director


/s/ Joann O'Reilly
---------------------------------                            Date: July 14, 1997
JOANN O'REILLY , Director

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


Consolidated Balance Sheet as of April 30, 1996 ................        F-1, F-2

Consolidated Statements of Loss for the
  years ended April 30, 1996 and 1995 ..........................             F-3

Consolidated Statements of Stockholders' Equity for the
  years ended April 30, 1996 and 1995 ..........................             F-4

Consolidated Statements of Cash Flows for the
  years ended April 30, 1996 and 1995 ..........................             F-5

Notes to Consolidated Financial Statements .....................      F-6 -- F17

Independent Auditors' Report ...................................             F18

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1996
                                   (Restated)




                                     ASSETS

CURRENT ASSETS
    Cash                                                           $  282,933
    Contracts receivable, net of allowance for
       doubtful contracts of $195,000                               2,043,740
    Inventories and prepaid supplies                                  265,065
    Deferred income taxes                                             680,000
    Other current assets                                              148,557
                                                                   ----------

            Total Current Assets                                                        $3,420,295

PROPERTY AND EQUIPMENT, at cost, less accumulated
    depreciation and amortization of $594,977                                            3,143,477

OTHER ASSETS

    Investment in non-marketable securities, net of
      valuation allowance of $5,993,841                               628,000
    Goodwill, net of accumulated amortization                          30,590
    Deferred acquisition costs, net of accumulated amortization       100,580
    Deferred income taxes                                           1,904,000
    Other assets                                                       62,447
                                                                   ----------

            Total Other Assets                                                           2,725,617
                                                                                        ----------

                        TOTAL ASSETS                                                    $9,289,389
                                                                                        ==========


                                   (Continued)
                                       F-1

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1996
                                   (Restated)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                                 $    260,952
    Accounts payable and accrued expenses                                1,335,287
    Income taxes payable                                                    59,080
    Deposits                                                               150,000
    Payroll taxes payable                                                  228,591
                                                                      ------------

            Total Current Liabilities                                                 $  2,033,910

OTHER LIABILITIES

    Long-term debt, net of current portion                                                 382,324
                                                                                      ------------

            Total Liabilities                                                            2,416,234


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Preferred stock, $.01 par value,
      10,000,000 shares authorized,
      no shares issued or outstanding                                         --
    Common stock, $.0001 par value,
      50,000,000 shares authorized
      6,167,366 shares issued less
      70,000 treasury shares                                                   617
    Additional paid-in capital                                          24,727,377
    Treasury stock                                                         (58,000)
    Stock subscription receivable                                          (46,988)
    Deficit                                                            (17,749,851)
                                                                      ------------

            Total Stockholders' Equity                                                   6,873,155
                                                                                      ------------
                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  9,289,389
                                                                                      ============

          See accompanying notes to consolidated financial statements.
                                       F-2

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                         CONSOLIDATED STATEMENTS OF LOSS
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995
                                   (Restated)



                                                           1996             1995
                                                      ------------     ------------
Revenues                                              $  9,906,661     $  5,694,260

Cost of Revenues                                         7,287,098        3,386,364
                                                      ------------     ------------

        Gross profit                                     2,619,563        2,307,896

Selling, general and administrative expenses             5,054,416        7,539,589
                                                      ------------     ------------

        Loss before other income(expense)               (2,434,853)      (5,231,693)
                                                      ------------     ------------

Other Income (Expense):

  Interest expense                                         (50,629)         (16,885)
  Settlement of legal claims                              (162,087)            --
  Forgiveness of Debt                                       56,857             --
  Gain on sale of investment                                63,999             --
  Gain on sale of buildings                                 14,775             --
  Unrealized loss on investments in non-marketable
    securities                                          (2,317,841)      (3,500,000)
  Loss on net equity in joint ventures                     (20,042)      (2,544,536)
  Write down of net equity in subsidiary                      --           (675,520)
  Income from installment sale                                --            662,593
  Realized loss on disposal of investments                    --           (662,500)
  Interest income                                           14,562          348,795
  Loss on abandonment of leasehold improvements               --            (69,240)
  Theft Loss ( Note 13)                                       --         (1,000,000)
                                                      ------------     ------------

        Total other income (expense)                    (2,400,406)      (7,457,293)
                                                      ------------     ------------

                                                        (4,835,259)     (12,688,986)
Minority interest in loss of consolidated
  subsidiary                                                  --             18,134
                                                      ------------     ------------

        Loss before income tax benefit                  (4,835,259)     (12,670,852)

Income tax (benefit)                                      (801,467)      (1,918,795)
                                                      ------------     ------------

        Net Loss                                      $ (4,033,792)    $(10,752,057)
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

                                                                       Common Stock    Additional                        Stock
                                                           Number of        Par          Paid-in        Treasury       Subscription
                                                           Shares          Value         Capital          Stock         Receivable
                                                       ------------    ------------    ------------    ------------    ------------
Balance - April 30, 1994 (Restated)                         884,444(a) $         88    $  8,630,323    $       --      $       --

    Private placements of common stock                      688,139(a)           69       6,566,882

    Issuance of common stock for services                   421,700(a)           42       4,698,947

    Other issuance of common
       stock (Note 13)                                       50,000(a)            5         999,995

    Loss for the year ended April 30, 1995
                                                       ------------    ------------    ------------    ------------    ------------

Balance - April 30, 1995                                  2,044,283    $        204    $ 20,896,147    $       --      $       --

    Private placements of common stock                    3,690,750             369       3,171,524

    Acquisition of New York Testing
       Laboratories, Inc. and Subsidiary                     45,000               5          67,495

    Issuance of common stock for services                   297,333              30         502,220

    Purchase of treasury shares                            (100,000)        (88,000)

    Issuance of common stock to settle
       legal claim                                          120,000               9          89,991          30,000

    Stock subscription receivable                                                                                           (46,988)

    Loss for the year ended April 30, 1996
                                                       ------------    ------------    ------------    ------------    ------------

Balance - April 30, 1996                                  6,097,366    $        617    $ 24,727,377    $    (58,000)   $    (46,988)
                                                       ============    ============    ============    ============    ============

                                                     Accumulated
                                                      Deficit             Total
                                                     ------------     ------------
Balance - April 30, 1994 (Restated)                  $ (2,964,002)    $  5,666,409

    Private placements of common stock                                   6,566,951

    Issuance of common stock for services                                4,698,989

    Other issuance of common
       stock (Note 13)                                                   1,000,000

    Loss for the year ended April 30, 1995            (10,752,057)     (10,752,057)
                                                     ------------     ------------

Balance - April 30, 1995                             $(13,716,059)    $  7,180,292

    Private placements of common stock                                   3,171,893

    Acquisition of New York Testing
       Laboratories, Inc. and Subsidiary                                    67,500

    Issuance of common stock for services                                  502,250

    Purchase of treasury shares                                            (88,000)

    Issuance of common stock to settle
       legal claim                                                         120,000

    Stock subscription receivable                                          (46,988)

    Loss for the year ended April 30, 1996             (4,033,792)      (4,033,792)
                                                     ------------     ------------

Balance - April 30, 1996                             $(17,749,851)    $  6,873,155
                                                     ============     ============

(a) The Number of Common Shares have been adjusted for the effect of the 1 for 10 reverse split on January 21, 1995.

          See accompanying notes to consolidated financial statements.
                                       F-4

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)
                   FOR THE YEARS ENDED APRIL 30, 1996 AND 1995

                                                                      1996              1995
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $ (4,033,792)    $(10,752,057)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                                     445,998          193,859
     Unrealized loss on non-marketable securities                    2,317,841        3,500,000
     Minority interest in loss of consolidated subsidiary                 --            (18,134)
     Loss on abandonment/theft of fixed assets                          66,739           69,240
     Equity in net (income) loss of joint venture                      (22,673)           9,170
     Realized loss on investments/joint venture                         44,188          662,500
     Write-off of goodwill                                                --            110,129
     Reserve for contingencies                                            --            378,902
     Write-off of minority interest on wholly-owned subsidiary            --            (99,813)
     Gain recognized on installment sale                                  --           (662,593)
     Write-off of investment in subsidiary                                --            270,000
     Accrued interest income                                              --           (160,000)
     Common stock issued for payment of services                       502,250        4,698,989
    Theft Loss                                                            --          1,000,000
     Issuance of treasury stock for payment of
        lawsuit settlement                                              30,000             --
     Common stock issued for payment of lawsuit
        settlement                                                      90,000             --
     Write-off of advances to subsidiary                                  --          2,190,410
     Deferred income taxes                                            (801,467)      (1,918,795)
    Changes in assets and liabilities:
    (Increase) Decrease in:
      Accounts receivable                                             (234,086)        (723,693)
      Inventories                                                      (32,456)        (125,000)
      Other current assets                                             (79,204)         (56,606)
      Other assets                                                     (45,641)          10,099
    Increase (Decrease) in:
      Accounts payable and accrued expenses                           (305,548)         542,404
      Payroll taxes payable                                            102,175             --
      Income taxes payable                                              59,080          (31,200)
                                                                  ------------     ------------
Net cash used by operating activities                               (1,896,596)        (912,189)
                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Repayment of advances and deposits to joint venture and
      investments                                                      455,758       (1,152,820)
    Payments made for property and equipment                        (1,549,608)        (809,606)
    Payments to acquire non-marketable securities                     (100,000)      (2,052,399)
    Payments to acquire notes receivable                                  --         (2,050,000)
    Principal payments received on notes receivable                     50,000          755,125
    Payment to acquire subsidiary                                       10,000          (20,000)
    Payment of capitalized acquistion costs                           (107,126)            --
                                                                  ------------     ------------
Net cash used by investing activities                               (1,240,976)      (5,329,700)
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from (replacement of) note payable                        (75,000)          75,000
    Principal payments or long-term debt                              (239,423)         (40,382)
    Deposit held for stock placement                                   150,000          100,000
    Payment to acquire treasury stock                                  (88,000)            --
    Net proceeds from issuance of common stock                       3,024,905        6,566,951
                                                                  ------------     ------------
Net cash provided by financing activities                            2,772,482        6,701,569
                                                                  ------------     ------------

NET (DECREASE) INCREASE IN CASH                                       (365,090)         459,680

CASH AND CASH EQUIVALENTS - BEGINNING                                  648,023          188,343
                                                                  ------------     ------------

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION \ REPORTING ENTITIES

     The  consolidated  financial  statements  of  Comprehensive   Environmental
     Systems, Inc. and Subsidiaries (the "Company") include the following entities:

     Comprehensive   Environmental  Systems,  Inc.

     Comprehensive Environmental Systems, Inc. ("CESI") was incorporated as International Bankcard Services Corporation in 1986 under the laws of the State of Delaware. In July, 1992, the Company amended its certificate of incorporation to change its name to Integrated Resource Technologies, Inc. In February, 1995, the certificate of incorporation was amended to change the Company's name to Comprehensive Environmental Systems, Inc. (See Note
     12). CESI is the parent company which serves as a holding company for its various subsidiaries and investments and provides administrative support to the operations. CESI and its subsidiaries operate within the New York metropolitan area.

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

     L. Harris Environmental Corp.

     L. Harris Environmental Corp. ("LHE") was newly incorporated as a wholly-owned subsidiary of the Company in April, 1993, and concurrent to the acquisition, LHE entered into a consulting agreement with Spartan Dismantling Corp. ("Spartan"). In June, 1993, LHE entered into a joint operating agreement with Spartan which superceded the prior agreement (See
     Note 5). In March, 1995, a former director of the Company and President of Spartan resigned and has assumed total control of the joint operations (See
     Note 11). During fiscal 1996, LHE was inactive.

     Dicar Asbestos, Ltd d/b/a Phoenix Disposal

     In October, 1993, LHE purchased 51% of the outstanding voting stock of Dicar Asbestos, Ltd d/b/a Phoenix Disposal ("Dicar") for $150,000 cash and stock valued at $107,200. The excess purchase price over the fair market value of the identifiable assets acquired and liabilities assumed of $115,929 was allocated to goodwill. Dicar is involved in the transportation of hazardous waste. In February, 1995, LHE acquired the remaining 49% of the outstanding stock of Dicar for $20,000 cash and a note payable of $250,000 (See Note 6). Dicar operated out of the same physical location as LHE and Spartan and, in connection with the loss of control of Spartan, management of the Company has ceased the operations of Dicar, and Dicar has remained inactive during fiscal 1996.

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

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company includes cash on deposit, money market funds, amounts held by brokers in cash accounts and time deposits with a maturity of three months or less to be cash equivalents.

     The Company has approximately $115,121 in money market accounts which is included in the balance sheet under the heading "Cash."

     INVESTMENTS IN NON-MARKETABLE SECURITIES

     Non-marketable securities, such as investments in privately-held companies, or investments in companies without a readily determinable value are carried at historical cost, reduced by, if necessary, a valuation allowance to estimated net realizable value where the decline in value from historical cost is determined to be other than temporary.

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


2.   RESTATEMENTS OF FISCAL 1996 AND 1995 FINANCIAL STATEMENTS

     After filing its Form 10-KSB for the year ended April 30, 1996 and subsequent to the October 1996 indictment of Messrs. Mangan and Nearen for stock fraud and manipulation, the Company determined that the accounting treatment related to certain issuances of common stock for investment service and promotional fees during fiscal 1996 and 1995 was improper. The common stock was issued as consideration for investment and promotional services purportedly provided to the Company by consultants and investment advisory firms. The Company has charged to expense the value of these services based on the quoted market value of the Company's common stock on the date of each issuance. The effect of these changes on the net loss of fiscal 1996 and 1995 are as follows:

                                                           April 30,
                                                           ---------

                                                     1996              1995
                                                     ----              ----

     Net loss, as originally reported             $(3,640,042)      $(5,053,068)

     Net loss, as restated                        $(4,033,792)     $(10,752,057)

     Loss per share, as originally reported             $(.70)           $(3.50)

     Loss per share, as restated                        $(.77)           $(7.45)


     These changes were principally related to investment service fees and other costs incurred by the Company which should have been expensed rather than recorded as a reduction to Additional Paid-in Capital. The restatement had no effect on the total shares outstanding or Total Stockholders' Equity as of April 30, 1996 and 1995. The cummulative effect of these changes results in an increase of the Company's Deficit of approximately $6,100,000 and a corresponding increase of Additional Paid-in Capital as of April 30, 1996 (See Notes 13).

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995


2.   RESTATEMENTS OF FISCAL 1996 AND 1995 FINANCIAL STATEMENTS (CONT'D)

     In July 1997, the Company further amended its Form 10-KSB for the year ended April 30, 1996 in order to restate the consolidated statement of loss for the year ended April 30, 1995. The additional restatement was necessary to exclude from consolidated operations, the results of operations of Spartan. The Company's financial investment in Spartan was not accompanied by the control of voting stock and management influence which are required for consolidation. There was no effect on the net loss of the Company in fiscal 1996 and 1995 as a result of the second restatement. The changes to previously reported amounts of revenues, costs of revenues, selling, general and administrative expenses and loss on net equity in joint venture for the year ended April 30, 1995 is summarized as follows;

                                       Second   Originally Reported
                                     Restatment      and Restated       Change
                                     -----------------------------------------

Revenues                            $ 5,694,260     $ 8,313,050     $(2,618,790)

Cost of Revenues                    $ 3,386,364     $ 5,153,262     $ 1,766,898

Selling, General and
   Administrative Expenses          $ 7,539,589     $ 8,139,029     $   599,440

Loss on Equity in
   Joint Venture                    $ 2,544,536     $ 2,796,988     $   252,452

Net Loss                            $10,752,057     $10,752,057     $       -0-


     The changes resulting from the first restatement noted above affected certain of the unaudited quarterly results of operations for fiscal 1996 and 1995 as follows:

                                                   Fiscal Quarter Ended (Unaudited)
                                                   --------------------------------
                                     July 31          Oct. 31,         April 30,         July 31,
                                      1994             1994              1995              1995
                                      ----             ----              ----              ----
Net income (loss), as reported     $   575,631    $       3,178     $  (5,731,788)    $   501,030

Net income (loss), as restated     $   239,431    $  (4,809,611)    $  (6,281,788)    $   246,800

Earnings per share, as reported    $       .07    $         .00     $       (4.03)    $       .15

Earnings per share, as restated    $       .03    $       (3.85)    $       (4.62)    $       .07


     The unaudited quarterly results for January 31, 1995, October 31, 1995, January 31, 1996 and April 30, 1996 were not affected by the first restatement. The unaudited quarterly results for the fiscal year ended April 30, 1995 were not affected by the second restatement.



3.   SUPPLEMENTAL CASH FLOW INFORMATION

                                               1996               1995
                                             -------            -------
           Cash paid for:
                 Interest                    $50,629            $16,885
                                             =======            =======
                 Income taxes                $12,191            $  --
                                             =======            -------

     Non-cash Investing & Financing Transactions

                                                                            1996            1995
                                                                        -----------     -----------
            Debt incurred for acquisition of property and equipment,
              Net of cash down payment of $7,559 in 1996 and
              $81,236 in 1995                                           $   232,366     $   440,715
                                                                        -----------     ===========
            Debt incurred for acquisition of remaining interest in
               Dicar Asbestos, net of cash down payment of $20,000      $      --       $   250,000
                                                                        ===========     ===========
            Issuance of common stock to acquire New York Testing
               Holdings, Inc. and subsidiaries, net of cash payment
               of $10,000                                               $    67,500     $      --
                                                                        ===========     ===========

4.   INVESTMENTS IN NON-MARKETABLE SECURITIES

     The Company has the following investments in non-marketable securities as of April 30, 1996 and 1995:

                                                      1996            1995
                                                   -----------     -----------
       Sovereign Fidelity, Ltd.                    $ 1,776,000     $ 1,776,000
       Pilot Transport, Inc.                         3,417,841       3,417,841
       ICIS Mangement Group Inc. (formerly
           Alter Sales Co., Inc.)                    1,328,000       1,228,000
       Business News Network, Inc.                     100,000         100,000
       Martin Labs Joint Venture                          --            79,330
                                                   -----------     -----------
                                                     6,621,841       6,601,171
       Less: valuation allowance                    (5,993,841)     (3,676,000)
                                                   -----------     -----------
         Total investments                             628,000       2,925,171
       Less: current investments                          --              --
                                                   -----------     -----------
         Net long-term investments                 $   628,000     $ 2,925,171
                                                   ===========     ===========

     Sovereign Fidelity, Ltd.

     On May 1, 1995, the Company exchanged its investment in Sovereign Fidelity, Ltd. ("Sovereign") for a promissory note in the amount of $1,772,000 and 3,800,000 restricted shares of Tuscan Industries, Inc. ("Tuscan") valued at $228,000 or $.06 per share. Tuscan, which is publicly traded on the electronic bulletin board, changed its name to Apache Group, Inc. ("Apache") in 1995 and reversed its common stock 1 for 50. As a result, the original 3,800,000 shares were reduced to 76,000 shares. Subsequent to April 30 1996, this entire agreement was reversed and, additionally, an agreement between the parties which would have exchanged the $1,772,000 note for 590,667 post reverse restricted common shares was voided. Based on the underlying facts and circumstances and the uncertainty of the ultimate recovery of the original investment, an additional reserve was established at the end of fiscal 1996. The original 19,500 shares of Sovereign are to be returned by Apache to the Company.

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

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 AND 1995

4.   INVESTMENTS IN NON-MARKETABLE SECURITIES (CONT'D)

                                                      1996              1995
                                                  -----------       -----------
      Original cost/adjusted basis in note,
        net of deferred gain                      $   433,442       $   433,442
      Exchange for loans receivable                 2,160,000         2,160,000
      Acquisition of additional shares                824,399           824,399
                                                  -----------       -----------
               Total cost basis                     3,417,841         3,417,841
      Less: valuation allowance                    (3,417,841)       (2,700,000)
                                                  -----------       -----------
               Carrying value                            $-0-       $   717,841
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

4.   INVESTMENTS IN NON-MARKETABLE SECURITIES:(CONT'D)

     Sunflower

     On April 10,  1992,  the  Company  acquired  a 49%  interest  in  Sunflower
     Enterprises, Inc., ("Sunflower") a New Jersey corporation. The agreement called for purchasing the minority interest for 30,000 shares of restricted stock plus $2,600,000 dollars in funding. As of April 30, 1993 the Company had funded approximately $400,000. The majority shareholder subsequently agreed to repurchase the 49% interest of Sunflower from the Company for a $385,000 note and return of the 30,000 shares of the Company's common stock. He defaulted on this note and, as a result, the balance has been written-off by the Company in fiscal 1995.
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

                                                      1996              1995
                                                  -----------          --------
        Original cost                             $      --            $ 42,500
        Write-off of investment                          --             (42,500)
                                                  -----------          --------
                  Carrying value                  $      --            $    -0-
                                                  ===========          ========

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

                                                      1996              1995
                                                 ------------         ---------
        Original cost                            $       --           $ 250,000
        Write-off of Advance                             --            (250,000)
                                                 ------------         ---------
                  Carrying value                 $       --           $     -0-
                                                 ============         =========

5.   INVESTMENT IN OPERATING AGREEMENT

     In June, 1993, LHE entered into a joint operating agreement with Spartan Dismantling Corp. ("Spartan") (as amended March, 1994) for the transfer and disposal of asbestos. In addition, the Company had advanced funds of approximately $2,190,000 to support the joint operations through April 30, 1995. In March, 1995, the President of Spartan, who was also a Director of CESI, resigned and assumed total control of the joint operations at Spartan. As a result, the Company has commenced an arbitration against this individual and Spartan for damages and recovery of net advances and accumulated profit ( see note 11). Recovery of these amounts, if any, will be recognized in the future.

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

7.   PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

                                                              Estimated useful
                                                              life-years                       1996                    1995
                                                              -----------------            ------------           ------------
          Machinery and equipment                                5-10                     $  2,176,486             $  580,659
          Office furniture and equipment                         3-7                           131,987                 80,875
          Transportation equipment*  **                          3-5                           933,427                903,532
          Leasehold improvements                                 5-31.5                        496,555                243,067
                                                                                           ------------           ------------
                                                                                             3,738,455              1,808,133

          Less: Accumulated depreciation
                     and amortization                                                         (594,978)              (429,483)
                                                                                           ------------           ------------
          Net property and equipment                                                       $ 3,143,477            $ 1,378,650
                                                                                           ============           ============

          *Partially pledged ( see note 8).

          **Includes approximately $191,000 of equipment under capitalized leases

          Depreciation expense for the years ended April 30, 1996 and 1995 was $435,462 and $193,859, respectively.

8.   LONG-TERM DEBT

     Long-Term debt consists of:                                                                1996                1995
                                                                                            ----------            ---------
     Various  equipment notes with monthly  payments from $402 to $6,440, including interest ranging from 7.9% to 12.25%, with terms expiring
     through   April, 2001. These notes are collateralized by
     transportation equipment with an original cost
     of approximately $571,000 (see note 7).                                               $   283,746            $ 410,333

     Note payable for the purchase of the remaining 49% of a subsidiary (See
     Note 6). An original amount of $250,000 with payments in the amount of
     $10,000 are due monthly commencing in March, 1995 until April, 1997. The
     Company was in dispute with the seller and had ceased making payments. The note has been in default and accordingly as of April 30, 1995, the entire amount had been classified as current. Subsequent to April 30, 1996, the
     Company reached a settlement for approximately $180,000, which requires a down payment of $15,000 plus expenses and the balance payable in $5,000
     monthly installments commencing July, 1996 until September, 1998.                         183,143              240,000

     Obligations under capitalized leases                                                      176,387                 --
                                                                                            ----------            ---------

             Total debt                                                                        643,276              650,333
             Less: Current portion                                                            (260,952)            (356,135)
                                                                                            ----------            ---------

                       Long-term portion:                                                   $  382,324            $ 294,198
                                                                                            ==========            =========

     The following is a schedule by year of the future minimum principal payments for the next five years;

                 As of April 30,
                 ---------------
                     1997                     $ 260,952
                     1998                       209,134
                     1999                       120,521
                     2000                        47,095
                     2001                         5,574
                                           ------------
                                              $ 643,276

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 and 1995

8.   LONG-TERM DEBT (CONT'D)

     Lease obligations/Capital leases

     The Company has leased equipment under capital leases with monthly payments ranging from $1,348 to $3,236, including interest from 10% to 21.50%, with terms expiring through the year 2000.

     Future minimum lease payments under non cancelable capital leases having terms in excess of one year are as follows:

                As of April 30,
                       1997                                      $   73,140
                       1998                                          73,140
                       1999                                          62,140
                       2000                                          16,164
                                                                 ----------
        Total futumum lease paymere minints                      $  224,584
        Less: Amount representing interest                          (48,197)
                                                                 ----------
        Present value of future
             minimum lease payments                              $  176,387
                                                                 ==========

9.   MAJOR CUSTOMERS

     During fiscal 1996, two customers accounted for approximately 34% of the Company's sales and one customer accounted for 26% of the contract receivable balance. In 1995, a single customer accounted for approximately 31% of the Company's sales and 63% of the contract receivable balance.

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

     The Company has commenced an action in connection with the Spartan joint venture. The action alleges breach of contract, fiduciary responsibility and other claims. The Company is seeking to recover its advances and accumulated profits which have been written-off as of April 30, 1995. This action has been submitted to arbitration (see note 5). The Company settled this action in October 1996 for $300,000. Terms included a downpayment of $25,000 and monthly payments of $5,000. This note is collateralized by a first mortgage position on real property located in Brooklyn, NY at the Spartan facility.

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

     The Company is party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

     The following is a schedule by year of future minimum lease obligations under noncancellable leases as of April 30,

                                                    Total
                                                 ---------
                                  1997            $129,991
                                  1998             103,364
                                                  --------
                      Total minimum obligation    $233,355
                                                  ========

     Total rental expense under cancelable and noncancellable operating leases was $108,167 and $59,702 for the years ended April 30,1996 and 1995, respectively.

     EMPLOYMENT AGREEMENTS

     In 1995, CESI entered into six (6) year employment agreements with the Chief Operating Officer and the Chief Financial Officer of the Company. The total annual commitment of the Company from these agreements range from $252,000 in 1995 to $372,000 in 2000, plus certain fringe benefits including health insurance, vehicle allowance as well as a Company provided cellular telephone and beeper. The annual obligation for these benefits under each agreement is approximately $20,000. Trade- Winds is obligated under an employment contract with its President for five (5) years expiring December, 1998 with annual base compensation of $156,000 plus an incentive bonus based on gross sales and net profits of Trade-Winds. The aggregate commitment for the Chief Operating Officer, Chief Financial Officer and President of Trade-Winds under each aggreement is approximatley $1,250,000, $850,000 and $900,000.

12.  CAPITAL STOCK

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

     During the year ended April 30, 1995, the Company sold and issued 688,139 shares of common stock (on a post reverse split basis) in various private placements for gross proceeds of approximately $8,394,000. Out of these proceeds, direct expenses of approximately $1,827,000 were paid, including $325,000 of fees paid to a director of the Company (See Note 10). The Company also issued 421,700 shares of common stock (on a post reverse split basis) in connection with various investment banking and consulting agreements. These shares were valued at $4,698,989 and included in Selling General and Administrative Expenses for the fiscal year ended April 30, 1995. In addition, the Company issued 50,000 shares of common stock (on a post reverse split basis) to a foreign company, purportedly in connection with the purchase of various environmental remediation materials, supplies and equipment. These shares were issued at the instruction of Mr. Mangan, the Chief Operating Officer, who was terminated in September 1996 and indicted in October 1996 on charges of using the Company to commit securities fraud, among other charges. Environmental remediation materials, supplies and equipment were ultimately not delivered nor the shares returned to the Company and, as such, the value of these shares, $1,000,000, is reflected as a Theft Loss and included in Other Income (Expense) for the fiscal year ended April 30,1995. (See Note 2)

     Subsequent to April 30, 1996, the Company sold and issued 2,711,111 discounted, restricted shares of common stock under certain private placements. One of the agents for these placements was a director of the Company. As of April 30, 1996, $150,000 was held by the Company as advances for these transactions and is included in Current Liabilities on the balance sheet under the caption "Deposits". In addition, 150,000 shares of common stock were issued for promotional services.

14.  STOCK OPTIONS

     Pursuant to a majority vote of the voting shareholders of the Company, a stock option plan was adopted effective January 21, 1995 for 1,000,000 shares. The plan provides for additional compensation for officers and key employees in the form of non-qualified or incentive stock options. Under this plan, 1,000,000 shares have been reserved for future issuance upon exercise of the options, 700,000 of which have been registrated pursuant to an S-8 filing. As of April 30, 1995, no shares were issued under this plan. Non-qualified options to purchase 700,000 of these shares have been granted effective May 26, 1995 at an exercise price of $1.50 per share, the fair market value on the date of the grant. Up to 50% of the options may be exercised after six months from the date of grant and the balance may be exercised after one year from the grant date.

     Effective March 10, 1995, the Chief Operating Officer of the Company was granted a non-qualified option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.01 per share. This option may only be exercised during the five (5) year period commencing upon the occurrence of I) the termination of the officer, ii) the death of the officer, or iii) a change in control, as defined, which shall be deemed to include a material change of the officers of the Company. No amounts have been charged to compensation expense in the accompanying statements of loss for the years ended April 30, 1996 and 1995 related to this option.

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                (Formerly Integrated Resource Technologies, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE YEARS ENDED APRIL 30, 1996 AND 1995

15.  INCOME TAXES (Restated - See Note 2)

     Components of income taxes are as follows:                      Year Ended April 30,
                                                                 ---------------------------
                                                                     1996           1995
                                                                 -----------     -----------
     Current:
       Federal                                                   $      --       $      --
       State                                                            --              --
       Benefit of net operating loss carryforward                       --              --
                                                                 -----------     -----------
     Total current                                                      --              --
                                                                 -----------     -----------
     Deferred:
       Federal                                                    (2,309,456)     (3,896,631)
       State                                                        (609,445)       (916,854)
       Less: Valuation allowance                                   2,117,434       2,894,690
                                                                 -----------     -----------
       Total deferred                                               (801,467)     (1,918,795)
                                                                 -----------     -----------

     Total income taxes benefit                                  $  (801,467)    $(1,918,795)
                                                                 ===========     ===========

     Deferred tax assets consist of the following components;            at April 30,
                                                                         ------------
                                                                     1996            1995
                                                                 -----------     -----------

     Net operating loss carryforward                             $ 5,413,756     $ 3,688,108
     Unrealized losses on non-marketable services                  2,517,413       1,406,060
     Allowance for doubtful contracts                                 81,900            --
                                                                 -----------     -----------
                                                                   8,013,069       5,094,168
     Less: Valuation allowance                                    (5,429,069)     (3,311,635)
                                                                 -----------     -----------
                                                                 $ 2,584,000     $ 1,782,533
                                                                 ===========     ===========


     At April 30, 1996, the Company has realized net operating losses available for carryforward against future years' taxable income of approximately $12,900,000 for tax purposes, which would expire throughout 2011. The deferred tax assets were reduced in part by a valuation allowance that represents a portion of the deferred tax assets that, in the opinion of management, is more likely than not, will not be realized.

     There conciliation of income tax from net loss computed at the federal statutory tax rate to the Company's effective tax rate is as follows :

                                                                       Year Ended April 30,
                                                        ---------------------------------------------------
                                                             1996                           1995
                                                        ---------------------     -------------------------
                                                            Amount        %           Amount           %
                                                        ----------------------     ------------------------
 Federal income tax benefit at statutory rate           $(1,643,988)    -34.00%    $(4,308,090)    -34.00%

Effect of valuation allowance of deferred tax assets      1,018,532       21.06%     2,894,690       22.85%

 Other, net                                                (176,011)     -3.63%       (505,395)     -3.99%
                                                        -----------     -------    -----------     -------

 Effective income tax rate                              $  (801,467)    -16.57%    $(1,918,795)    -15.14%
                                                        ===========     =======    ===========     =======

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

As more fully discussed in Note 2 to the consolidated financial statements, (a) the consolidated financial statements for the years ended April 30, 1996 and 1995 have been restated to reflect changes in the accounting treatment related to expensing of certain previously capitalized costs which were recorded as a reduction to Additional Paid-In Capital, and (b) the Consolidated Statement of Loss for the year ended April 30, 1995 has been restated to reflect the deconsolidation of the results of operations of the joint venture agreement with Spartan Dismantling Corp.



                                        Capraro, Centofranchi, Kramer & Co, P.C.


South Huntington, New York
August 8, 1996,
except for Note 2, as to which the dates are
(a)December 5, 1996 and (b)July 14, 1997