Form 10QSB/A
period 1996-10-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1997-07-17
CIK 814915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-QSB/A-1


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

                  YES __X__           NO _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, Par Value $.0001                             9,103,477
--------------------------------------------------------------------------------
(Title of Each Class)                         (Outstanding at December 20, 1996)

Transitional Small Business Disclosure Format (check one) : Yes ___  No  _X_

Part I - Financial Information

Item 1. Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                                     ASSETS

                                                             October 31,      April 30,
                                                                 1996           1996
                                                             -----------     -----------
CURRENT ASSETS

  Cash                                                       $   516,085     $   282,933
  Contracts receivable, net of allowance for
    doubtful contracts of $195,000 at
    October 31, 1996 and April 30, 1996                        2,777,597       2,043,740
  Current portion of note receivable                              20,940            --
  Inventories and prepaid supplies                               370,065         265,065
  Prepaid expenses                                               185,617            --
  Deferred income taxes                                          680,000         680,000
  Other current assets                                           190,046         148,557
                                                             -----------     -----------

      Total Current Assets                                     4,740,350       3,420,295
                                                             -----------     -----------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation and amortization                    3,262,552       3,143,477
                                                             -----------     -----------

OTHER ASSETS

  Note Receivable                                                254,060            --
  Investment in non-marketable securities, net of
    valuation allowance of $3,936,000 and $5,993,841
    at October 31, 1996 and April 30, 1996, respectively         100,000         628,000
  Goodwill, net of accumulated amortization                       28,594          30,590
  Deferred acquisition costs, net of
    accumulated amortization                                      97,010         100,580
  Deferred income taxes                                        1,904,000       1,904,000
  Other assets                                                    95,630          62,447
                                                             -----------     -----------

      Total Other Assets                                       2,479,294       2,725,617
                                                             -----------     -----------

TOTAL ASSETS                                                 $10,482,196     $ 9,289,389
                                                             ===========     ===========

                                   (Continued)
                                        1

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             October 31,      April 30,
                                                                1996            1996
                                                             -----------     -----------
CURRENT LIABILITIES

   Current portion of long-term debt                         $   312,898     $   260,952
   Accounts payable and accrued expenses                       1,233,372       1,335,287
   Note payable                                                  100,000            --
   Deposit                                                          --           150,000
   Income taxes payable                                           34,603          59,080
   Other current liabilities                                     235,602         228,591
                                                             -----------     -----------

         Total Current Liabilities                             1,916,475       2,033,910

OTHER LIABILITIES

   Long-term debt, net of current portion                        469,347         382,324
                                                             -----------     -----------

         Total Liabilities                                     2,385,822       2,416,234
                                                             -----------     -----------

STOCKHOLDERS' EQUITY

   Preferred stock, $.01 par value,
    10,000,000 shares authorized,
     No shares issued or outstanding                                --              --
   Common stock, $.0001 par value,
     50,000,000 shares authorized,
     9,103,477 issued less 20,000
      treasury shares                                                910             617
   Additional paid-in capital                                 26,052,509      24,727,377
   Treasury stock                                                (10,000)        (58,000)
   Stock subscription receivable                                                 (46,988)
   Deficit                                                   (17,947,045)    (17,749,851)
                                                             -----------     -----------

         Total Stockholders' Equity                            8,096,374       6,873,155
                                                             -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $10,482,196     $ 9,289,389
                                                             ===========     ===========

           See Accompanying Notes to Consolidated Financial Statements
                                        2

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED

                                                           SIX MONTHS ENDED
                                                      ----------------------------
                                                      October 31,      October 31,
                                                          1996            1995
                                                      -----------      -----------
Revenues                                              $ 8,254,724      $ 6,371,661

Cost of revenues                                        5,566,768        3,893,219
                                                      -----------      -----------

      Gross profit                                      2,687,956        2,478,442

Selling, general and administrative expenses            2,132,931        2,474,940
Management restructuring costs                          1,193,000             --
                                                      -----------      -----------

      Income (loss) before other income (expense)        (637,975)           3,502
                                                      -----------      -----------

Other income (expense):

  Settlement of legal claims, net                         246,654          (17,500)
  Income from joint venture                                  --             22,512
  Gain on sale of marketable security                        --             63,999
  Gain on sale of assets, net                             221,710             --
  Realized gain on sale of building                                        188,624
  Interest expense                                        (29,131)            --
  Interest and dividend income                              1,548           39,732
                                                      -----------      -----------

      Total other income (expense)                        440,781          297,367
                                                      -----------      -----------


      Income(loss) before income taxes                   (197,194)         300,869

Income taxes                                                 --               --
                                                      -----------      -----------

      Net income(loss)                                $  (197,194)     $   300,869
                                                      ===========      ===========

Earnings(loss) per common share                       $      (.02)     $       .07
                                                      ===========      ===========

Weighted average number of
  common shares outstanding                             8,331,449        4,419,095
                                                      ===========      ===========

           See Accompanying Notes to Consolidated Financial Statements
                                        3

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED

                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                   October 31,      October 31,
                                                       1996            1995
                                                   -----------      -----------
Revenues                                           $ 3,181,322      $ 2,601,913

Cost of revenues                                     2,131,412        1,675,792
                                                   -----------      -----------

      Gross profit                                   1,049,910          926,121

Selling, general and administrative expenses           965,422          998,295
Management restructuring costs                       1,193,000             --
                                                   -----------      -----------

Income (loss) before other income(expense)          (1,108,512)         (72,174)
                                                   -----------      -----------

Other income (expense):

  Settlement of legal claims, net                      246,654             --
  Income from joint venture                               --             22,512
  Gain on sale of marketable security                     --             63,999
  Gain on sale of assets, net                          221,710             --
  Interest Expense                                     (13,236)            --
  Interest and dividend income                             709           39,732
                                                   -----------      -----------

      Total other income (expense)                     455,837          126,243
                                                   -----------      -----------


      Income(loss) before income taxes                (652,675)          54,069

Income taxes                                              --               --
                                                   -----------      -----------

      Net income(loss)                             $  (652,675)     $    54,069
                                                   ===========      ===========

Earnings(loss) per common share                    $      (.07)     $       .01
                                                   ===========      ===========

Weighted average number of
  common shares outstanding                          9,065,977        5,427,366
                                                   ===========      ===========

           See Accompanying Notes to Consolidated Financial Statements
                                        4

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1996

                                    UNAUDITED

                                          Common Stock
                                       -------------------    Additional                  Stock
                                       Number of      Par      Paid-in      Treasury   Subscription   Accumulated
                                        Shares       Value     Capital       Stock      Receivable       Deficit         Total
                                       ---------     -----   -----------    --------     --------     ------------     -----------
Balance - April  30, 1996              6,097,366     $617    $24,727,377    $(58,000)    $(46,988)    $(17,749,851)    $ 6,873,155

  Private placements of
    common stock                       2,600,000      260      1,084,165                                                 1,084,425

    Issuance of common
      stock for services                 261,111       26        205,974                                                   206,000

    Issuance of treasury stock
      to settle legal obligations         70,000                              58,000                                        58,000

 Return of common stock as
   part of legal settlement              (20,000)                            (10,000)                                      (10,000)

  Collection of stock subscription
    receivable                                                                             46,988                           46,988

  Issuance of common stock for
    partial payment of management
    restructuring charges                 75,000        7         34,993                                                    35,000

  Net (Loss)                                                                                              (197,194)       (197,194)
                                       ---------     ----    -----------    --------     --------     ------------     -----------
Balance - October  31, 1996            9,083,477     $910    $26,052,509    $(10,000)    $   --       $(17,947,045)    $ 8,096,374
                                       =========     ====    ===========    ========     ========     ============     ===========

           See Accompanying Notes to Consolidated Financial Statements
                                        5

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED

                                                                 UNAUDITED
                                                       ---------------------------
                                                        October 31,     October 31
                                                           1996            1995
                                                       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income(Loss)                                     $  (197,194)    $   300,869
  Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                          321,329         121,033
    Gain on sale of building                                  --          (188,624)
    Issuance of common stock for services                  206,000         442,250
    Transfer of investment as partial consideration
      for termination agreement                            528,000            --
    Income from joint venture                                 --           (22,512)
    Management restructuring costs                         211,000            --
    Gain on sale of assets, net                           (221,710)           --
    Settlement of legal claims, net                       (255,000)           --
  Changes in operating assets and liabilities:
    Accounts receivable                                   (733,857)       (540,593)
    Inventories and prepaid supplies                      (105,000)       (274,667)
    Prepaid expenses                                      (185,617)           --
    Note receivable                                           --            50,000
    Other current assets                                   (41,489)       (214,535)
    Other assets                                           (33,183)        (48,405)
    Accounts payable and accrued expenses                 (101,915)        696,533
    Current Income taxes                                   (24,477)          5,636
    Other current liabilities                                7,011          33,105
    Reserve for contingencies                                 --          (367,309)
    Deferred income taxes                                     --            42,000
                                                       -----------     -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES                  (626,102)         34,781
                                                       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for investment in subsidiary                        --           (10,000)
  Deposits advanced                                           --           397,943
  Proceeds from the sale of assets                         221,710            --
  Acquisition of fixed assets                             (434,838)     (1,528,552)
  Deferred acquisition costs, net                             --          (103,938)
                                                       -----------     -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES                  (213,128)     (1,244,547)
                                                       -----------     -----------

                                   (Continued)
                                        6

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                            FOR THE SIX MONTHS ENDED

                                                                 UNAUDITED
                                                       ---------------------------

                                                       October 31,      October 31,
                                                          1996             1995
                                                       -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                               100,000            --
  Proceeds from long-term debt                             223,000            --
  Principal payments of long-term debt                    (232,031)        (99,407)
  Payment of note payable                                     --           (75,000)
  Proceeds from issuance of common stock, net
    Of advance deposits                                    934,425       3,137,784
  Stock subscription receivable                             46,988        (534,920)
                                                       -----------     -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                 1,072,382       2,428,457
                                                       -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                    233,152       1,218,691
CASH AND EQUIVALENTS-BEGINNING                             282,933         648,023
                                                       -----------     -----------
CASH AND EQUIVALENTS-ENDING                            $   516,085     $ 1,866,714
                                                       ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of restricted common shares for
  the investment in New York Testing
  Laboratories, Inc., and Subsidiaries                 $      --       $    67,500
                                                       ===========     ===========
Step-up in basis of property and equipment
  resulting from the allocated purchase price in
  excess of net assets acquired from New York
  Testing Laboratories, Inc. and Subsidiaries          $      --       $   328,681
                                                       ===========     ===========
Issuance of common shares  in exchanged for services   $   206,000     $   442,250
                                                       ===========     ===========
Transfer of non-marketable security as partial
  consideration for termination agreement              $   528,000     $      --
                                                       ===========     ===========
Note receivable and return of common stock accepted
  as partial consideration in settlement of a
  legal claim                                          $   285,000     $      --
                                                       ===========     ===========
Issuance of long-term debt in connection with
  the partial settlement of a legal claim and
  separate consulting agreement                        $   155,000     $      --
                                                       ===========     ===========
SUPPLEMENTAL INFORMATION
  Interest Paid                                        $    29,131     $    24,256
                                                       ===========     ===========
  Taxes Paid                                           $       346     $       224
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

(2) As part of the management restructuring during September 1996, the Company entered into separate termination agreements with the former Chief Executive Officer("CEO"), Chief Operating Officer("COO") and Special Securities Counsel("SSC") to the Company. These agreements call for pay-outs of existing compensation arrangements plus additional benefits in the form of transferring an investment in non-marketable securities of $528,000, issuing stock options and other miscellaneous benefits. Included in Management Restructuring Costs on the Consolidated Statements of Income are the termination costs related to the former CEO and SSC for $216,000 and $35,000, respectively. At October 31, 1997, approximately $176,000 of the amounts due the former CEO, represented by a promissory note, are included in Long-term Debt. Also included in Management Restructuring Costs are amounts actually paid and the value of the non-marketable securities transferred at closing of the termination agreement with the former COO totaling $792,000 As a result of the indictment of the former COO and SCC in October 1996 on charges of stock fraud and manipulation, the Company has withheld subsequent payments and has not accrued for the unpaid balance of the termination agreement with the former COO totaling approximately $636,000. Even if the indictments and the allegations contained therein are proven not to be true, there was still a lack of fiduciary responsibility to the Company by both the former COO and SSC. In light of the facts and circumstances, the Company has already made formal demands to the COO and SSC for the return of all consideration paid and assets transferred pursuant to the termination agreements through the date of the indictment and is vigorously pursuing this matter. The Company has also formally cancelled all option certificates previously issued in connection with the termination agreements. In addition, Management Restructuring Costs include approximately $150,000 of legal and professional fees incurred in connection with these agreements and the subsequent matters resulting from the indictment.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Core operations for the six months showed revenues and a net loss of $8,255,000 and $197,000, respectively, versus $6,372,000 and net income of $301,000, respectively, for the same period last year. This represents an increase of 30% in revenues from the prior year resulting from the expansion of environmental service operations. For the quarter ended October 31, 1996, revenues increased approximately $579,000, or 22%, from the same period last year. The current net loss is the direct result of Management Restructuring Costs discussed in Note 2 and below.

Cost of revenues increased $1,674,000 or 43% from the first six months last year but, as a percentage of revenues, increased from 61% to 67% when compared to the first six months of last year to this year. For the three months ended October 31, 1996, cost of revenues, as a percentage of revenues, was 67% compared to 64% for the same period last year. The increase in is due primarily to direct field labor for environmental services and testing operations which are more labor intensive.

Gross profit increased $210,000 or 8% from the first six months of fiscal 1996 to 1997. As a percentage of revenues, the gross profit decreased to 33% compared to 39% for the first six months of fiscal 1996. The gross profit also decreased from 36% to 33% when comparing the three months ended October 31, 1995 to 1996. This decrease results from a change in the mix of work compared to last year which is more labor intensive as well as certain larger contracts that normally carry a slightly lower gross profit margin.

Selling, general and administrative expenses decreased approximately 342,000 from the first six months of last year compared to the first six months of this year. As a percentage of revenues, these expenses were approximately 39% and 26% for the six months ended October 31, 1995 and 1996, respectively. These expenses also decreased $33,000 when comparing the quarter ended October 31, 1996 to 1995. This is the direct result of management's continued efforts to streamline overhead and build a more efficient operation.

Management restructuring costs include non-recurring charges for termination expenses for the COO, CEO and SCC for $792,000, $ 216,000 and 35,000, respectively as well as legal fees for approximately $150,000. At October 31, 1996, only $176,000 remains as an obligation to the CEO. As such, these settlements will not have a significant impact on future cash flows, financial condition or results of operations.

The gain on sale of assets results primarily from the sale of a professional engineering licence in the name of New York Testing Laboratories, Inc. for $225,000 during the current quarter for cash.

During the quarter ended October 31, 1996, the Company settled its arbitration action with Spartan Dismantling Corp. for $300,000 and is included as income in settlement of legal claims.


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

During the six months ended October 31, 1996, the Company raised net proceeds from the issuance of common stock of approximately $934,000. Said funds were used to purchase various operational fixed assets, provide working capital to finance accounts receivable and pay monies required at the closing of the termination agreements in September 1996.

The Company believes that the current levels of working capital and liquidity will not be sufficient to support the continued increase in its revenue base and scope of operations. In this regard, management will be seeking new sources of permanent capital through domestic private placements of equity and convertible debt as well as establishing a working capital credit facility with a local bank to finance accounts receivable to enhance cash flow and business growth.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Pending Litigation

In November, 1994, the Company commenced a civil action in New York State Supreme Court to recover monies advanced to Mohave Shores Development, Inc. ("Mohave") in anticipation of developing land on an Indian reservation in Arizona. The Company seeks the return of its $250,000 deposit plus legal fees and punitive damages. Management intends to continue aggressively pursuing this matter.

In a civil action which was commenced in August 1995 in United States District Court, the Company, various current and prior officers and directors have been named in a lawsuit with various shareholders from Seattle, Washington who had purchased shares through the same broker. The lawsuit contains various allegations asserting misrepresentations to the broker and non-disclosure in public filings of various Reg-S and S-8 stock issuances made by the Company from August through October 1994. The officers and directors named in the civil action were Messrs. Mangan (Chief Operating Officer), Varsi (President), Lehrer (Chairman & CEO), Mazzella (Director) and O'Reilly (Director). Management denies any wrongdoing, asserts that the complaint is without merit and intends to vigorously defend these claims. The Company settled this lawsuit in May 1997 for approximately $120,000, net of insurance proceeds, with monthly payments of $6,250.

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

Dated:   July 14, 1997


                                   COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.


                                   By:  /s/  MICHAEL O'REILLY
                                        --------------------------------
                                         MICHAEL O'REILLY, Chairman and
                                            Chief Executive Officer


                                   By:  /s/  DAVID R. BEHANNA
                                        --------------------------------
                                           DAVID R. BEHANNA, CPA
                                          Chief Financial Officer