Form 10QSB/A
period 1997-01-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1997-07-17
CIK 814915

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

                  YES _X_                       NO ___

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


                                    UNAUDITED

                                     ASSETS

                                                            January 31,    April 30,
                                                                1997          1996
                                                            -----------   -----------

CURRENT ASSETS

   Cash                                                     $   742,552   $   282,933
   Contracts receivable, net of allowance for
       doubtful contracts of $195,000 at
        January 31, 1997 and April 30, 1996                   2,608,736     2,043,740
   Current portion of note receivable                            15,000          --
   Inventories and prepaid supplies                             470,065       265,065
   Prepaid expenses                                             165,026          --
   Deferred income taxes                                        340,000       680,000
   Other current assets                                         209,952       148,557
                                                            -----------   -----------


         Total Current Assets                                 4,551,331     3,420,295
                                                            -----------   -----------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization                  3,586,941     3,143,477
                                                            -----------   -----------


OTHER ASSETS

   Note Receivable                                              250,000          --
   Investment in non-marketable securities, net of
     valuation allowance of $3,936,000 and $5,993,841
     at January 31, 1997 and April 30, 1996, respectively       100,000       628,000
   Goodwill, net of accumulated amortization                     27,596        30,590
   Deferred acquisition costs, net of
      accumulated amortization                                   95,225       100,580
   Deferred income taxes                                      2,244,000     1,904,000
   Other assets                                                  61,362        62,447
                                                            -----------   -----------


         Total Other Assets                                   2,778,183     2,725,617
                                                            -----------   -----------


   TOTAL ASSETS                                             $10,916,455   $ 9,289,389
                                                            ===========   ===========


                                   (Continued)

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                    UNAUDITED


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                              January 31,       April 30,
                                                 1997             1996
                                             ------------    ------------


CURRENT LIABILITIES

   Current portion of long-term debt         $    373,052    $    260,952
   Accounts payable and accrued expenses        1,411,771       1,335,287
   Note payable                                   100,000            --
   Deposit                                           --           150,000
   Income taxes payable                            34,603          59,080
   Other current liabilities                      275,760         228,591
                                             ------------    ------------

         Total Current Liabilities              2,195,186       2,033,910

OTHER LIABILITIES

   Long-term debt, net of current portion         558,981         382,324
                                             ------------    ------------

         Total Liabilities                      2,754,167       2,416,234
                                             ------------    ------------

STOCKHOLDERS' EQUITY

   Preferred stock, $.01 par value,
    10,000,000 shares authorized,
     No shares issued or outstanding                 --              --
   Common stock, $.0001 par value,
     50,000,000 shares authorized,
     9,151,488 issued less 20,000
      treasury shares                                 915             617
   Additional paid-in capital                  26,087,449      24,727,377
   Treasury stock                                 (10,000)        (58,000)
   Stock subscription receivable                     --           (46,988)
   Deficit                                    (17,916,076)    (17,749,851)
                                             ------------    ------------

         Total Stockholders' Equity             8,162,288       6,873,155
                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 10,916,455    $  9,289,389
                                             ============    ============


           See Accompanying Notes to Consolidated Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                    UNAUDITED


                                                         NINE MONTHS ENDED
                                                  ------------------------------

                                                   January 31,      January 31,
                                                       1997             1996
                                                  ------------    -------------


   Revenues                                       $ 12,391,205    $  7,993,072

   Cost of revenues                                  8,479,515       4,912,644
                                                  ------------    -------------

         Gross profit                                3,911,690       3,080,428

   Selling, general and administrative expenses      3,154,558       3,226,675
   Management Restructuring Costs                    1,343,000            --
                                                  ------------    -------------


   (Loss) from operations before
     other income (expense)                           (585,868)       (146,247)
                                                  ------------    -------------

   Other income (expense):

     Settlement of legal claims, net                   246,654         (17,500)
     Income from joint venture                            --            22,512
     Gain on sale of marketable security                  --            63,999
     Gain on sale of assets, net                       221,710            --
     Realized gain on sale of building                    --           188,624
     Interest expense                                  (50,699)           --
     Interest and dividend income                        1,978          76,608
                                                  ------------    -------------

         Total other income (expense)                  419,643         334,243
                                                  ------------    -------------

         Income(loss)  before income taxes            (166,225)        187,996

   Provision for income taxes                             --            39,600
                                                  ------------    -------------

         Net income(loss)                         $   (166,225)   $    148,396
                                                  ============    =============

   Earnings(loss) per common share                $       (.02)   $        .02
                                                  ============    =============

   Weighted average number of
     common shares outstanding                       9,125,444       7,537,387
                                                  ============    =============


          See Accompanying Notes to Consolidated Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                    UNAUDITED


                                                         THREE MONTHS ENDED


                                                     January 31,    January 31,
                                                        1997           1996
                                                    ------------    -----------

Revenues                                            $ 4,136,481     $ 1,621,411

Cost of revenues                                      2,912,747       1,019,425
                                                    -----------     -----------

      Gross profit                                    1,223,734         601,986

Selling, general and administrative expenses          1,021,627       1,145,485
Management restructuring costs                          150,000            --
                                                    -----------     -----------

Income(loss) from operations before
   other income(expense)                                 52,107        (543,499)
                                                    -----------     -----------

Other income (expense):

  Interest Expense                                      (21,568)           --
  Interest and dividend income                              430          36,876
                                                    -----------     -----------

      Total other income (expense)                      (21,138)         36,876
                                                    -----------     -----------

      Income (loss) before income taxes                  30,969        (506,623)

Provision (credit) for income taxes                        --          (112,200)
                                                    -----------     -----------

      Net income (loss)                             $    30,969     $  (394,423)
                                                    ===========     ===========

Earnings per common share                           $       .00     $      (.05)
                                                    ===========     ===========

Weighted average number of
  common shares outstanding                           9,727,371       8,723,971
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




                                               Common Stock      Additional                  Stock
                                           Number of     Par       Paid-in     Treasury    Subscription   Accumulated
                                             Shares     Value      Capital      Stock       Receivable      Deficit          Total
                                          ----------   ------  -------------   --------     ----------   -------------   -----------

Balance - April 30, 1996                   6,097,366    $617    $24,727,377    $(58,000)    $(46,988)    $(17,749,851)   $6,873,155

 Private placements of
    common stock                           2,600,000     260      1,084,165                                               1,084,425

  Issuance of common
     stock for services                      309,122      31        240,914                                                 240,945

       Issuance of treasury stock
    to settle legal obligations               70,000                             58,000                                      58,000

Return of common stock as
   part of legal settlement                  (20,000)                           (10,000)                                    (10,000)

 Collection of stock subscription
    receivable                                                                                46,988                         46,988

 Issuance of common stock for
    partial payment of management
    restructuring costs                       75,000      7          34,993                                                  35,000

 Net (Loss)                                                                                                  (166,225)     (166,225)
                                          ----------    ----    -----------    --------     ----------   ------------    ----------
Balance - January  31, 1997                9,131,488    $915    $26,087,449    $(10,000)    $   --       $(17,916,076)   $8,162,288
                                          ==========    ====    ===========    =========    ==========   ============    ==========







           See Accompanying Notes to Consolidated Financial Statements

           COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED


                                                              UNAUDITED

                                                       January 31,   January 31,
                                                          1997           1996
                                                       ---------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income(loss)                                    $(166,225)   $   148,396
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Deferred income taxes                                  --           39,600
     Depreciation and amortization                       429,125        230,838
     Gain on sale of building                               --         (188,624)
     Issuance of common stock for services               240,945        108,500
     Transfer of investment as partial consideration
        for termination agreement                        528,000           --
     Income from joint venture                              --          (22,512)
     Management restructuring costs                      251,000           --
     Gain on sale of assets, net                        (221,710)          --
     Settlement of legal claims, net                    (255,000)          --
   Changes in operating assets and liabilities:
     Accounts receivable                                (564,996)      (751,117)
     Inventories and prepaid supplies                   (205,000)      (250,000)
     Prepaid expenses                                   (165,026)          --
     Other current assets                                (61,395)       (51,845)
     Other assets                                          1,085        (44,928)
     Accounts payable and accrued expenses                76,484        174,108
     Current Income taxes                                (24,477)          --
     Other current liabilities                            47,169         16,078
                                                       ---------    -----------


NET CASH FLOWS FROM OPERATING ACTIVITIES                 (90,021)      (591,497)
                                                       ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for investment in subsidiary                     --          (10,000)
   Reserve for contingencies                                --         (367,309)
   Investment in joint venture                            57,815
   Deposits advanced                                        --          397,943
   Note receivable, net of current receipts             (265,000)        50,000
   Proceeds from the sale of assets                      221,710           --
   Acquisition of fixed assets                          (777,240)    (2,237,169)
   Deferred acquisition costs, net                          --         (102,025)
   Investment in non-marketable security                    --          (88,000)
                                                       ---------    -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES                (820,530)    (2,298,745)
                                                       ---------    -----------









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
                                                            ===========    ===========

Step-up in basis of property and equipment
resulting from the allocated purchase
price in excess of net assets acquired from New York
Testing Laboratories, Inc. and Subsidiaries                 $      --      $   328,681
                                                            ===========    ===========

Issuance of 261,111 and 297,333 common shares,
   respectively, in exchange for services rendered          $   240,945    $   108,500
                                                            ===========    ===========

Transfer of non-marketable security as partial
    consideration for termination agreement                 $   528,000    $      --
                                                            ===========    ===========

Note receivable and return of common stock accepted
   as partial consideration in settlement of a
   legal claim                                              $   285,000    $      --
                                                            ===========    ===========

Issuance of long-term debt in connection with the partial
   settlement of a legal claim and separate consulting
   agreement                                                $    30,000    $      --
                                                            ===========    ===========

SUPPLEMENTAL INFORMATION

 Interest Paid                                              $    50,699    $    31,878
                                                            ===========    ===========

 Taxes Paid                                                 $       346    $       224
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


(2)      Subsequent Event

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Results from operations for the nine months showed revenues and net loss of $12,391,000 and $166,000 versus revenues of $7,993,000 and net income of $148,000 for the same period last year. The results for the three months ended January 31, 1997 showed revenues of $4,136,000 and net income of $31,000 versus revenues of $1,621,000 and a net loss of $394,000 for the comparable period in fiscal 1996. Revenues for the nine and three months ended January 31, 1996 increased by $4,398,000, or 55%, and $2,515,000, or 155%, respectively, when compared to the same periods in fiscal 1996. The growth in revenues is a direct result of the Company's continued expansion of environmental services as well as the customer base to which it provides such services. The nine month loss results from non-recurring charges for management restructuring costs of $1,343,000.

The cost of revenues increased $3,567,000, or 73%, from the first nine months last year but, as a percentage of revenues, increased from 61% to 68% when comparing the first nine months of last year to this year. The three month period ended January 31,1997 showed costs of revenues increasing by $1,894,000, or 186%, from the same period last year. As a percentage of revenues, cost of revenues increased from 63% to 70% for the quarter ended last year compared to this year.

Gross profit increased $831,000, or 27%, from the first nine months of fiscal 1996 to 1997. As a percentage of revenues, the gross profit decreased to 32% compared to 39% for the first nine months of fiscal 1996. For the three months ended January 31, 1997 gross profit increased $622,000, or 103%, from the same period last year. Gross profit decreased, as a percentage of revenues, decreased from 37% to 30% when comparing the quarter ended last year to this year. The decrease in gross profit percentage results from a change in the mix of work compared to last year as well as certain larger contracts that normally carry a slightly lower gross profit margin.

Selling, general and administrative expenses decreased slightly by $72,000 from the first nine months of last year compared to the first nine months of this year. As a percentage of revenues, these expenses were approximately 40% and 25% for the nine months ended January 31, 1996 and 1997, respectively. For the quarter ended January 31, 1997, selling, general and administrative expenses decreased $123,000 compared to the same period last year. These expenses were approximately 37% and 24% of revenues for the three months ended January 31, 1996 and 1997, respectively. This decrease is the direct result of management's continuing efforts to streamline overhead and build a more efficient and profitable operation.


Management restructuring costs for the nine months ended January 31, 1997 includes non-recurring charges for the termination agreements of the former Chief Operating Officer ("COO), Chief Executive Officer ("CEO") and Special Securities Counsel to the Company ("SCC") for $792,000, $216,000 and $35,000, respectively. In addition, non-recurring legal and professional fees of approximately $300,000 have resulted from matters related to NASDAQ, the SEC and federal government issues subsequent to the indictment of the former COO and SSC. Management believes these costs should become significantly less in the future.



LIQUIDITY AND CAPITAL RESOURCES

Working capital at January 31, 1997 including cash, was $2,356,000 an increase of $970,000 or 70% from April 30, 1996. Cash and accounts receivable increased by $460,000 and $565,000, respectively from April 30, 1996. As of January 31, 1997, the current ratio was 2:07:1. This represents a substantial improvement in liquidity from April 30, 1996 where such ratio was 1:68:1. However, management is actively seeking a working capital credit facility to finance accounts receivable that will enhance cash flow and business growth.

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

Dated:   July 14, 1997


                    COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC.


                   By:/s/ MICHAEL O'REILLY
                         -------------------------------------
                          MICHAEL O'REILLY, Chairman and
                             Chief Executive Officer


                   By:/s/ DAVID R. BEHANNA
                         -------------------------------------
                          DAVID R. BEHANNA, CPA
                             Chief Financial Officer