Form 10QSB/A
period 1996-07-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1997-10-03
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-2

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended July 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Transition period from __________ to __________.

                        Commission File Number: 0 -17072

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                            11-2844247
(State of other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

                100 Sweeneydale Avenue, Bay Shore, New York 11706
                    (Address of principle executive offices)

                                 (516) 694-7060
                           (Issuer's telephone number)

                    Comprehensive Environmental Systems Inc.
                    72B Cabot Street West Babylon, NY 11704
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes __X__                     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, Par Value $.0001                             10,062,349
(Title of Each Class)                           (Outstanding at August 31, 1997)

Transitional Small Business Disclosure Format (check one): Yes _____   No __X__

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

THE FOLLOWING AMENDS IN ITS ENTIRETY FORM 10-QSB FOR THE QUARTER ENDED JULY 31, 1996 AS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 10, 1996 AND DECEMBER 17, 1996.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                     CONSOLIDATED BALANCE SHEETS (RESTATED)
                                   (Unaudited)


                                                                                                    July 31,             April 30,
                                                                                                     1996                  1996
                                                                                                 ------------          ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                                     $    633,411          $    282,933
   Accounts receivable, net of allowance for
      doubtful accounts of $106,000 at
      July 31, 1996 and $75,000 at April 30, 1996                                                   3,168,000             2,043,740
   Inventories and prepaid supplies                                                                   370,065               265,065
   Other current assets                                                                               237,817               148,557
                                                                                                 ------------          ------------
         Total Current Assets                                                                       4,409,293             2,740,295
                                                                                                 ------------          ------------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization                                                        3,182,154             3,143,477
                                                                                                 ------------          ------------

OTHER ASSETS
   Investment in non-marketable securities, net of
      valuation allowance of $5,993,841 at
      July 31, 1996 and April 30, 1996                                                                528,000               628,000
   Goodwill, net of accumulated amortization                                                          128,387               131,170
   Other assets                                                                                        40,656                62,447
                                                                                                 ------------          ------------

   TOTAL ASSETS                                                                                  $  8,288,490          $  6,705,389
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt                                                             $    254,184          $    260,952
   Accounts payable and accrued expenses                                                            1,614,608             1,335,287
   Deposit                                                                                               --                 150,000
   Income taxes payable                                                                                20,705                59,080
   Payroll taxes payable                                                                                 --                 228,591
   Obligations of unconsolidated subsidiary, net                                                      147,987                  --
                                                                                                 ------------          ------------
         Total Current Liabilities                                                                  2,037,484             2,033,910

OTHER LIABILITIES
   Long-term debt, net of current portion                                                             297,957               382,324
                                                                                                 ------------          ------------

         Total Liabilities                                                                          2,335,441             2,416,234
                                                                                                 ------------          ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     no shares issued or outstanding                                                                     --                    --
   Common stock, $.0001 par value, 50,000,000 shares authorized,
     9,028,477 and 6,167,366 shares issued and outstanding, respectively                                  903                   617
   Additional paid-in capital                                                                      26,541,516            25,159,377
   Treasury stock                                                                                        --                 (58,000)
   Stock subscription receivable                                                                         --                 (46,988)
   Accumulated deficit                                                                            (20,589,370)          (20,765,851)
                                                                                                 ------------          ------------
         Total Stockholders' Equity                                                                 5,953,049             4,289,155
                                                                                                 ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $  8,288,490          $  6,705,389
                                                                                                 ============          ============


          See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED (RESTATED)
                                   (Unaudited)


                                                      July 31,        July 31,
                                                        1996            1995
                                                    -----------     -----------

Revenues                                            $ 5,073,402     $ 3,769,748

Cost of revenues                                      3,543,356       2,217,427
                                                    -----------     -----------

      Gross profit                                    1,530,046       1,552,321

Selling, general and administrative expenses          1,238,506       1,476,645
                                                    -----------     -----------

      Income before other income (expense)              291,540          75,676
                                                    -----------     -----------

Other income (expense):
  Settlement of legal claim                                --           (17,500)
  Realized gain on sale of building                        --           188,624
  Losses on investments                                (100,003)           --
  Interest expense                                      (15,895)           --
  Interest income                                           839            --
                                                    -----------     -----------
      Total other income (expense)                     (115,059)        171,124
                                                    -----------     -----------

      Income before income taxes                        176,481         246,800

Income taxes                                               --              --
                                                    -----------     -----------

      Net income                                    $   176,481     $   246,800
                                                    ===========     ===========

Earnings per common share                           $       .02     $       .07
                                                    ===========     ===========

Weighted average number of
  common shares outstanding                           7,597,922       3,410,825
                                                    ===========     ===========


           See Accompanying Notes to Consolidated Financial Statements

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED JULY 31, 1996 (RESTATED)
                                   (Unaudited)

                                         Common Stock
                                      -------------------      Additional                      Stock
                                      Number of     Par         Paid-in      Treasury      Subscription   Accumulated
                                       Shares      Value        Capital        Stock        Receivable      Deficit         Total
                                      ---------    ------   -------------   -----------    -----------    ------------   -----------
Balance at April 30, 1996             6,097,366    $  617   $  25,159,377   $   (58,000)   $   (46,988)   $(20,765,851)  $ 4,289,155

   Private placements of
      common stock                    2,711,111       271       1,232,154                                                  1,232,425

   Issuance of common
      stock for services                150,000        15         149,985                                                    150,000

   Issuance of treasury stock
      to settle legal obligations        70,000                                  58,000                                       58,000

   Collection of stock subscription
      receivable                                                                                46,988                        46,988

   Net Income                                                                                                  176,481       176,481
                                      ---------    ------   -------------   -----------    -----------    ------------   -----------

Balance at July 31, 1996              9,028,477   $   903   $  26,541,516   $      --      $      --      $(20,589,370)  $ 5,953,049
                                      =========    ======   =============   ===========    ===========    ============   ===========


           See Accompanying Notes to Consolidated Financial Statements

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED (RESTATED)
                                   (Unaudited)

                                                       July 31,       July 31,
                                                         1996           1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $   176,481    $   246,800
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                       160,300         59,144
     Gain on sale of building                               --         (188,624)
     Issuance of common stock for services               150,000        442,250
      Losses on investment                               100,003           --
   Changes in operating assets and liabilities:
     Accounts receivable                              (1,124,260)      (534,205)
     Inventories and prepaid supplies                   (105,000)      (124,666)
     Note receivable                                        --           50,000
     Other current assets                                (89,260)      (146,083)
     Other assets                                         21,791        (59,101)
     Accounts payable and accrued expenses               279,321        715,243
     Current Income taxes                                (38,375)        45,743
     Other current liabilities                          (228,591)        31,857
     Deferred income taxes                                  --           42,000
                                                    -----------     -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES                (697,590)       580,358
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for investment in subsidiary                     --          (10,000)
   Reserve for contingencies                                --         (367,309)
   Deposits advanced                                        --          397,943
   Obligations of unconsolidated subsidiary, net         147,987           --
   Acquisition of fixed assets                          (196,197)    (1,152,891)
   Deferred acquisition costs                               --         (107,126)
                                                     -----------    -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES                 (48,210)    (1,239,383)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of long-term debt                  (33,135)       (34,165)
   Payment of note payable                                  --          (75,000)
   Proceeds from issuance of common stock,
    net of advance deposits                            1,082,425      1,903,144
   Stock subscription receivable                          46,988       (446,455)
                                                     -----------    -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES               1,096,278      1,347,524
                                                     -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  350,478        688,499

CASH AND EQUIVALENTS-BEGINNING                           282,933        648,023
                                                     -----------    -----------

CASH AND EQUIVALENTS-ENDING                          $   633,411    $ 1,336,522
                                                     ===========    ===========


           See Accompanying Notes to Consolidated Financial Statements

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JULY 31, 1996
                                   (Unaudited)


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

(2) Equity Transactions During the quarter ended July 31, 1996, the Company sold and issued 2,711,111 discounted, restricted shares of common stock under several private placements for gross proceeds of approximately $1,320,000. Out of the proceeds, approximately $148,000 of fees were paid to a director of the Company. In addition, the Company issued 150,000 shares of common stock for services rendered during the quarter.

(3)  Statements of Cash Flows

     NON-CASH FINANCING ACTIVITIES

     Issuance of restricted common shares for the investment
     in New York Testing Laboratories, Inc., and Subsidiaries                     $  --               $ 67,500
                                                                                  =======             ========

     Step-up in basis of property and equipment resulting from
     the allocated purchase price in excess of net assets
     acquired from New York Testing Laboratories, Inc. and Subsidiaries           $  --               $328,681
                                                                                  =======             ========

     Issuance of common shares in exchanged for
     services rendered                                                            $  --               $ 48,500
                                                                                  =======             ========

     Issuance of treasury shares in settlement of legal
     obligations                                                                  $58,000             $   --
                                                                                  =======             ========

(4) Restatement of Consolidated Financial Statements During the second quarter of fiscal 1997, the Company determined that the accounting treatment related to certain issuances of common stock for various services during fiscal 1996 and 1995 was improper. This issue came to light subsequent to a management restructuring. As a result, the Company has restated the financial statements to properly account for these transactions. The effect of these changes on the net income for the fiscal quarters ended July 31, 1996 and 1995 are as follows:

                                                                July 31,
                                                         -----------------------
                                                           1996           1995
                                                           ----           ----

     Net income, as originally reported                  $605,481       $501,030

     Net income, as restated                             $455,481       $246,800

     Income per share, as originally reported            $    .06       $    .08

     Income per share, as restated                       $    .06       $    .07

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JULY 31, 1996
                                   (Unaudited)


(4) Restatement of Consolidated Financial Statements (cont'd) These changes were principally related to investment service fees and other costs incurred by the Company which should have been expensed rather than recorded as a reduction to Additional Paid-in Capital. The restatement had no effect on the total shares outstanding or Total Stockholders'Equity as of July 31,1996. The effect of these changes results in an increase of the Company's Accumulated Deficit of approximately $6,100,000 and $150,000 and a corresponding increase of Additional Paid-in Capital for such amounts as of April 30, 1996 and July 31, 1996, respectively.

     In connection with the April 30, 1997 year end accounting closing and subsequent analysis performed, it was determined that errors had been made with respect to the determination of the carrying value of the deferred income tax asset as of April 30, 1996 and April 30, 1995. In addition, $432,000 of compensation paid to a former officer of the Company had been accounted for as a reduction of additional paid-in capital during the year ended April 30, 1996. The effect of these changes resulted in an increase to the Company's Accumulated Deficit of $3,016,000, a decrease in the Deferred income tax asset of $2,584,000, and an increase of $432,000 in Additional Paid-in Capital as of April 30,1996. The Company further determined that the July 31, 1996 10-QSB/A-1 included additional mistatements. The accompanying consolidated financial statements have been restated to correct the errors, resulting in the following changesto accumulated deficit as of July 31, 1996 and the related consolidated statements of operations for the quarter then ended.


                                             Accumulated       Net      Earnings
                                               Deficit       Income    Per Share
                                               -------       ------    ---------

     As previously reported and restated     $(17,294,370)   $ 455,481    $ .06

     Overstatement of deferred income
     tax asset as of April 30, 1995            (1,782,533)        --        --

     Overstatement of deferred income
     tax asset as of and for the year
     ended April 30, 1996                        (801,467)        --        --

     Overstatement of additional paid-in
     capital and understatement of
     compensation expense as of and for
     the year ended April 30,1996                (432,000)        --        --

     Compensation expense previously
     charged to additional paid-in capital       (148,000)    (148,000)    (.02)

     Provision for doubtful accounts              (31,000)     (31,000)    (.01)

     Write-down of investment                    (100,000)    (100,000)    (.01)
                                             ------------    ---------    -----
     As adjusted, July 31, 1996              $(20,589,370)   $ 176,481    $ .02
                                             ============    =========    =====

     In addition to the above the Company reclassified certain income statement and balance sheet amounts to account for an unconsolidated subsidiary in the process of liquidation, Laboratory Testing Services, Inc., on the equity basis, which had previously been consolidated.

     Reclassifications of $108,000 were made decreasing selling and general administrative expenses and increasing cost of sales to reflect the proper classification of certain accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the fiscal quarters ended July 31, 1996 and 1995, is being updated as of September 29, 1997 and should be read in conjunction with the Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

Revenues for the first quarter of fiscal 1997 were $5,073,000, an increase of $1,303,000, or 35%, from the same period last year.

Gross profit decreased to 30% compared to 41% for the first quarter of fiscal 1996. This decrease was related to the mix of work as well as increases in the size of certain contracts which normally carry a slightly lower gross profit percentage.

Income from operations was $291,000 for this current quarter. This represents an increase of $215,000, or 285%, from the first quarter of last year.

Selling, general and administrative expenses decreased by $238,000 from the first quarter of last year to the first quarter of this year. As a percentage of revenues, such expenses decreased from 39% to 24% for the quarters ended July 31, 1995 and 1996, respectively. This percentage decrease is the direct result of non-recurring expenses incurred in the prior year, streamlining current operations and setting an overhead structure to accommodate an annual consolidated revenue base of between $15 and $20 million.

A provision for taxes was not required for the current fiscal quarter because sufficient reserves exist against the deferred tax assets recognized in prior periods to off-set such provision. Management believes that the reversal of such reserves is appropriate in light of the current growth in revenues and earnings from core operations.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at July 31, 1996 was approximately $2,372,000, an increase of $1,666,000, or 236%, from April 30, 1996. Cash also increased by $350,000 since April 30, 1996. As of July 31, 1996 the Company's current ratio and quick ratio was 2.2:1 and 1.9:1, respectively. This represents a substantial improvement in liquidity from April 30, 1996 where such ratios were 1.35:1 and 1.14:1, respectively.

It is managements continued goal to maintain low levels of long-term debt and to finance equipment acquisition only when appropriate. Total debt compared to total equity improved from April 30, 1996 to July 31, 1996. Such ratios were
 .9:1 and .5:1, respectively. As a result, the current debt/capital structure can now accommodate a working capital credit facility to finance accounts receivable that will enhance cash flow and business growth.

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

         (a)   Exhibits: 27 - Financial Data Schedule
         (b)   Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   September 29, 1997

                                            WINDSWEPT ENVIRONMENTAL GROUP, INC.



                                     By: /s/ Michael O'Reilly
                                         ---------------------------------------
                                             MICHAEL O'REILLY, Chairman and
                                             Chief Executive Officer


                                     By: /s/ Alan W. Schoenbart
                                         ---------------------------------------
                                             ALAN W. SCHOENBART, CPA,
                                             Chief Financial Officer