Form 10QSB/A
period 1996-10-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1997-10-03
CIK 814915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-2


(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the quarterly period ended October 31, 1996 or

( ) Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the Transition period from __________ to __________.

     Commission File Number: 0 -17072

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
              (Formerly Comprehensive Environmental Systems, Inc.)

          Delaware                                 11-2844247
          (State of other jurisdiction of        (IRS Employer
          incorporation or organization)     Identification Number)

          100 Sweeneydale Avenue,  Bay Shore, New York     11706
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

THE FOLLOWING AMENDS IN ITS ENTIRETY FORM 10-QSB FOR THE QUARTER ENDED OCTOBER 31, 1996 AS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 17, 1996 AND JULY 14, 1997.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                     CONSOLIDATED BALANCE SHEETS (RESTATED)
                                   (Unaudited)

                                                                     October 31,      April 30,
                                                                        1996            1996
                                                                    ------------    ------------
ASSETS
CURRENT ASSETS
   Cash                                                             $    447,104    $    282,933
   Accounts receivable, net of allowance for doubtful
      accounts of $137,000 at October 31,1996 and
      $75,000 at April 30, 1996                                        2,640,597       2,043,740
   Current portion of note receivable                                     32,940            --
   Inventories and prepaid supplies                                      265,065         265,065
   Prepaid expenses                                                      185,617            --
   Other current assets                                                  190,046         148,557
                                                                    ------------    ------------
                  Total Current Assets                                 3,761,369       2,740,295
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization                           3,262,552       3,143,477
                                                                    ------------    ------------

OTHER ASSETS
   Note receivable                                                       292,060            --
   Investment in non-marketable securities, net of
     valuation allowance of $5,993,841 at April 30, 1996                    --           628,000
   Goodwill, net of accumulated amortization                             125,604         131,170
    Other assets                                                          74,063          62,447
                                                                    ------------    ------------

   TOTAL ASSETS                                                     $  7,515,648    $  6,705,389
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt                                $    312,898    $    260,952
   Accounts payable and accrued expenses                               1,511,372       1,335,287
   Note payable                                                          100,000            --
   Deposit                                                                  --           150,000
   Income taxes payable                                                   34,603          59,080
   Other current liabilities                                                --           228,591
   Obligations of unconsolidated subsidiary, net                         145,054            --
                                                                    ------------    ------------
         Total Current Liabilities                                     2,103,927       2,033,910

OTHER LIABILITIES
   Long-term debt, net of current portion                                469,347         382,324
                                                                    ------------    ------------
         Total Liabilities                                             2,573,274       2,416,234
                                                                    ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
     no shares issued or outstanding                                        --              --
   Common stock, $.0001 par value, 50,000,000 shares authorized,
     9,103,477 issued less 20,000 treasury shares                            910             617
   Additional paid-in capital                                         26,632,509      25,159,377
   Treasury stock                                                        (10,000)        (58,000)
   Stock subscription receivable                                            --           (46,988)
   Accumulated deficit                                               (21,681,045)    (20,765,851)
                                                                    ------------    ------------
         Total Stockholders' Equity                                    4,942,374       4,289,155
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  7,515,648    $  6,705,389
                                                                    ============    ============


          See Accompanying Notes to Consolidated Financial Statements.
                                        1

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                                   (Unaudited)


                                                                  Three Months Ended                       Six Months Ended
                                                                  ------------------                       ----------------
                                                                      October 31,                             October 31,
                                                               1996                1995                1996                1995
                                                            -----------         -----------         -----------         -----------

Revenues                                                    $ 3,178,140         $ 2,601,913         $ 8,251,542         $ 6,371,661

Cost of revenues                                              2,419,412           1,675,792           5,962,768           3,893,219
                                                            -----------         -----------         -----------         -----------

    Gross profit                                                758,728             926,121           2,288,774           2,478,442

Selling, general and
   administrative expenses                                      968,172             998,295           2,206,678           2,474,940
Management restructuring costs                                1,193,000                --             1,193,000                --
                                                            -----------         -----------         -----------         -----------

 Income (loss) before other
   income(expense)                                           (1,402,444)            (72,174)         (1,110,904)              3,502
                                                            -----------         -----------         -----------         -----------

Other income (expense):
 Settlement of legal claims, net                                296,654                --               296,654             (17,500)
 Losses on investments                                         (195,068)               --              (295,071)               --
 Income from joint venture                                         --                22,512                --                22,512
 Gain on sale of marketable security                               --                63,999                --                63,999
 Gain on sale of assets, net                                    221,710                --               221,710                --
 Realized gain on sale of building                                 --                  --                  --               188,624
 Interest expense                                               (13,236)               --               (29,131)               --
 Interest and dividend income                                       709              39,732               1,548              39,732
                                                            -----------         -----------         -----------         -----------
     Total other income (expense)                               310,769             126,243             195,710             297,367
                                                            -----------         -----------         -----------         -----------

         Income (loss) before
            income taxes                                     (1,091,675)             54,069            (915,194)            300,869

Income taxes                                                       --                  --                  --                  --
                                                            -----------         -----------         -----------         -----------

         Net income (loss)                                  $(1,091,675)        $    54,069         $  (915,194)        $   300,869
                                                            ===========         ===========         ===========         ===========

Earnings (loss) per common share                            $      (.12)        $       .01         $      (.11)        $       .07
                                                            ===========         ===========         ===========         ===========

Weighted average number of
common shares outstanding                                     9,065,977           5,427,366           8,331,449           4,419,095
                                                            ===========         ===========         ===========         ===========


          See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1996
                                   (Unaudited)


                                         Common Stock
                                         ------------       Additional                     Stock
                                     Number of     Par       Paid-in       Treasury     Subscription    Accumulated
                                      Shares      Value      Capital         Stock       Receivable        Deficit          Total
                                     ---------    -----    -----------     --------     ------------    -------------   ------------
Balance at April 30, 1996           6,097,366    $617     $25,159,377     $(58,000)     $(46,988)      $(20,765,851)   $ 4,289,155

  Private placements of
     common stock                    2,600,000     260       1,232,165                                                    1,232,425

   Issuance of common
      stock for services               261,111      26         205,974                                                      206,000

        Issuance of treasury stock
     to settle legal obligations        70,000                               58,000                                          58,000

 Return of common stock as
    part of legal settlement           (20,000)                             (10,000)                                        (10,000)

  Collection of stock subscription
     receivable                                                                            46,988                            46,988

  Issuance of common stock for
     partial payment of management
     restructuring charges              75,000       7          34,993                                                       35,000

  Net loss                                                                                                  (915,194)      (915,194)
                                    ----------    ----     -----------     --------      --------       ------------    -----------

Balance at October  31, 1996         9,083,477    $910     $26,632,509     $(10,000)     $   --         $(21,681,045)   $ 4,942,374
                                    ==========    ====     ===========     ========      ========       ============    ===========



          See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                            FOR THE SIX MONTHS ENDED
                                   (Unaudited)

                                                      October 31,    October 31
                                                        1996           1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                 $  (915,194)   $   300,869
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                       321,329        121,033
     Gain on sale of building                               --         (188,624)
     Issuance of common stock for services               206,000        442,250
     Losses on investments                               295,071           --
    Transfer of investment as partial consideration
         for termination agreement                       330,000           --
      Income from joint venture                             --          (22,512)
     Management restructuring costs                      211,000           --
      Gain on sale of assets, net                       (221,710)          --
     Settlement of legal claims, net                    (305,000)          --
   Changes in operating assets and liabilities:
     Accounts receivable                                (596,857)      (540,593)
     Inventories and prepaid supplies                       --         (274,667)
     Prepaid expenses                                   (185,617)          --
     Note receivable                                        --           50,000
     Other current assets                                (41,489)      (214,535)
     Other assets                                        (11,616)       (48,405)
     Accounts payable and accrued expenses               176,085        696,533
     Current Income taxes                                (24,477)         5,636
     Other current liabilities                          (228,591)        33,105
     Reserve for contingencies                              --         (367,309)
     Deferred income taxes                                  --           42,000
                                                     -----------    -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                (991,066)        34,781
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for investment in subsidiary                     --          (10,000)
   Deposits advanced                                        --          397,943
   Proceeds from the sale of assets                      221,710           --
   Obligations of unconsolidated subsidiary, net         145,054           --
   Acquisition of fixed assets                          (431,909)    (1,528,552)
   Deferred acquisition costs, net                          --         (103,938)
                                                     -----------    -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES                 (65,145)    (1,244,547)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable                            100,000           --
   Proceeds from long-term debt                          223,000           --
   Principal payments of long-term debt                 (232,031)       (99,407)
   Payment of note payable                                  --          (75,000)
   Proceeds from issuance of common stock, net
       of advance deposits                             1,082,425      3,137,784
   Stock subscription receivable                          46,988       (534,920)
                                                     -----------    -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES               1,220,382      2,428,457
                                                     -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  164,171      1,218,691

CASH AND EQUIVALENTS-BEGINNING                           282,933        648,023
                                                     -----------    -----------
CASH AND EQUIVALENTS-ENDING                          $   447,104    $ 1,866,714
                                                     ===========    ===========




          See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED OCTOBER 31, 1996
                                   (Unaudited)

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

(2) Management Restructuring Costs As part of the management restructuring during September 1996, the Company entered into separate termination agreements with the former Chief Executive Officer("CEO"), Chief Operating Officer("COO") and Special Securities Counsel("SSC") to the Company. These agreements call for pay-outs of existing compensation arrangements plus additional benefits in the form of transferring an investment in non-marketable securities of $330,000, issuing stock options and other miscellaneous benefits. Included in Management Restructuring Costs on the Consolidated Statements of Income are the termination costs related to the former CEO and SSC for $216,000 and $35,000, respectively. At October 31, 1997, approximately $176,000 of the amounts due the former CEO, represented by a promissory note, are included in Long-term Debt. Also included in Management Restructuring Costs are amounts actually paid and the value of the non-marketable securities transferred at closing of the termination agreement with the former COO totaling $594,000 As a result of the indictment of the former COO and SCC in October 1996 on charges of stock fraud and manipulation, the Company has withheld subsequent payments and has not accrued for the unpaid balance of the termination agreement with the former COO totaling approximately $636,000. Even if the indictments and the allegations contained therein are proven not to be true, there was still a lack of fiduciary responsibility to the Company by both the former COO and SSC. In light of the facts and circumstances, the Company has already made formal demands to the COO and SSC for the return of all consideration paid and assets transferred pursuant to the termination agreements through the date of the indictment and is vigorously pursuing this matter. The Company has also formally cancelled all option certificates previously issued in connection with the termination agreements. In addition, Management Restructuring Costs include approximately $348,000 of legal and professional fees incurred in connection with these agreements and the subsequent matters resulting from the indictment.

(3)  Statements of Cash Flows



NON-CASH INVESTING AND FINANCING ACTIVITIES

     Issuance of restricted common shares for the investment
     in New York Testing Laboratories, Inc. and Subsidiaries                   $     --   $ 67,500
                                                                               =========   ========

     Step-up in basis of property and equipment resulting from the allocated purchase price in excess of net assets acquired
     from New York Testing Laboratories, Inc. and Subsidiaries                 $     --   $328,681
                                                                               =========   ========

     Issuance of common shares  in exchanged for services                      $ 206,000   $442,250
                                                                               =========   ========

     Transfer of non-marketable security as partial
        consideration for termination agreement                                $ 528,000   $    --
                                                                               =========   ========

     Note receivable and return of common stock accepted
      as partial consideration in settlement of a legal claim                  $ 285,000   $    --
                                                                               =========   ========

     Issuance of long-term debt in connection with the partial
       settlement of a legal claim and separate consulting  agreement          $ 155,000   $    --
                                                                               =========   ========

SUPPLEMENTAL INFORMATION

      Interest Paid                                                            $  29,131   $ 24,256
                                                                               =========   ========

      Taxes Paid                                                               $     346   $    224
                                                                               =========   ========

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED OCTOBER 31, 1996
                                   (Unaudited)

(4) Restatement of Consolidated Financial Statements The 10-QSB for the period ended October 31, 1996 is being restated to reflect a current period charge for $792,000 of previously deferred restructuring costs as well as include those costs, previously categorized as other expenses, $401,000, as costs included in determining income from operations. The restatement resulted in a decrease in net income and accumulated deficit of $792,000, or a loss of $.09 per share in each respective period. The Company originally reported, $139,325, or $.02 earnings per share, for the three month period and $594,806, or $.07 earnings per share, for the six month period. These numbers were restated to a net loss of $(652,675), or (.07) loss per share.for the three month period, and $(197,194), or $(.02) loss per share for the six month period ended.

     In connection with the April 30, 1997 year end accounting closing and subsequent analysis performed, it was determined that errors had been made with respect to the determination of the carrying value of the deferred income tax asset as of April 30, 1996 and April 30, 1995. In addition, $432,000 of compensation paid to a former officer of the Company had been accounted for as a reduction of additional paid-in capital during the year ended April 30,1996. The effect of these changes resulted in an increase to the Company's Accumulated Deficit of $3,016,000, a decrease in the Deferred income tax asset of $2,584,000, and an increase of $432,000 in additional paid-in capital as of April 30, 1996. The Company further determined that the October 31, 1996 10-QSB/A-1 included additional misstatements. The accompanying consolidated financial statements have been restated to correct the errors, resulting in the following changes to accumulated deficit as of October 31, 1996 and the related consolidated statements for the six month period then ended.



                                                                         Net Loss            Net Loss        Loss          Loss
                                                                         Quarter            Six months        Per        Per Share,
                                                 Accumulated              ended               ended          Share,      Six months
                                                   Deficit               10/31/96            10/31/96       Quarter       ended
------- -------- -------- ------- -----
As previously reported and restated              $(17,947,045)        $  (652,675)          $(197,194)       $(.07)        $(.02)

Overstatement of deferred income tax
asset as of April 30, 1995                         (1,782,533)               --                  --           --            --

Overstatement of deferred income tax
asset as of and for the year ended April
30 ,1996                                             (801,467)               --                  --           --            --

Overstatement of additional paid-in
capital and understatement of
compensation expense as of and for the
year ended April 30, 1996                            (432,000)               --                  --           --            --

Compensation expense previously
charged to additional paid-in capital                (148,000)               --              (148,000)        --            (.02)

Inventory book to physical adjustments               (105,000)           (105,000)           (105,000)        (.01)         (.01)

Write-down of investments                            (100,000)               --              (100,000)        --            (.01)

Accrual of special charges                           (198,000)           (198,000)           (198,000)        (.02)         (.03)

Provision for doubtful accounts                       (62,000)            (31,000)            (62,000)        (.005)        (.01)

Accrual of other selling, general, and
administrative expenses                               (80,000)            (80,000)            (80,000)        (.01)         (.01)

Other                                                 (25,000)            (25,000)            (25,000)        (.005)        --
                                                 ------------         -----------           ---------        ------        -----
As adjusted, October 31, 1996                    $(21,681,045)        $(1,091,675)          $(915,194)       $(.12)        $(.11)
                                                 ============         ===========           =========        ======        =====

     In addition to the above, the Company reclassified certain income statement and balance sheet amounts to account for an unconsolidated subsidiary in the process of liquidation, Laboratory Testing Services, Inc., on the equity basis, which had previously been consolidated.

     Reclassifications of $108,000 for each of the quarters ended July 31, 1996 and October 31, 1996, were made decreasing selling and general administrative expenses and increasing cost of sales to reflect the proper classification of certain accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the fiscal quarters ended October 31, 1996 and 1995, is being updated as of September 29, 1997 and should be read in conjunction with the Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS
---------------------

Core operations for the six months showed revenues and a net loss of $8,252,000 and $915,000, respectively, versus $6,372,000 and net income of $301,000, respectively, for the same period last year. This represents an increase of 30% in revenues from the prior year resulting from the expansion of environmental service operations. For the quarter ended October 31, 1996, revenues increased approximately $576,000, or 22%, from the same period last year. The current net loss is the direct result of Management Restructuring Costs discussed in Note 2 and below.

Gross profit decreased to 28% compared to 39% for the first six months of fiscal 1996. The gross profit also decreased from 36% to 24% when comparing the three months ended October 31, 1995 to 1996. This decrease results from a change in the mix of work compared to last year, to environmental services and testing operations, which is more labor intensive, as well as certain larger contracts that normally carry a slightly lower gross profit margin.

Selling, general and administrative expenses decreased approximately 268,000 from the first six months of last year compared to the first six months of this year. As a percentage of revenues, these expenses were approximately 27% and 39% for the six months ended October 31, 1996 and 1995, respectively. These expenses also decreased $30,000 when comparing the quarter ended October 31, 1996 to 1995. This is the direct result of management's continued efforts to streamline overhead and build a more efficient operation.

Management restructuring costs include non-recurring charges for termination expenses for the COO, CEO and SCC for $594,000, $ 216,000 and 35,000, respectively as well as legal fees for approximately $348,000. At October 31, 1996, only $176,000 remains as an obligation to the CEO. As such, these settlements will not have a significant impact on future cash flows, financial condition or results of operations.

The gain on sale of assets results primarily from the sale of a professional engineering licence in the name of New York Testing Laboratories, Inc. for $225,000 during the current quarter for cash.

During the quarter ended October 31, 1996, the Company settled its arbitration action with Spartan Dismantling Corp. for $300,000 and is included as income in settlement of legal claims.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at October 31, 1996 including cash, was $1,657,000 an increase of $951,000 or 135% from April 30, 1996. Cash and accounts receivable increased by $164,000 and $597,000, respectively from April 30, 1996. As of October 31, 1996, the current ratio was 1.8:1. This represents a substantial improvement in liquidity from April 30, 1996 where such ratio was 1.35:1. It is managements continued goal to maintain low levels of long-term debt financing.

During the six months ended October 31, 1996, the Company raised net proceeds from the issuance of common stock of approximately $1,082,000. Said funds were used to purchase various operational fixed assets, provide working capital to finance accounts receivable and pay monies required at the closing of the termination agreements in September 1996.

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

Pending Litigation
------------------

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

Dated: September 29, 1997


                              WINDSWEPT ENVIRONMENTAL GROUP, INC.




                              By:/s/ Michael O'Reilly
                                 -------------------------------------
                                   MICHAEL O'REILLY, Chairman and
                                   Chief Executive Officer




                              By:/s/ Alan W.Schoenbart
                                 -------------------------------------
                                   ALAN W. SCHOENBART, CPA
                                   Chief Financial Officer