Form 10QSB/A
period 1997-01-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1997-10-03
CIK 814915

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10- QSB/A-2


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

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements
THE FOLLOWING AMENDS IN ITS ENTIRETY FORM 10-QSB FOR THE QUARTER ENDED JANUARY 31, 1997 AS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 21, 1997 AND JULY 14, 1997.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                     CONSOLIDATED BALANCE SHEETS (RESTATED)
                                  (Unaudited )

                                                                    January 31,      April 30,
                                                                       1997            1996
                                                                   ------------    ------------
ASSETS
CURRENT ASSETS
   Cash                                                            $    673,571    $    282,933
   Accounts receivable, net of allowance for doubtful
       accounts of $168,000 at January 31, 1997 and
       $75,000 at April 30, 1996                                      2,320,736       2,043,740
   Current portion of note receivable                                    27,000            --
   Inventories and prepaid supplies                                     265,065         265,065
   Prepaid expenses                                                     165,026            --
   Other current assets                                                 209,952         148,557
                                                                   ------------    ------------
         Total Current Assets                                         3,661,350       2,740,295
                                                                   ------------    ------------

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation and amortization                          3,486,941       3,143,477
                                                                   ------------    ------------

OTHER ASSETS
   Note receivable                                                      288,000            --
   Investment in non-marketable securities, net of
     valuation allowance of $5,993,841 at April 30, 1996                   --           628,000
   Goodwill, net of accumulated amortization                            122,821         131,170
   Other assets                                                          39,795          62,447
                                                                   ------------    ------------

   TOTAL ASSETS                                                    $  7,598,907    $  6,705,389
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of long-term debt                               $    373,052    $    260,952
   Accounts payable and accrued expenses                              1,919,771       1,335,287
   Note payable                                                         100,000            --
   Deposit                                                                 --           150,000
   Income taxes payable                                                  34,603          59,080
   Other current liabilities                                             40,157         228,591
    Obligations of unconsolidated subsidiary, net                       145,055            --
                                                                   ------------    ------------
         Total Current Liabilities                                    2,612,638       2,033,910

OTHER LIABILITIES
   Long-term debt, net of current portion                               558,981         382,324
                                                                   ------------    ------------
         Total Liabilities                                            3,171,619       2,416,234
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value,10,000,000 shares authorized,
   no shares issued or outstanding                                         --              --
   Common stock, $.0001 par value,50,000,000 shares  authorized,
   9,151,488 issued less 20,000 treasury shares                             915             617
   Additional paid-in capital                                        26,667,449      25,159,377
   Treasury stock                                                       (10,000)        (58,000)
   Stock subscription receivable                                           --           (46,988)
   Accumulated deficit                                              (22,231,076)    (20,765,851)
                                                                   ------------    ------------
   Total Stockholders' Equity                                         4,427,288       4,289,155
                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  7,598,907    $  6,705,389
                                                                   ============    ============


          See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                                   (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                    ------------------              -----------------
                                                        January 31,                    January 31,
                                                   1997            1996           1997             1996
                                               ------------    ------------    ------------    ------------
Revenues                                       $  4,016,481    $  1,621,411    $ 12,268,023    $  7,993,072

Cost of revenues                                  3,420,747       1,019,425       9,383,515       4,912,644
                                               ------------    ------------    ------------    ------------

    Gross profit                                    595,734         601,986       2,884,508       3,080,428

Selling, general and administrative expenses        974,627       1,145,485       3,181,305       3,226,675
Management restructuring costs                      150,000            --         1,343,000            --
                                               ------------    ------------    ------------    ------------

Income (loss) from operations before
   other income (expense)                          (528,893)       (543,499)     (1,639,797)       (146,247)
                                               ------------    ------------    ------------    ------------

Other income (expense):
Settlement of legal claims, net                        --              --           296,654         (17,500)
Losses on investments                                  --              --          (295,071)           --
Income from join venture                               --              --              --            22,512
Gain on sale of marketable security                    --              --              --            63,999
Gain on sale of assets, net                            --              --           221,710            --
Realized gain on sale of building                      --              --              --           188,624
Interest expense                                    (21,568)           --           (50,699)           --
Interest and dividend income                            430          36,876           1,978          76,608
                                               ------------    ------------    ------------    ------------
     Total other income (expense)                   (21,138)         36,876         174,572         334,243
                                               ------------    ------------    ------------    ------------

      Income (loss) before income taxes            (550,031)       (506,623)     (1,465,225)        187,996

Provision (credit) for income taxes                    --          (112,200)           --            39,600
                                               ------------    ------------    ------------    ------------

      Net income (loss)                        $   (550,031)   $   (394,423)   $ (1,465,225)   $    148,396
                                               ============    ============    ============    ============

Earnings per common share                      $       (.06)   $       (.05)   $       (.16)   $        .02
                                               ============    ============    ============    ============

Weighted average number of
    common shares outstanding                     9,727,371       8,723,971       9,125,444       7,537,387
                                               ============    ============    ============    ============


           See Accompanying Notes to Consolidated Financial Statements

              WINDSWEPT ENVIRONMENTAL GROUP INC., AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED)
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1997
                                   (Unaudited)

                                                     Common Stock      Additional
                                       Number of          Par           Paid-in         Treasury
                                         Shares          Value          Capital           Stock
                                      ------------    ------------    ----------      ------------
Balance at April  30, 1996              6,097,366    $        617    $ 25,159,377    $    (58,000)

  Private placements of
     common stock                       2,600,000             260       1,232,165

   Issuance of common
     stock for services                   309,122              31         240,914

   Issuance of treasury stock
     to settle legal obligations           70,000                                          58,000

 Return of common stock as
     part of legal settlement             (20,000)                                        (10,000)

  Collection of stock subscription
     receivable

  Issuance of common stock for
     partial payment of management
     restructuring costs                   75,000               7          34,993

  Net loss
                                     ------------    ------------    ------------    ------------


Balance at January  31, 1997            9,131,488    $        915    $ 26,667,449    $    (10,000)
                                     ============    ============    ============    ============

                                              Stock
                                           Subscription      Accumulated
                                            Receivable          Deficit         Total
                                           ------------      ------------    ------------
Balance at April  30, 1996                   $    (46,988)   $(20,765,851)   $  4,289,155

  Private placements of
     common stock                                                               1,232,425

   Issuance of common
     stock for services                                                           240,945

   Issuance of treasury stock
     to settle legal obligations                                                   58,000

 Return of common stock as
     part of legal settlement                                                    (10,000)

  Collection of stock subscription
     receivable                                    46,988                          46,988

  Issuance of common stock for
     partial payment of management
     restructuring costs                                       (1,465,225)     (1,465,225)

  Net loss                                 ------------      ------------    ------------

Balance at January  31, 1997             $           --      $(22,231,076)   $  4,427,288
                                           ============      ============    ============


           See Accompanying Notes to Consolidated Financial Statements

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                            FOR THE NINE MONTHS ENDED
                                   (Unaudited)

                                                        January 31,   January 31,
                                                           1997          1996
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                   $(1,465,225)   $   148,396
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Deferred income taxes                                    --           39,600
     Depreciation and amortization                         529,125        230,838
     Gain on sale of building                                 --         (188,624)
     Issuance of common stock for services                 240,945        108,500
      Losses on investments                                295,071           --
     Transfer of investment as partial consideration
        for termination agreement                          330,000           --
      Income from joint venture                               --          (22,512)
     Management restructuring costs                        251,000           --
      Gain on sale of assets, net                         (221,710)          --
     Settlement of legal claims, net                      (305,000)          --
   Changes in operating assets and liabilities:
     Accounts receivable                                  (276,996)      (751,117)
     Inventories and prepaid supplies                         --         (250,000)
     Prepaid expenses                                     (165,026)          --
     Other current assets                                  (61,395)       (51,845)
     Other assets                                           22,652        (44,928)
     Accounts payable and accrued expenses                 584,484        174,108
     Current Income taxes                                  (24,477)          --
     Other current liabilities                            (188,434)        16,078
                                                       -----------    -----------

NET CASH FLOWS FROM OPERATING ACTIVITIES                  (454,986)      (591,497)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payment for investment in subsidiary                       --          (10,000)
   Reserve for contingencies                                  --         (367,309)
   Investment in joint venture                                --           57,815
   Deposits advanced                                          --          397,943
   Equity in unconsolidated subsidiary                     145,055           --
   Note receivable, net of current receipts               (265,000)        50,000
   Proceeds from the sale of assets                        221,710           --
   Acquisition of fixed assets                            (774,311)    (2,237,169)
   Deferred acquisition costs, net                            --         (102,025)
   Investment in non-marketable security                      --          (88,000)
                                                       -----------    -----------

NET CASH FLOWS FROM INVESTING ACTIVITIES                  (672,546)    (2,298,745)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable                              100,000           --
   Proceeds from long-term debt                            566,419           --
   Principal payments of long-term debt                   (277,662)      (100,016)
   Payment of note payable                                    --          (75,000)
   Proceeds from issuance of common stock, net
      of advance deposits                                1,082,425      3,024,905
   Stock subscription receivable                            46,988           --
                                                       -----------    -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                 1,518,170      2,849,889
                                                       -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    390,638        (40,353)

CASH AND EQUIVALENTS-BEGINNING                             282,933        648,023
                                                       -----------    -----------
CASH AND EQUIVALENTS-ENDING                            $   673,571    $   607,670
                                                       ===========    ===========


          See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED JANUARY 31, 1997
                                   (Unaudited)


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

(2)  Statement of Cash Flows

     NON-CASH INVESTING AND FINANCING ACTIVITIES

     Issuance of restricted common shares for
     the investment in New York Testing Laboratories, Inc.,
     and Subsidiaries                                                                     $   --             $ 67,500
                                                                                          ========           ========

     Step-up in basis of property and equipment resulting from the allocated purchase price in excess of net assets acquired from New York
     Testing Laboratories, Inc. and Subsidiaries                                          $   --             $328,681
                                                                                          ========           ========

     Issuance of 261,111 and 297,333 common shares,
      respectively, in exchange for services rendered                                     $240,945           $108,500
                                                                                          ========           ========

     Transfer of non-marketable security as partial
      consideration for termination agreement                                             $528,000           $   --
                                                                                          ========           ========

     Note receivable and return of common stock accepted
      as partial consideration in settlement of a
      legal claim                                                                         $285,000           $   --
                                                                                          ========           ========

     Issuance of long-term debt in connection with the partial
      settlement of a legal claim and separate consulting
      agreement                                                                           $ 30,000           $   --
                                                                                          ========           ========

     SUPPLEMENTAL INFORMATION

     Interest Paid                                                                        $ 50,699           $ 31,878
                                                                                          ========           ========

     Taxes Paid                                                                           $    346           $    224
                                                                                          ========           ========

(3) Restatement of Consolidated Financial Statements The 10-QSB for the period ended January 31, 1997 is being restated to reflect a charge for $792,000 of previously deferred restructuring costs in the second fiscal quarter ended October 31, 1996 as well as include those costs, previously categorized as other expenses, $551,000, as costs included in determining income from operations. The restatement resulted in a decrease in net income and accumulated deficit of $792,000, or a loss of $.09 per share. The Company originally reported, $625,775, or $.07 earnings per share, for the nine month period ended January 31, 1997. These numbers were restated to a net loss of $(166,225), or (.02) loss per share.for the nine month period then ended

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED JANUARY 31, 1997
                                   (Unaudited)


(3) Restatement of Consolidated Financial Statements (cont'd) In connection with the April 30, 1997 year end accounting closing and subsequent analysis performed, it was determined that errors had been made with respect to the determination of the carrying value of the deferred income tax asset as of April 30, 1996 and April 30, 1995. In addition, $432,000 of compensation paid to a former officer of the Company had been accounted for as a reduction of additional paid-in capital during the year ended April 30,1996. The effect of these changes resulted in an increase to the Company's Accumulated Deficit of $3,016,000, a decrease in the Deferred income tax asset of $2,584,000, and an increase of $432,000 in additional paid-in capital as of April 30, 1996. The Company further determined that the January 31, 1997 10-QSB/A-1 included additional misstatements. The accompanying consolidated financial statements have been restated to correct the errors, resulting in the following changes to accumulated deficit as of January 31, 1997 and the related consolidated statements for the nine month period then ended.


                                                                           Net Loss,           Net Loss,       Loss         Loss
                                                                            Quarter           Nine months       Per      Per Share,
                                                        Accumulated          ended               ended         share,    Nine months
                                                          Deficit           1/31/97             1/31/97        Quarter      ended
                                                          -------           -------             -------        -------      -----
As previously reported and restated                    $(17,916,076)      $     30,969       $   (166,225)      $ .00       $(.02)

Overstatement of deferred income tax
asset as of April 30, 1995                               (1,782,533)              --                 --          --          --

Overstatement of deferred income tax
asset as of and for the year ended April
30, 1996                                                   (801,467)              --                 --          --          --

Overstatement of additional paid-in capital
and understatement of compensation
expense as of and for the year ended
April 30, 1996                                             (432,000)              --                 --          --          --

Compensation expense previously
charged to additional paid-in capital                      (148,000)              --             (148,000)       --          (.02)

Inventory book to physical adjustments                     (205,000)          (100,000)          (205,000)       (.01)       (.02)

Provision for doubtful accounts                             (93,000)           (31,000)           (93,000)      (.005)       (.01)

Accrual of other selling, general, and
administrative expenses                                    (110,000)           (30,000)          (110,000)       --          (.01)

Write-down of investments                                  (100,000)              --             (100,000)       --          (.01)

Accrual of special charges                                 (198,000)              --             (198,000)       --          (.03)

Reversal of revenue recognized                             (120,000)          (120,000)          (120,000)       (.01)       (.01)

Depreciation of fixed assets                               (100,000)          (100,000)          (100,000)       (.01)       (.01)

Accrual of insurance expenses and
losses on contracts                                        (200,000)          (200,000)          (200,000)       (.02)       (.02)

Other                                                       (25,000)              --              (25,000)      (.005)       --
                                                       ------------       ------------       ------------       -----       -----
As adjusted, January 31, 1997                          $(22,231,076)      $   (550,031)      $ (1,465,225)      $(.06)      $(.16)
                                                       ============       ============       ============       =====       =====

     In addition to the above, the Company reclassified certain income statement and balance sheet amounts to account for an unconsolidated subsidiary in the process of liquidation, Laboratory Testing Services, Inc., on the equity basis, which had previously been consolidated. Reclassifications of $108,000 for the each of the quarters ended July 31, 1996, October 31, 1996, and January 31, 1997, were made decreasing selling and general administrative expenses and increasing cost of sales to reflect the proper classification of certain accounts.

(4) Subsequent Event On February 24, 1997, the Company acquired North Atlantic Laboratories, Inc. ("NAL") in a merger transaction for restricted convertible preferred stock and cash totaling approximately $1,300,000 and $200,000, respectively. The transaction will be accounted for as a purchase and, as such, will include the financial condition and results of operations of NAL in the Company's consolidated financial statements from the date of acquisition. NAL provides certified environmental training, laboratory testing and consulting services to its customer base throughout the New York Metropolitan area.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the fiscal quarters ended January 31, 1997 and 1996, is being updated as of September 29, 1997 and should be read in conjunction with the Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

Results from operations for the nine months showed revenues and net loss of $12,268,000 and $(1,465,000) versus revenues of $7,993,000 and net income of $148,000 for the same period last year. The results for the three months ended January 31, 1997 showed revenues of $4,016,000 and a net loss of $(550,000) versus revenues of $1,621,000 and a net loss of $(394,000) for the comparable period in fiscal 1996. Revenues for the nine and three months ended January 31,1996 increased by $4,275,000, or 53%, and $2,395,000, or 148%, respectively, when compared to the same periods in fiscal 1996. The growth in revenues is a direct result of the Company's continued expansion of environmental services as well as the customer base to which it provides such services. The nine month loss results from non-recurring charges for management restructuring costs of $1,343,000. The three month loss results from the non-recurring charges for management restructuring costs of $150,000 as well as depressed margins on certain large projects, specifically the 60 Broad Street Asbestos project in New York City.

Gross profit decreased to 24% compared to 39% for the first nine months of fiscal 1996. Gross profit decreased from 37% to 15% when comparing the quarter ended last year to this year. The decrease in gross profit percentage results from a change in the mix of work compared to last year as well as certain larger contracts that normally carry a slightly lower gross profit margin.

Selling, general and administrative expenses decreased slightly by $45,000 from the first nine months of last year compared to the first nine months of this year. As a percentage of revenues, these expenses were approximately 26% and 40% for the nine months ended January 31, 1997 and 1996, respectively. For the quarter ended January 31, 1997, selling, general and administrative expenses decreased $171,000 compared to the same period last year. These expenses were approximately 24% and 71% of revenues for the three months ended January 31, 1997 and 1996, respectively. This decrease is the direct result of management's continuing efforts to streamline overhead and build a more efficient and profitable operation.

Management restructuring costs for the nine months ended January 31, 1997 includes non-recurring charges for the termination agreements of the former Chief Operating Officer ("COO), Chief Executive Officer ("CEO") and Special Securities Counsel to the Company ("SCC") for $594,000, $216,000 and $35,000, respectively. In addition, non-recurring legal and professional fees of approximately $498,000 have resulted from matters related to NASDAQ, the SEC and federal government issues subsequent to the indictment of the former COO and SSC. Management believes these costs should become significantly less in the future.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at January 31, 1997 including cash, was $1,049,000 an increase of $343,000 or 49% from April 30, 1996. Cash and accounts receivable increased by $391,000 and $277,000, respectively from April 30, 1996. As of January 31, 1997, the current ratio was 1.4:1. This represents an improvement in liquidity from April 30, 1996 where such ratio was 1.35:1. However, management is actively seeking a working capital credit facility to finance accounts receivable that will enhance cash flow and business growth.

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

Dated:   September 29, 1997


                                        WINDSWEPT ENVIRONMENTAL GROUP, INC.



                                              By: /s/ Michael O'Reilly
                                                ---------------------------
                                           MICHAEL O'REILLY, Chairman and
                                              Chief Executive Officer



                                             By: /s/ Alan W. Schoenbart
                                                ---------------------------
                                              ALAN W. SCHOENBART, CPA
                                              Chief Financial Officer