Form 10KSB
period 1997-04-30
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1997-10-03
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended April 30, 1997

                           Commission File No. 0-17072

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
              (Formerly Comprehensive Environmental Systems, Inc.)

State of Delaware                                         11-2844247
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

100 Sweeneydale Avenue,  Bay Shore, New York              11706
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's telephone number: (516) 694-7060

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
                    ----------------------------------------
                                (Title of Class)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes __X__   No ____

Check if there is no disclosure of any delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this form 10-KSB. [ ]

The issuer's revenues for its most current fiscal year were $15,275,209.

As of August 31, 1997 the issuer had 10,062,349 common shares, $.0001 par value, outstanding. Based upon the average bid and ask price on that date ($.56) the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,612,515 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

General

Windswept Environmental Group, Inc. ("Windswept" or "the Company") provides a full array of emergency response and disaster recovery services to a broad range of clients. The Company has environmental expertise in areas of wetlands restoration, as well as wildlife and natural resources rehabilitation, hazardous materials remediation, testing, toxicology, training, technical advisory and site renovation. After three years of diligent effort by the Company's Trade-Winds Environmental Restoration, Inc. ("Trade-Winds") subsidiary, Windswept has assembled the resources, implementing a program of recruiting key environmental professionals and community leaders, and investment in specialized equipment, to become a leader in the expanding worldwide emergency services market . Few, if any, competitors provide such a diversity of services within a critical 24 hour standby, rapid response basis. Management believes that this unique emergency capability has positioned the Company to be one of the fastest growing full service environmental firms in the Northeast.

The Company was incorporated under the laws of the state of Delaware on March 21, 1986 under the name International Bankcard Services Corporation, which was subsequently changed to Comprehensive Environmental Systems, Inc. On March 19, 1997, the Company's name was changed to its present name. In August 1997, the Company consolidated its facilities and its principal executive offices into one location at 100 Sweenydale Avenue, Bayshore, New York, 11706. The telephone number is 516-694-7060.

In January 1996, Laboratories Testing Services, Inc. ("LTS"), a wholly-owned subsidiary of the Company filed a bankruptcy petition in the United States Bankruptcy Court in the Eastern District of New York. Concurrent with the bankruptcy petition, the operations of LTS ceased. LTS is in the process of liquidation through formal bankruptcy proceedings. Management does not anticipate any significant impact to the Company's operations to the extent that settled obligations exceed the liquidated assets.

On February 24, 1997, the Company acquired North Atlantic Laboratories, Inc. ("NAL"), a certified environmental training, laboratory testing and consulting services company. The aggregate purchase price of approximately $1,800,000 consisted of $1,300,000 in Series A preferred stock, 200,000 restricted shares of common stock valued at $156,000, 200,000 stock options valued at $100,000, and $200,000 in cash, plus transaction costs of $43,853. The acquisition has been accounted for as a purchase.

Prior Activities

Prior to the fiscal year ended April 30, 1994 the Company did not have substantive, revenue generating, business operations. During the three years ended April 30, 1996, the Company invested approximately $9.5 million, represented by cash advances and purchases of equity securities of a variety of companies and start-up businesses, many of which were unrelated to the Company's current environmental remediation activities. Approximately $9.2 million of the investments was ultimately deemed to be unrecoverable and has been charged to results of operations through April 30, 1997.

1996 Restated Financial Results

In connection with the April 30, 1997 year end accounting closing and subsequent analysis performed, it was determined that errors had been made with respect to the determination of the carrying value of the deferred income tax asset as of April 30, 1996 and April 30, 1995. In addition, compensation paid to a former officer of the Company had been accounted for as a reduction of additional paid-in capital during the year ended April 30, 1996. The accompanying consolidated financial statements for the year ended April 30, 1996 have been restated to correct such errors. See Note 20 to the Notes to Consolidated Financial Statements.

Management Changes

Principally resulting from disagreements among members of management concerning the performance of investments previously made, the appropriate use of corporate assets and the strategic direction of the Company, Michael O'Reilly was appointed Chairman and Chief Executive Officer in September 1996. Simultaneous with Mr. O'Reilly's appointment, the former Chairman and Chief Executive Officer, the former Chief Operating Officer and the former Special Securities Counsel to the Company resigned as officers and directors of the Company. See
Note 4 to the accompanying Consolidated Financial Statements.

Management Changes (continued)

Mr. O'Reilly had previously served as President of Trade-Winds, the Company's principal operating subsidiary. Since September 1996, the Company has limited the scope of its business activities principally to environmental services. The Company also provides demolition, renovation and other general construction services.

On August 1, 1997, Alan W. Schoenbart became the Company's Chief Financial Officer.

Indictment and SEC Investigation

In October 1996, the United States Attorney for the Eastern District of New York obtained a federal grand jury indictment against, among others, the Company's former Chief Operating Officer, Leo Mangan, and former Special Securities Counsel, James Nearen, on charges relating to violations of federal securities laws, including fraudulent issuances of 700,000 shares of the Company's common stock. Mr. Mangan and Mr. Nearen subsequently plead guilty to charges in the Federal indictment. The U.S. Securities and Exchange Commission (the "SEC") and the United States Attorney's Office have been investigating what role, if any, other officers and directors, including the Company's current Chairman and Chief Executive Officer, Michael O'Reilly, and its former Chief Financial Officer, David Behanna, may have had in connection with such activities. The Company has cooperated and continues to cooperate with the SEC and the United States
Attorney's Office. To date, no charges have been filed nor claims asserted against the Company, Mr. O'Reilly, Mr. Behanna, or any other former officers or directors as a result of the investigation.

NASDAQ De-Listing

On October 22, 1996, as a result of the indictment of the Company's former Chief Operating Officer and Special Securities Counsel, the National Association of Securities Dealers Automatic Quotation System ("NASDAQ") de-listed the Company's common stock from trading on the "Small Cap" market. These individuals along with Mr. Kessler, the former Chief Executive Officer, were the core management team responsible for the primary business decisions and management of the Company. The Company's common stock is currently traded on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol "WEGI".

Forward-Looking Information

This report contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to management. When used in this document, the words anticipate, believe, estimate, expect and similar expressions are intended to identify forward-looking statements. Such statements involve a number of risks and uncertainties and, as such, may involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Among the factors that could cause such differences are the following: competition, need for additional capital, dependence upon key personnel, availability of completion bonds, risk of nonpayment of accounts receivable, and general economic conditions.

Business of Issuer

Operations

In 1995 the Company began expanding its operations to provide a broad range of environmental services through vertically integrated businesses in the service areas described below:

   o  Emergency Response and  Disaster Recovery
   o  Wildlife Rehabilitation and Wetland Restoration/ Natural Resource Response
   o  Forensic Investigation
   o  Asbestos Abatement/Demolition
   o  Lead Abatement
   o  Sandblasting for Removal of Hazardous Materials
   o  Underground Storage Tank Removal/Soil Remediation
   o  Oil Spill Response - Marine and Land
   o  Hazardous Waste Management/Chemical Response
   o  24-hour Emergency Spill Response
   o  Environmental Duct Cleaning
   o  Fire Restoration
   o  Wetlands Restoration/Wildlife Rehabilitation
   o  Environmental Training including OSHA Safety and OPA '90
   o  General Construction
   o  Testing for Hazardous and Controlled Non-hazardous Waste
   o  Environmental Consulting Services

For the fiscal years ended April 30, 1997 and 1996, revenues derived from asbestos abatement accounted for approximately 41% and 61%, respectively, of the Company's total net revenues. Lead based paint removal and controlled non-hazardous waste services represented approximately 16% and 14%, respectively, of total net revenues for the fiscal year ended April 30, 1997. Controlled non-hazardous waste services accounted for approximately 14% of total revenues for the fiscal year ended April 30, 1996. All other services individually accounted for less than 10% of net revenues for fiscal years 1997 and 1996. From fiscal 1996 to 1997, revenues from asbestos abatement increased $290,000, or 5% and, controlled non-hazardous waste increased $924,000, or 72%. Accordingly, revenue percentage declines are the result of the Company's expansion into the other service areas, in accordance with managements plan to make the Company less dependent on any single source of revenue.

The  Company  believes  that its  success  depends in large  part on  customers'
confidence in the Company's ability to comply with Federal and State environmental regulation and enforcement programs and to manage effectively the risks involved in providing these services. As part of its commitment to employee safety and quality customer services, the Company has an extensive compliance program and a trained environmental, health and safety staff.

To maintain customers' confidence and to enhance its positions in the emergency response and disaster recovery environmental services industry, the Company strives to achieve internal growth by expanding services to its existing customer base and by marketing itself as a multiple-service environmental company with immediate response capabiliities. In addition, the Company attempts to achieve external growth through strategic acquisitions. In June 1995, the Company purchased a testing laboratory, New York Testing Laboratories Inc. ("NYTL"), that offers hazardous materials testing capabilities. In February 1997, the Company acquired NAL, an environmental training, laboratory testing and consulting services company.

Customers

The Company's sales efforts are directed toward establishing and maintaining relationships with businesses which have ongoing requirements for one or more of the Company's services. As a result of the synergy between the divisions of Windswept, clients who begin by utilizing one division, often use other divisions within the Company to ultimately serve all of their environmental needs. The Company's customers include Fortune 500(TM) companies, industrial concerns, oil companies, banks, school districts, state, local and county governments, commercial building owners and real estate development concerns. Management believes that the Company's diverse customer base, in terms of number, industry, geographic location, and reputation, provide it with a recurring stream of revenue. As a result of a strategy of diversification and coordinating the Company's capabilities to provide comprehensive emergency response services, the customer base has been greatly expanded to include those entities who value immediate response, enhanced capabilities and customer service over lower cost.

The Company estimates that in excess of 50% of its revenues are derived from previously served customers with recurring needs for the Company's services. During fiscal 1997 sales to a local municipality represented 16% of total net revenues. During fiscal 1996 sales to two customers accounted for 21% and 13% of the Company's sales, respectively. While the Company does have repeat business with many of its customers, the level of business with a particular customer in a succeeding season will not necessarily be commensurate with the prior year, principally because of the project nature of the Company's services. Accordingly, and because of the significant expansion of the Company's customer base and services provided during fiscal 1997, the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial position and results of operations.

Marketing

The Company has an aggressive marketing program that is administered by a staff of ten business development personnel, who were recruited by the Company for their experience, reputation, and client base in respective areas of business. Once they join the Company sales team, they are cross-trained by the Company's technical development staff.

The Company's environmental services are principally marketed in the Northeast. Business is obtained through client referral, client expansion, participants in the Company's environmental training programs, referrals from architects, engineers and general contractors for whom the Company has provided services, competitive bidding, and advertising.

In all of its marketing efforts, including competitive bidding, the Company emphasizes its experience, industry knowledge, safety record and reputation for timely performance of contracts. The Company's surveying and sampling of materials services also provide opportunities to market and sell its other environmental remediation services.

Emergency Response Capabilities

The Company is performing an increasing number of emergency environmental remediation projects. The Company has specially trained emergency response teams that respond to both hazardous and non-hazardous spills on land and water environmental emergencies on a 24-hour basis. The following examples are types of emergencies for which the Company is capable of conducting response and remediation: explosions, fires, earthquakes, mudslides, hazardous spills, transportation catastrophes, storms and floods.

For spills on water, the Company's current fleet of seventeen spill response boats are equipped with skimmer capabilities. The Company's staff includes US Coast Guard ("Coast Guard') certified captains and professional divers experienced in sunken boat retrievals. The Coast Guard maintains a spill response list of companies that have passed rigorous testing qualifications. In November 1996, the Company obtained a "Class E" marine oil spill response designation from the Coast Guard. This designation, which is the highest designation that can be obtained, allows the Company to respond to a variety of high profile contamination containment spills, such as oil tanker disasters. As of July 1997, the Company was one of approximately ten companies in the Northeast with the "Class E" designation, and one of approximately one-hundred in the United States, with these spill response capabilities.

The Company has the licensed personnel necessary for providing natural resource wildlife recovery services which include rehabilitating wildlife contaminated by oil spills. The Federal Oil Pollution Act of 1990 ("OPA '90") requires all companies that transport or store petroleum products to retain an Oil Spill Response Organization designated by the Coast Guard ("OSRO") and a natural resources/ wildlife rehabilitator. The Company believes it is unique because it has the capability of providing both of these services. (See "Governmental Regulation" for more information on OPA '90).

For dry land liquid spills, the Company has the equipment capacity to move 100,000 gallons of environmental waste in any 24 hour period directly to a disposal facility. This equipment has the capability of loading directly into drums on site, roll-offs or transporting directly to a disposal facility. In addition, one of Windswept's subsidiaries is a licensed waste hauler for the State of New York. The Company is currently under contract with New York State Department of Environmental Conservation for hazardous materials spill response including; oil spill containment, as well surface and sub-surface investigation and remediation.

Government Regulation

The following is an overview of pertinent industry regulations:

OPA'90 resulted from the Exxon Valdez oil spill and the subsequent damage to Prince William Sound. The law requires all entities engaged in the transport and storage of petroleum to maintain a written contingency plan. In addition, the responsible party could be subject to Natural Resource Damage Assessments ('NRDA") for damage to surrounding wildlife and their habitats. Under the contingency plan, the petroleum products storage or transportation company must retain an OSRO and a natural resources/ wildlife rehabilitator. OSRO'S are certified by the Coast Guard and receive designations based upon level of capability. In the event of an incident, the OSRO on standby must respond by being on site with containment capability within two hours of notification. Windswept's Trade-Winds subsidiary, posesses the highest level of designation for near coastal and inland waters, and has licensed wildlife rehabilitators in senior level staff positions.

Asbestos abatement firms are subject to federal, state and local regulations, including OSHA and EPA regulations for asbestos. Government regulations have heightened public awareness of the danger of asbestos contamination, creating pressure on both private and public building owners to abate this hazard, even in the absence of specific regulations requiring corrective action.

In 1992, in an effort to protect families from exposure to the hazards of lead-based paint, Congress amended the Toxic Substances Control Act to add Title X, titled "Lead Exposure Reduction". Lead poisoning is the number one environmental hazard to children. Since May 1993, OSHA has had standards for lead exposure in the construction industry that require testing before, during and after construction or renovation. The Environmental Protection Agency ("EPA") estimates that 936,000 workers fall under OSHA's Lead Based Paint Hazard Reduction Act.

Compliance/Health and Safety

The Company regards compliance with applicable environmental regulations and the health and safety of its workforce as critical components of its overall operations.

A substantial portion of the Company's equipment is OSHA approved and is operated pursuant to a strict written corporate health and safety plan. Additionally, many members of its on-site work force are trained in all aspects of OSHA requirements. This includes medical surveillance as required by these regulations. All requisite health and safety programs are in place and comply with the regulations in all material respects.

Additionally, each field worker must be examined by a physician and complete a training and safety program conducted by the Company. Training topics include the dangers of asbestos, methods for controlling friable Asbestos Containing Material ("ACM"), approved work procedures and ACM transportation and handling procedures. Employee's are also issued detailed training materials. The Company's managers and field supervisors receive continuous training in various abatement and remediation methods.

Among its many services, the Company provides a training program on lead hazards in the construction industry trades. The training program is designed for use by supervisors, foremen, project safety and health trainers, construction workers and laborers. The training program includes the following topics: sources of lead exposure; health effects of lead; personal protective equipment and the medical surveillance required by OSHA; and engineering controls and lead removal procedures.

Insurance and Surety Bonds

The Company maintains comprehensive general liability insurance written on an occurrence basis with a large Best's rated + +15 carrier. The Company also carries comprehensive auto, professional and pollution liability as well as workers compensation and disability coverage. Basic limits of liability are $1,000,000 with an umbrella coverage raising the limits to $10,000,000 in the aggregate. In addition the Company carries all risk property insurance on all furniture, fixtures, equipment, machinery and water craft. Due to favorable loss experience, the Company's premium rates have remained stable.

Approximately 30% of the Company's remediation and abatement contracts require performance and payment bonds. The continuance of relationships with its various sureties and the issuance of bonds is dependent on the sureties continued willingness to write bonds for asbestos abatement work, their assessment of the Company's performance record and their view as to the credit worthiness of the Company. At present, surety bonds for asbestos abatement contractors are available only from a limited number of sureties. While the Company has no reason to believe that it will not continue to be able to obtain required surety bonds, any failure of the Company to obtain these bonds could materially and adversely affect its ability to operate.

Permits and Licenses

Certain states require that asbestos and lead abatement firms be licensed. Licensing requires that workers and supervisors receive training from state certified organizations and pass required tests. The Company or its personnel, maintains licenses in all locations for which it conducts any applicable operations.

The Company may need additional licenses in areas into which it plans to expand its operations. The type of licenses the Company possesses have inherent reciprocity in most of the United States due to their adherence to federal standards.

Patents, Trademarks, Licenses and Copyrights

The Company does not hold any patents, registered trademarks, or trade names. The Company has obtained common law copyrights for certain of its promotional and employee training materials. During fiscal 1996, the Company acquired a Professional Engineering license as part of the acquisition of NYTL. This license was subsequently sold in fiscal 1997.

Competition

The Company believes that none of its competitors in the markets in which it competes provide the full array of services that the Company provides as an emergency response firm. The Company's Trade-Winds subsidiary is one of ten OSRO's that possess the Coast Guard Level E - Near Coastal and Inland Waterway certification in the Northeastern United States. Now, as a wildlife rehabilitator, Trade-Winds is the only company in the Northeastern U.S. to possess both of these critical oil spill response capabilities. To the best of management's knowledge, only two companies on the east coast perform on-site wildlife rehabilitation. As a result, the Company is gaining new business from clients who were previously required to keep both an OSRO, and one of the two wildlife rehabilitation concerns, on standby.

The Company competes with approximately ten environmental remediation companies similiar in size or larger. Almost all of these companies are privately held. The Company believes it offers a more comprehensive range of environmental services than it competitors in the New York Tri-State area. The Company sets itself apart from its field of competitors by providing services which are unique to the geographic region that it serves, e.g., wetlands remediation, wildlife rehabilitiation , and marine oil spill response. Furthermore the Company's has two employees with environmental doctorates on staff, it's own laboratories to examine controlled waste (which facilitates more rapid emergency response), and a wide diversity of equipment.

The Company's ability to compete effectively depends upon its success in networking, generating leads and bidding opportunities through its marketing efforts, the quality, safety and timely performance of its contracts, the accuracy of its bidding, its ability to hire and train field, operations and supervisory personnel, and the ability of the Company to raise capital to allow it to hire talent, meet its ongoing obligations, and fuel growth.

Employees/Technical Staff

As of July 1997, the Company employed a core group of approximately 75 persons including managers, project specialists, supervisors and field labor, executive marketing and clerical personnel.

Within the past year, the Company has added several acknowledged scientific and community leaders to its staff. Not only is this indicative of Windswept's increased expertise and authority, it also serves to enhance and protect the Company's position in the industry. Windswept believes it has established a level of credibility that has countered any adverse industry perception engendered by past events. Among the new staff members are:

     o Former Commissioner of Public Works for Suffolk County - Licensed Professional Engineer,

     o Former Director of the Lead Poisoning Prevention and Training Programs for University of Massachusetts at Amherst and The Commonwealth of Massachusetts - Ph.D in Toxicology,

     o Certified Industrial Hygienist, Forensic Scientist and Toxicologist - Ph.D in Toxicology, Board Certified Forensic Toxicologist,

     o Marine Mammal Specialist and Marine Habitat Biologist - MS in Marine Biology, and

     o    Wildlife Rehabilitation/ Natural Resource Conservation Specialist.

The Company signed a trade agreement effective June 1, 1996 through May 2000 with several local unions that supply labor for bonded contract work. Pursuant to this contract, the Company now employs labor directly from the union on an as-needed basis which could range from 75 to 200 laborers depending on the size of each project. See Item 6, Management's Discussion and Analysis.

The Company attempts to provide year-round employment for its in-house hourly asbestos field workers. The Company believes a stable work force results in increased productivity at the work site and that its reputation for steady employment permits it to pay reasonable hourly rates. The Company also believes in promoting qualified field workers to supervisory positions and supervisors into production management and other staff positions. The Company has never had a work stoppage and believes that it has good employee relations.

ITEM 2.  FACILITIES

All of the Company's facilities are leased. Lease terms range up to 5 years with certain renewal options. Facilities as of July 31, 1997 include:

                                Principal               Approx.                 Type of                 Exp.
Location                            Use                 Sq. Ft.                 Const.                  Date
--------                            ---                 -------                 ------                  ----
72 Cabot St.                    Former
West Babylon, NY 11704          Headquarters,            20,000                 Block                   May, 1998
                                Warehouse &
                                Offices

100 Sweeneydale Avenue.         New Headquarters,        50,000                 Block                   April, 2002
Bay Shore, NY 11706             Warehouse
                                & Offices


In May 1997, the Company signed a five year lease with an option to buy the 50,000 square foot facility in Bay Shore, New York. This new location was occupied on August 18, 1997 and houses all the operations of the Company in one location. As such, all other locations will be unoccupied as of the moving date.

Management considers the Bay Shore facility sufficient for its present and future operations.

ITEM 3.  LEGAL PROCEEDINGS

Litigation

In October 1996, the United States Attorney for the Eastern District of New York obtained a federal grand jury indictment against, among others, the Company's former Chief Operating Officer, Leo Mangan, and the former Special Securities Counsel, James Nearen, on charges that include violations of federal securities law, including fraudulent issuances of 700,000 shares of the Company's common stock. Mr. Mangan and Mr. Nearen both subsequently pleaded guilty to the charges in the Federal indictment. The SEC has been investigating what role, if any, other officers and directors, including the current Chairman and Chief Executive Officer, Michael O'Reilly, and the former Chief Financial Officer, David
Behanna, may have had in connection with such activities. The Company has cooperated and continues to cooperate with the SEC. To date, no charges have been filed against the Company or any other member of management as a result of the investigation. However, the SEC could seek an order enjoining the Company from violating the securities laws.

Other Proceedings

In January 1996 Laboratory Testing Services, Inc. ("LTS"), a wholly-owned subsidiary, filed a Chapter 11 petition in United States Bankruptcy Court in the Eastern District of New York. LTS is in process of liquidation through formal bankruptcy proceedings. Management does not expect any significant impairment of capital to the extent that settled obligations exceed the liquidated assets of LTS.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The  Company's  common  stock was  traded on the small cap  market on the NASDAQ until October 22, 1996 when the Company's stock was de-listed, and trading commenced on the Electronic Bulletin Board of the NASDAQ market, under the symbol "WEGI". The following table sets forth the range of quarterly high and low sale (bid) prices, for the last two fiscal years, as provided by Standard & Poor's ComStock. These quotations represent inter-dealer prices, do not reflect retail mark-up, mark-down, or commission and may not represent actual transactions.


                                             Price Range of Common Stock
                                             ---------------------------
     FISCAL 1997
     Quarter Ended                             HIGH                LOW
     -------------                             ----                ---

     July 31                                  $1.00              $ .63
     October 31                                1.00                .25
     January 31                                 .94                .31
     April 30                                   .88                .69

     FISCAL 1996
     Quarter Ended
     -------------

     July 31                                   3.69               1.00
     October 31                                3.50               1.88
     January 31                                2.19               1.00
     April 30                                  1.31                .63

The Company has approximately 5,500 common shareholders of record at April 30, 1997. There have been no dividends declared or paid and the Company has no current intentions to declare or pay dividends. The Company has no agreements which restrict the Company's ability to pay dividends.

In connection with the Company's acquisition of NAL; in February 1997, the Company issued 1,300,000 shares of Series A Redeemable Convertible Preferred Stock and 200,000 shares of common stock and granted options to purchase 200,000 shares of common stock at $.78 per share expiring February 2002. In April 1997, the Company issued $700,000 principal amount of unregistered 10% convertible notes due 2002. See Item 1- General and Notes 10, 11 and 15 to the accompanying Consolidated Financial Statements. All of the foregoing securities were restricted as to their resale and were either sold solely to accredited investors or offered and sold to persons under circumstances not involving a public offering. Accordingly, the Company did not register such securities under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4 (2) of such Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. Amounts in this discussion and analysis have been restated as disclosed in Note 20 of the Notes to Consolidated Financial Statements.

Results of Operations

Years Ended April 30, 1997 and 1996

Net loss and loss per share for fiscal 1997 was $(4,613,750) and $(.51), respectively. This compares to a net loss and loss per share of $(5,267,259) and $(1.00), respectively, for fiscal 1996 (as restated).

Revenues for fiscal 1997 increased $5,368,548, or 54.2%, from $9,906,661 in fiscal 1996 to $15,275,209 in fiscal 1997. The revenue increase was the result of the continuing growth in abatement, remediation and testing operations as well as expansion of the general construction division. For fiscal 1997, environmental services (including abatement and remediation) and renovation/construction (including demolition) accounted for approximately $12,777,000, or 84%, and $2,498,000, or 16%, respectively, of total revenues. In fiscal 1996, environmental services (including abatement and remediation) and renovation/construction (including demolition) accounted for $9,329,000, or 94%, and $577,000, or 6%, respectively of total revenues. Revenues for fiscal 1997 included revenues of NAL, of approximately $258,000 from the date of acquisition, February 24, 1997.

Cost of revenues increased $5,174,483, or 70%, from $7,375,381 in fiscal 1996 to $12,549,864 in fiscal 1997. As a percentage of revenues, such costs increased from 74% to 82% from fiscal 1996 to fiscal 1997. Effective June 1996, the Company signed a new union contract for its asbestos field labor. Certain jobs in negotiation before and signed after June 1996, which required union laborers, were to be exempt from the new union contract. However, due to unforeseen labor costs associated with the union change, the Company was ultimately forced to pay prevailing union wages in order to complete the work. Such additional labor costs were not considered in total project costs and the customers were not obligated to absorb this cost. Cost of revenues also increased due to normal increases in direct field labor for environmental services and testing operations, which are more labor intensive and result in lower profit margins. Also, in certain instances, lower margin work was accepted in order to be competitive in the market place, battle the adverse perception created by former management, and rebuild a viable Company focused on operations. Management estimates that the union contract matter added approximately $400,000 to cost of revenues and that accepting lower profit margin work also reduced gross profit by approximately $600,000. As a result, gross profit declined to 18% in fiscal 1997 from 26% in fiscal 1996.

Selling, general, and administrative expenses decreased by approximately $112,000, or 2% from $5,398,133 in fiscal 1996 to $5,285,841 in fiscal 1997, and constituted approximately 54% and 35% of revenues, respectively, in fiscal years 1996 and 1997. The decrease was primarily a result of certain private placement commisions of approximately $432,000 paid to a former officer in fiscal 1996, and reductions in promotion expenses from fiscal 1996 of approximately $243,000, as well approximately $67,000 in health benefit savings from the Company modifying its coverage and commensurate rate savings from servicing a larger employee base. These decreases were offset by an increase in selling and administrative salaries of approximately $345,000 in fiscal 1997 that were necessary to expand the customer base and battle the adverse perception created by former management,and being used against the Company by its competitors to their advantage. Additional legal fees of approximately $195,000 in fiscal 1997 over fiscal 1996, related substantially to the Company's defense of a shareholder action. The Company incurred additional internal labor and other costs, approximately $25,000, with the document demands associated with the on-going SEC investigation as well as the bankruptcy of LTS. The Company expended approximately $40,000 for fees associated with a proxy for the 1997 annual shareholders meeting. In addition, the Company expended approximately $25,000 associated with an updating of its accounting software.

Special charges of $1,316,901 represents costs associated with the termination of the former Chief Executive Officer, former Chief Operating Officer, and former Special Securities Counsel in September 1996. These costs also include legal and professional fees directly related to the terminations as well as matters that resulted from the October 1996 indictments. See Note 4 to the accompanying Consolidated Financial Statements.

In March 1997, management developed a plan to consolidate all of the Company's operations in one facility in Bayshore, New York. In connection therewith, the Company recorded facilities consolidation costs of $509,720 which include the write-down of $459,720 for certain leasehold improvements at the Company's current leased facilities vacated in early fiscal 1998. The additional $50,000 considers estimated lease termination costs for the unexpired lease obligation at the old facilities. See Note 14 to the accompanying Consolidated Financial Statements.

Interest expense increased from fiscal 1996 to fiscal 1997 by approximately $128,000. This increase is primarily attributable to the convertible notes issued in fiscal 1997, including accretion of interest on the discount related to the convertible notes of approximately $81,000 as well as interest expense on the convertible notes of $6,000. The balance of $41,000 results from additional equipment financing obtained during fiscal 1997.

Loss on investments decreased by $2,019,841 from fiscal 1996 to fiscal 1997 because substantially all investments in non-marketable securities were written off as of April 30, 1996. The write-offs of $298,000 in fiscal 1997 represent the total remaining carrying value for all investments in non-marketable securities.

Other, net increased by approximately $282,000 from fiscal 1996. This income results primarily from a $200,000 gain from the sale of a professional engineering license by the Company's subsidiary, NYTL, in fiscal 1997 for $225,000.

Liquidity and Capital Resources

The Company has an accumulated deficit of $25,379,601 at April 30, 1997 and has not generated positive cash flow from operations to date. The Company has financed its operations to date primarily through issuances of debt and equity securities. At April 30, 1997, the Company had $654,377 in cash and a working capital deficit of $376,168. In addition, as of August 31, 1997 and April 30, 1997, the Company was in arrears with respect to certain payroll tax obligations of approxinately $598,000 and $316,000, respectively.

In fiscal 1997, the Company undertook financing activities which provided it with net proceeds of $1,988,413, comprised of $1,279,413 from equity private placements, and $709,000 of net proceeds from the issuance of convertible debt in April 1997.

Cash utilized in operations amounted to $1,147,930 in fiscal 1997 and $2,328,596 in fiscal 1996. Cash used for capital expenditures amounted to $465,266 in fiscal 1997 and $1,549,608 for fiscal 1996. This decrease was due primarily to the significance of purchases of field equipment in fiscal year 1996, principally for the marine spill response division.

Liquidity and Capital Resources Cont'd

In May 1997, the Company entered into a revolving bank credit facility to obtain a revolving credit line of $1,500,000. Borrowings under the credit facility are secured by certain of the Company's assets. Borrowings are limited to amounts computed under a formula for eligible accounts receivable. In addition, the Borrowings remain at a maximum of $750,000 until the receipt and satisfactory review of the Company's audited financial statements for the fiscal year ended April 30, 1997. The facility, which matures on May 1, 2000, bears interest at the bank's prime rate plus a borrowing margin of 1.5% per annum. The Company was in default of certain of the credit facility covenants at July 31, 1997. See
Note 20 to the accompanying Consolidated Financial Statements.

Subject to satisfying certain conditions the bank may make available to the Company an additional $750,000 in secured debt financing. The Company believes that, should this financing be made available, the Company would have adequate capital resouces to meet its current cash requirements for a period of at least twelve months. Management believes that should the bank not make available the additional financing, there will be alternative debt and/or equity sources available to the Company. The Company is currently engaged in various discussions with potential investors regarding possible equity transactions. Furthermore, the Company has been approached by other banks and commercial lenders expressing interest in providing financial assistance to the Company. In addition, the Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements will depend on numerous factors, including (i) the ability to successfully bid on construction contracts (ii) the ability to generate positive cash flow from operations (iii) general economic conditions, and (iv) those other items outlined in the Item 1 "Forward-Looking Information".

Fiscal 1998 Outlook

The statements contained in this outlook are based on current expectations. These statements are forward looking. See Item 1 "Forward-Looking Information".

Windswept expects continued strong demand for the Company's broad range of services, which should continue the upward trend in revenue. The Company is hopeful that the various "perception" problems plaguing the Company due to the actions of former management will dissipate and allow the current management team and Board of Directors to focus primarily on the daily operations and building shareholder value. The Company's forward-looking strategy, beyond seeking to continue the upward trend in revenues, includes improving the overall margin on its projects through closer scrutiny of costs and changing the service mix to provide higher margin services, and implementing a cost reduction program to reduce its overall selling, general and administrative expenses. The Company will also seek to increase its current debt financing and to raise equity financing as necessary to support continued growth in the operations. Management is also considering growth through strategic acquisitions that are complementary to its present range of services.

ITEM 7. FINANCIAL STATEMENTS

See item 13 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(i.) On September 26, 1996, the accounting firm of Capraro, Centrofranchi, Kramer & Co., P.C. was not retained as the principal independent accountant to audit the registrant's financial statements for the current fiscal year. On that same date, the firm of Price Waterhouse LLP was engaged as the new independent accountant for the registrant.

(ii.) The former independent accountant's report on the financial statements for both of the past two fiscal years was modified as to uncertainty related to various investments where the ultimate recovery of such amounts was dependent upon the future value and the future performance of the companies underlying those investments.

(iii) The decision to change independent accountants was approved by the board of directors.

(iv) Through the date hereof, there were no disagreements with the former independent accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Company hold office until the next annual meeting of stockholders and until their successors have been elected and shall qualify, or until their death, resignation or removal from office. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's stockholders, and hold office until their successors are chosen and qualified, or until their death, resignation or removal from office. The executive officers and directors of the Company are as follows:

NAME                    AGE            POSITIONS WITH THE COMPANY
----                    ---            --------------------------

Michael O'Reilly          47           Chairman of the Board, President, & Chief
                                       Executive Officer

Alan Schoenbart           38           Chief Financial Officer

Anthony Towell            66           Director

Samuel Sadove             44           Director

JoAnn O'Reilly            45           Director

Michael O'Reilly has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since September 1996. He has been the President of Trade-Winds Environmental Restoration, Inc. since December 1993. From January 1990 through November 1993, Mr. O'Reilly was Vice President of North Shore Environmental Remediation, Inc., a provider of environmental clean-up services, including asbestos and lead removal services.

Alan Schoenbart joined the Company in August 1997 as its Chief Financial Officer. From 1995 until 1997 he had been Vice President of Finance and Administration, Chief Financial Officer and Controller of Advanced Media Inc. a public company engaged in interactive multimedia and internet electronic commerce content solutions. Mr. Schoenbart was Controller for Good Times Entertainment Companies, Inc., a private company engaged in the production and distribution of home videos and software for mass merchant retail chains from 1993 to 1995 and spent approximately twelve years in public accounting, primarily as a manager with KPMG Peat Marwick.

Anthony Towell has been a director of the Company since November 1996. For more than five years he has been the Vice President of Finance, Treasurer, Chief Financial Officer, Co-Chairman, and a Director of Eastco Industrial Safety Corp., a public manufacturing company specializing in industrial safety. Since July 1991, Mr. Towell was also a director of Ameridata Technologies, Inc., until its recent sale to General Electric Capital, Inc. He had also been in the petroleum business with the Royal Dutch Shell group since 1957. Mr. Towell is also a director of NYTEST Environmental Inc.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (CONT'D)

Samuel Sadove is a marine biologist who since 1980 has been the director of the Okeanos Ocean Research Foundation, Inc., an organization that he founded. He is considered an expert on wildlife issues and environmental research including ecology of marine systems. Mr. Sadove currently serves on numerous professional, environmental and educational committees.

JoAnn O'Reilly is an environmentalist presently involved with Michael O'Reilly in the United States Fish and Wildlife Services (USFWS) Captive Bred Wildlife Program, specifically caring for listed endangered tortoise species under special license. In addition, Ms. O'Reilly is a licensed cardiopulmonary therapist and has been employed by a Long Island, N.Y. hospital since 1983. Ms. O'Reilly is the wife of Mr. Michael O'Reilly.

Compliance  with Section 16(a) of the  Securities  Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own mote than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Assocation of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely upon the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during the fiscal 1997, except that Mr. Michael O' Reilly failed to file on a timely basis Form 3, when Mr. O' Reilly became Chairman, President, and Chief Executive Officer.

Audit Committee

The Board of Directors has a standing Audit Committee comprised of Messrs. Towell and Sadove. The Audit Committee reviews the Company's internal controls and the objectivity of its financial reporting and the scope and results of the auditing engagement. The audit committee also reviews and approves relationships and transactions. It meets with appropriate Company financial personnel and independent public accountants in connection with these reviews. The auditors have access to such committee at any time. The Audit Committee has recently been formed and will hold its first meeting to review the results of the fiscal 1997 audit.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer and President. No other executive officer's compensation exceeded $100,000 for services in all capacities.

Name and                                                                      Restricted        Securities
Principal                   Fiscal                                              Stock           Underlying
Position(s)                 Year          Salary($)         Bonus($)          Awards ($)        Options
-----------------           ------        ---------         --------          ----------        -----------
Michael O'Reilly            1997          $198,657          $215,000(3)       $  3,000(1)       2,400,000(2)
   Chairman, Chief          1996          $156,000          $140,180          $  -0-              250,000
   Executive Officer,       1995          $158,500          $  -0-            $  -0-                -0-
   and President

(1) Received in fiscal 1997 for fiscal 1996, 3,000 restricted shares valued at $3,000, for director services.

(2) In connection with Mr. O'Reilly's becoming Chairman, President and Chief Executive Officer of the Company, he was granted an option to purchase 2,000,000 shares of Common Stock at $.01 per share that becomes exercisable for five years commencing the earlier of (i) the Company's termination without cause of Mr. O'Reilly's employment as its Chief Executive Officer and (ii) the date of a change of a majority of the Board of Directors, other than through action by the Board in creating and filling vacancies, or a change of controlling stockholders of the Company.

In October 1996, the new Chief Executive Officer was granted options to purchase 400,000 shares of common stock at an exercise price of $.53 per share, the fair market value on the date of grant.

On December 2, 1996, Pursuant to a Board vote, all options previously issued were repriced to $.375 per share, the fair market value of the Company's stock on that date. As of July 31, 1997, no options issued under this plan have been exercised.

(3) Trade-Winds had an employment agreement with its President, Michael O'Reilly for five years expiring in December 1998 with annual base compensation of $156,000 plus an incentive bonus based on 2% of gross revenues as well as certain other fringe benefits. Mr O'Reilly's contract was renegotiated in October 1996 upon his being elected as the Company's Chairman, President & Chief Executive Officer. Terms of the agreement provide for a base salary of $200,000 plus a bonus of 2% of gross revenues to a maximum of 25% of pre-tax profit, payable 50% in cash and 50% in restricted stock, as well as certain other fringe benefits. Mr. O'Reilly was paid a bonus of $215,000 with respect to the 1997 fiscal year, based on the Company's revenues from January 1 to October 31, 1996 pursuant to his prior employment agreement with Trade-Winds.

                                                Option/SAR Grants in Last Fiscal Year
                                                -------------------------------------

                                                                                                 Potential Realizable Value
                                                                                                 at Assumed Annual Rates of
                                                                                                  Stock Price Appreciation
                                         Individual Grants                                            for Option Term
-----------------------------------------------------------------------------------       -------------------------------------
                      Number of          % of  total
                      Securities         Options/SAR's
                      Underlying         Granted to          Exercise
                      Options/SAR's      Employees in        Price       Expiration
Name                  Granted (#)        Fiscal Year         ($) Shares  Date             0%($)              5% ($)     10% ($)
-----------           -------------      ------------------  ----------  ----             ------           ---------    -------
Michael O'Reilly
 Chairman, Chief
 Executive Officer     2,000,000 (1)       57.2              .01         Undeterminable   $1,125,000 (2)       --          --
 and President            400,000          11.4              .375        September, 2001       --           $191,444    $241,576



                       Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Option Values

                                                                             Number of
                                                                             securities                       Value of
                                                                             underlying                       Unexercised
                                                                             unexercised                      In-the-Money
                                                                             options at Fiscal                Options at Fiscal
                          Shares ac-                                         Year-End (#)                     Year-End ($)
                          quired on               Value                      Exercisable/                     Exercisable/
Name                      Exercise   (#)          Realized   ($)             Unexercisable                    Unexercisable(3)
-----                     --------------          --------------             -------------                    -------------
Michael O'Reilly
 Chairman, Chief
 Executive Officer
 and President                  -0-                     -0-                    650,000/                       $284,375/
                                                                             2,000,000 (1)                    $1,605,000


(1) In connection with Mr. O'Reilly's becoming Chairman, President and Chief Executive Officer of the Company, he was granted an option to purchase 2,000,000 shares of Common Stock at $.01 per share that becomes exercisable for five years commencing the earlier of (i) the Company's termination without cause of Mr. O'Reilly's employment as its Chief Executive Officer and (ii) the date of a change of a majority of the Board of Directors, other than through action by the Board in creating and filling vacancies, or a change of controlling stockholders of the Company.

(2) The value is calculated based on the closing sale price of $.5625 for the Common Stock on the date of grant, September 9, 1997.

(3) The value is calculated based on the aggregate amount of the excess of $.8125 (the closing sale price per share for the Common Stock on April 30, 1997) over the relevant exercise price(s).

ITEM 10. EXECUTIVE COMPENSATION

Employment Agreements

Trade-Winds had an employment agreement with its President, Michael O'Reilly for five years expiring in December 1998 with annual base compensation of $156,000 plus an incentive bonus based on 2% of gross revenues as well as certain other fringe benefits. Mr O'Reilly's contract was renegotiated in October 1996 upon his being elected as the Company's Chairman, President & Chief Executive Officer. Terms of the current agreement provide for a base salary of $200,000 plus a bonus of 2% of gross revenues to a maximum of 25% of pre-tax profit, payable 50% in cash and 50% in restricted stock, as well as certain other fringe benefits.

Compensation of Directors

Directors presently receive the equivalent of $5,000 in restricted stock each year as compensation for serving on the Board. In October 1996, non-qualified options to purchase an aggregate of 300,000 shares of Common Stock at $.56 per share (repriced in December 1996 to $.375 per share) were granted to non-employee directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 31, 1997, certain information concerning the ownership of each class of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock, based on reports filed with the Securities and Exchange Commission; and (ii) each director and officer named in the Summary Compensation Table and (iii) all executive officers and directors of the Company as a group:


                                                              Amount and Nature(1) of        Percent of
Name and Addrerss (6)           Principal Occupation            Beneficial Ownership           Class
---------------------           --------------------        -----------------------------      -----
Michael O'Reilly                Chairman, Chief
                                Executive Officer &
                                President                            664,000(2)                 6.2

Anthony Towell                  Director                             576,000(4)                 5.4

Samuel Sadove                   Director                             101,000(3)                 1.0

JoAnn O'Reilly                  Director                              51,000(5)                  *

Officers and Directors
   As a Group (6 persons)                                          1,392,000(2,3,4,5)          13.1



* Less than 1% of the issued and outstanding shares.

(1) Unless otherwise indicated, each person has the sole voting and sole investment power with respect to the shares.

(2) Represents 14,000 shares (inclusive of 1,000 shares of Common stock received for service on the Board of Directors in the first quarter of 1997) of Common stock owned and 650,000 shares beneficially owned pursuant to currently exerciseable options . Does not include 50,000 share of Common stock issuable upon the exercise of options held by JoAnn O'Reilly, Mr. O'Reilly's wife, as to which he disclaims beneficial ownership. Excludes a 2,000,000 share option not yet vested and exerciseable only on the happening of future events.

(3) Represents 100,000 shares issuable upon currently exerciseable options. Includes 1,000 shares of Common stock received for service on the Board of Directors in the first quarter of 1997.

(4) Includes 25,000 shares owned and 150,000 shares beneficially owned pursuant to currently exerciseable options. Also includes 400,000 shares issuable upon conversion of the $100,000 demand note payable.Includes 1,000 shares of Common stock received for service on the Board of Directors in the first quarter of 1997.

(5) Represents 50,000 shares issuable upon currently exerciseable options and does not include (a) 10,000 shares of common stock owned by Michael O'Reilly,
Ms.  O'Reilly's   husband,   or  (b)  650,000  shares  issuable  upon  currently
exerciseable options held by Mr. O'Reilly, as to all of which she disclaims beneficial ownership. Includes 1,000 shares of Common stock received for service on the Board of Directors in the first quarter of 1997.

(6) The address of each person is C/O Windswept Environmental Group Inc., 100 Sweeneydale Avenue, Bay Shore,New York 11706.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1997, Anthony Towell, a director of the Company loaned the Company $100,000 and was issued a 12% note convertible into 400,000 shares of the Company's common stock. Mr. Towell is also an officer and director of Eastco Industrial Safety Corp. which sold approximately $457,000 of material and supplies to the Company that was used on remediation projects during fiscal 1997. See Note 12 in the accompanying Consolidated Financial Statements.

During fiscal 1997 and 1996, the Company's former Chief Operating Officer, Leo Mangan was paid approximately $148,000 and $432,000, respectively, as fees for assisting the Company in various capital raising transactions for which he purportedly acted as finder. Payments for this service were made in addition to his base compensation as Chief Operating Officer pursuant to an agreement approved by the Company's Board of Directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a)   Financial Statements.

b)   Reports on Form 8-K

     Incorporated by reference to filings dated September 26, 1996 and February 24, 1997.

c)   Items Required by Item 601 of Regulation S-B

     2.01 Merger Agreement and Certificate of Designations for North Atlantic Laboratories, Inc.

     3.01 Restated Certificate of Incorporation and Amendment to the Certificate of Incorporation included as Exhibits 3.1 and 3.2, respectively, of the Company's Registration Statement No. 33- 14370 N.Y. filed June 1, 1987and incorporated by reference thereto.

     3.02 Restated By-Laws included as Exhibit 3.3 of the Company's Registration Statement No. 33- 14370 N.Y. filed June 1, 1987 and incorporated by reference thereto.

     3.03 Restated Certificate of Incorporation and Amendment to the Certificate of Incorporation filed March 6, 1995 included as Exhibit 3c. to the Company's Form 10-KSB/A-4 filed July 14, 1997 and incorporated by reference thereto.

     3.04 Amended Certificate of Incorporation.

     4.01 Specimen of Common Stock Purchase Warrant dated September 3, 1987 included as Exhibit 4.1 of the Company's Registration Statement No.
          33-14370 of N.Y. filed June 1, 1987 and incorporated by reference thereto.

     4.02 Form of Warrant Agreement with American Stock Transfer Company dated September 3, 1987 included as Exhibit 4.2 of the Company's Registration Statement No. 33-14370 N.Y. filed June 1, 1987 and incorporated by reference thereto.

     4.03 Form of Underwriter's Unit Purchase Option granted to Data Securities, Inc. dated September 3, 1987 included as Exhibit 4.3 of the Company's Registration Statement No. 33-14370 N.Y. filed June 1, 1987 and incorporated by reference thereto.

     4.04   Form of Convertible Note Agreement.

     4.05   Option Certificate for 2,000,000 stock options with Mr. O'Reilly.

     10.02 Employment Agreement between the Company and Michael O' Reilly entered into as of November 1, 1996.

     10.03 1997 Stock Grant and Option Plan included as Exhibit 4.1 of the Company's Registration Statement No. 333-22491 filed February 27, 1997 and incorporated by reference thereto.

     23     Consent of Independent Accountants

     27     Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Dated: September 29, 1997

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.


                              By:  /s/ Michael O'Reilly
                                   --------------------
                                   MICHAEL O'REILLY, Chairman, President
                                     and Chief Executive Officer


                              By:  /s/ Alan W.Schoenbart
                                   ---------------------
                                   ALAN W. SCHOENBART
                                   Chief Financial Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                   /s/ Michael O'Reilly
                                   --------------------
                                   MICHAEL O'REILLY, Director


                                   /s/ Anthony Towell
                                   ------------------
                                   ANTHONY TOWELL, Director


                                   /s/ Samuel Sadove
                                   -----------------
                                   SAMUEL SADOVE, Director


                                   /s/ Joann O'Reilly
                                   ------------------
                                   JOANN O'REILLY, Director

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)


                                TABLE OF CONTENTS



                                                                      Page

Independent Auditors' Reports                                         F-1,F-2


Consolidated Balance Sheet as of April 30, 1997                       F-3


Consolidated Statements of Operations for the
  years ended April 30, 1997 and 1996                                 F-4


Consolidated Statements of Stockholders' Equity for the
  years ended April 30, 1997 and 1996                                 F-5

Consolidated Statements of Cash Flows for the
  years ended April 30, 1997 and 1996                                 F-6


Notes to Consolidated Financial Statements                            F-7 - F20

                        Report of Independent Accountants

To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows, after giving retroactive effect to the adjustment described in Note 20, present fairly, in all material respects, the financial position of Windswept Environmental Group, Inc. and its subsidiaries (the "Company") at April 30,1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficiency, and is in arrears with respect to certain of its obligations, including payroll taxes. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Price Waterhouse LLP
Melville, New York
September 29,1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and
Stockholders of Windswept Environmental Group, Inc.

We have audited the accompanying consolidated statements of operations, of stockholders' equity and of cash flows for the year ended April 30, 1996 of Windswept Environmental Group, Inc. (formerly Comprehensive Environmental
Systems, Inc.) and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion.

In our opinion, the consolidated financial statements referred to above, after the restatement described in Note 20, present fairly, in all material respects, the results of its operations and its cash flows of Windswept Environmental Group, Inc. and Subsidiaries for the year ended April 30, 1996 in conformity with generally accepted accounting principles.

As more fully explained in Note 5, the accompanying consolidated balance sheet includes certain investments at a net carrying value of $628,000. The ultimate recovery of such amounts is primarily dependent upon the future value and future performance of the companies underlying these investments, which is not determinable at this time.

As more fully described in Note 20 to the consolidated financial statements, the Company has restated the consolidated statements of operations, of stockholders' equity and of cash flows for the year ended April 30, 1996 for corrections relating to deferred income taxes and costs which were previously charged to additional paid-in capital.



                    Capraro, Centofranchi, Kramer & Co., P.C.

South Huntington, New York
August 8, 1996,
except for Note 20, as to which dates are December 5, 1996 and September 29, 1997

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1997

                    ASSETS

CURRENT ASSETS
    Cash                                                      $    654,377
    Accounts receivable, net of allowance for
      doubtful accounts of $200,000                              2,195,284
    Inventories                                                    158,714
    Prepaid expenses and other current assets                      516,878
                                                              ------------
            Total current assets                                 3,525,253

PROPERTY AND EQUIPMENT, net                                      2,841,783

OTHER ASSETS
    Goodwill, net                                                1,529,320
    Note receivable, net of current portion                        200,282
    Other assets                                                   288,752
                                                              ------------

            TOTAL ASSETS                                      $  8,385,390
                                                              ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                     $  2,592,473
    Payroll taxes payable                                          347,404
    Current portion of long-term debt                              765,432
    Obligations of unconsolidated subsidiary, net                  196,112
                                                              ------------
            Total current liabilities                            3,901,421

OTHER LIABILITIES
    Convertible notes                                              800,000
    Long-term debt, net of current portion                         454,560
                                                              ------------
            TOTAL LIABILITIES                                    5,155,981

COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
    par value $.01; 1,300,000 shares issued and outstanding      1,300,000

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; 1,300,000
       Series A redeemable convertible shares issued and
       outstanding                                                    --
    Common stock, $.0001 par value,
      50,000,000 shares authorized;
      9,786,074 shares issued, 9,766,074 outstanding                   979
    Additional paid-in capital                                  27,318,031
    Treasury stock, 20,000 shares at cost                          (10,000)
    Accumulated deficit                                        (25,379,601)
                                                              ------------
            Total stockholders' equity                           1,929,409
                                                              ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  8,385,390
                                                              ============

          See accompanying notes to consolidated financial statements.
                                       F-3

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED APRIL 30, 1997 and 1996





                                                   1997            1996
                                               ------------    ------------
                                                            (Restated - Note 20)

Revenues, net                                  $ 15,275,209    $  9,906,661

Cost of revenues                                 12,549,864       7,375,381
                                               ------------    ------------

        Gross profit                              2,725,345       2,531,280

Selling, general and administrative expenses      5,285,841       5,398,133
Special charges (Note 4)                          1,316,901            --
Facility consolidation (Note 14)                    509,720            --
                                               ------------    ------------
                                                  7,112,462       5,398,133
                                               ------------    ------------

        Loss from operations                     (4,387,117)     (2,866,853)
                                               ------------    ------------

Other income (expense):

   Interest expense                                (178,615)        (50,629)
   Loss on investments (Note 5)                    (298,000)     (2,317,841)
   Other, net                                       249,982         (31,936)
                                               ------------    ------------

        Total other expense                        (226,633)     (2,400,406)
                                               ------------    ------------

         Net loss                              $ (4,613,750)   $ (5,267,259)
                                               ============    ============

Net loss per common share                      $       (.51)   $      (1.00)
                                               ============    ============

Weighted average number of
  common shares outstanding:                      9,026,797       5,232,783
                                               ============    ============


          See accompanying notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED APRIL 30, 1997 AND 1996

                                             Common Stock                    Additional
                                                Number          Par           Paid-in       Treasury
                                                shares          value         Capital        Stock
                                             ------------    ------------   ------------   ------------
Balance at April 30, 1995                       2,044,283    $        204   $ 20,896,147   $       --

Net proceeds from private placements
  of common stock                               3,690,750             369      3,603,524           --
Acquisition of New York Testing
   Laboratories, Inc. and Subsidiary               45,000               5         67,495           --
Issuance of common stock for services             297,333              30        502,220
Purchase of treasury shares                      (100,000)           --             --          (88,000)
Issuance of common stock to settle
   legal claim                                     90,000               9         89,991           --
Issuance of treasury stock to settle
   legal claims                                    30,000            --             --           30,000
Stock subscription receivable                        --              --             --             --
Net loss                                             --              --             --             --
                                             ------------    ------------   ------------   ------------

Balance at April 30, 1996                       6,097,366    $        617   $ 25,159,377   $    (58,000)

Net proceeds from private placements
  of common stock                               2,600,000             260      1,232,165           --
Issuance of common stock for services             690,873              69        479,073           --
Issuance of stock and options in
    connection with acquisition of North
    Atlantic Laboratories, Inc.                   252,835              25        299,828           --
Issuance of treasury stock                         70,000            --             --           58,000
Return of common stock as
    part of legal settlement                      (20,000)           --             --          (10,000)
Collection of stock subscription
    receivable                                       --              --             --             --
Options issued to placement agent                    --              --           31,250           --
Issuance of common stock for
    partial payment of management
    termination costs                              75,000               8         34,992           --
Accretion of discount on convertible notes           --              --           81,346           --
Net loss                                             --              --             --             --
                                             ------------    ------------   ------------   ------------

Balance at April 30, 1997                       9,766,074    $        979   $ 27,318,031   $    (10,000)
                                             ============    ============   ============   ============

                                                Stock
                                             Subscription        Accumulated
                                              Receivable           Deficit              Total
                                             ------------        ------------        ------------
                                                              (Restated - Note 20)
Balance at April 30, 1995                    $       --          $(15,498,592)       $  5,397,759

Net proceeds from private placements
  of common stock                                    --                  --             3,603,893
Acquisition of New York Testing
   Laboratories, Inc. and Subsidiary                 --                  --                67,500
Issuance of common stock for services
Purchase of treasury shares                          --                  --               (88,000)
Issuance of common stock to settle
   legal claim                                       --                  --                90,000
Issuance of treasury stock to settle
   legal claims                                      --                  --                30,000
Stock subscription receivable                     (46,988)               --               (46,988)
Net loss                                             --            (5,267,259)         (5,267,259)
                                             ------------        ------------        ------------

Balance at April 30, 1996                    $    (46,988)       $(20,765,851)       $  4,289,155

Net proceeds from private placements
  of common stock                                    --                  --             1,232,425
Issuance of common stock for services                --                  --               479,142
Issuance of stock and options in
    connection with acquisition of North
    Atlantic Laboratories, Inc.                      --                  --               299,853
Issuance of treasury stock                           --                  --                58,000
Return of common stock as
    part of legal settlement                         --                  --               (10,000)
Collection of stock subscription
    receivable                                     46,988                --                46,988
Options issued to placement agent                    --                  --                31,250
Issuance of common stock for
    partial payment of management
    termination costs                                --                  --                35,000
Accretion of discount on convertible notes           --                  --                81,346
Net loss                                             --            (4,613,750)         (4,613,750)
                                             ------------        ------------        ------------

Balance at April 30, 1997                    $       --          $(25,379,601)       $  1,929,409
                                             ============        ============        ============


          See accompanying notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED APRIL 30, 1997 AND 1996


                                                                 1997           1996
                                                              -----------    -----------
                                                                         (Restated - Note 20)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                  $(4,613,750)   $(5,267,259)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
    Depreciation and amortization                                 777,554        445,998
    Loss on investments                                           298,000      2,317,841
    Loss on abandonment/disposal of fixed assets                  463,013         66,739
    Common stock issued for services or for
        settlement of litigation                                  538,999        622,250
    Other, net                                                     69,075         21,515
    Changes in assets and liabilities, net of effects of
        acquisition of business
           Accounts receivable                                     70,209       (234,086)
           Inventories                                            106,351        (32,456)
           Prepaid expenses and other                            (306,442)       (79,204)
           Other assets                                           (63,970)       (45,641)
           Accounts payable and accrued expenses                1,394,218       (246,468)
           Payroll taxes payable                                  118,813        102,175
                                                              -----------    -----------
Net cash used by operating activities                          (1,147,930)    (2,328,596)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, net                     (465,266)    (1,549,608)
    Repayment of advances and deposits to joint venture and
      investments                                                    --          455,758
    Purchases of investments                                         --         (100,000)
    Collection of notes receivable                                 41,105         50,000
    Decrease in security deposits                                   8,835           --
    Acquisition of business, net of cash received                 (89,377)       (97,126)
                                                              -----------    -----------
Net cash used by investing activities                            (504,703)    (1,240,976)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                  1,279,413      3,456,905
    Proceeds from debt financing                                1,350,381        (75,000)
    Debt issuance costs                                          (142,406)          --
    Principal payments of long-term debt                         (313,311)      (239,423)
    Deposit held for stock placement                             (150,000)       150,000
    Payment to acquire treasury stock                                --          (88,000)
                                                              -----------    -----------
Net cash provided by financing activities                       2,024,077      3,204,482
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   371,444       (365,090)
CASH,  BEGINNING OF YEAR                                          282,933        648,023
                                                              -----------    -----------
CASH,  END OF YEAR                                            $   654,377    $   282,933
                                                              ===========    ===========



          See accompanying notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30,1997 and 1996

1.   DESCRIPTION OF BUSINESS ACTIVITIES AND SIGNIFICANT DEVELOPMENTS

     Windswept Environmental Group, Inc., formerly Comprehensive Environmental Systems, Inc. (the "Company") provides a broad range of environmental services through vertically integrated businesses in the areas of hazardous waste remediation, asbestos removal, lead clean-up, emergency spill response and laboratory testing and training. The Company also provides demolition, renovation and other general construction services. The Company provides these services to a diversified customer base located primarily in the New York metropolitian area.

     Prior to the fiscal year ended April 30, 1994 the Company did not have substantive, revenue generating, business operations. During fiscal 1994 and through April 30, 1996, the Company invested approximately $9.5 million represented by cash advances and purchases of equity securities of a variety of companies and start-up businesses, many of which were unrelated to the Company's current environmental remediation activities. Approximately $9.2 million of the investments were ultimately deemed to be unrecoverable and have been charged to results of operations through April 30, 1997.

     Principally as a result of disagreements among members of management and the Board of Directors concerning the performance of investments previously made, the appropriate use of corporate assets and the strategic direction of the Company, a new Chairman and Chief Executive Officer was appointed in September 1996. Simultaneous with the appointment, the former Chairman and Chief Executive Officer, the former Chief Operating Officer and the former Special Securities Counsel to the Company were terminated. The former Chairman and Chief Executive Officer, the former Chief Operating Officer and the former Special Securities Counsel also resigned from the Company's Board of Directors. See further discussion concerning the termination of certain members of management in Note 4.

     The new Chairman and Chief Executive Officer previously served as President of Trade-Winds Environmental Restoration, Inc., the Company's principal operating subsidiary. Since September 1996, the Company has limited the scope of the Company's business activities to environmental services and certain general construction services.

     In October 1996, the United States Attorney for the Eastern District of New York obtained a federal grand jury indictment against, among others, the former Chief Operating Officer and the former Special Securities Counsel on charges including violations of federal securities laws, including fraudulent issuances of 700,000 shares of the Company's common stock during the fiscal year ended April 30, 1995. The former Chief Operating Officer and the former Special Securities Counsel both subsequently pleaded guilty to the charges in the Federal indictment. The U.S. Securities and Exchange Commission (the "SEC") has been investigating what role, if any, other officers and directors, including the current Chairman and Chief Executive Officer and the former Chief Financial Officer, may have had in connection with such activities. The Company has cooperated and continues to cooperate with the SEC by providing documents in response to subpoenas issued to it. To date, no charges have been filed nor claims asserted against the Company, it's CEO, or former CFO, as a result of the investigation. The Company has previously restated its financial statements for fiscal years 1995 and 1996 to give effect to the information which arose from these investigations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Windswept Environmental Group, Inc. and its subsidiaries, except for a wholly-owned laboratory testing subsidiary which is in process of liquidation through formal bankruptcy proceedings, and is accounted for by the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

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

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 and 1996


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Revenue Recognition

     The majority of the Company's revenue is derived from the provision of services over periods of less than one month. In such instances, revenue is recognized at the completion of the related contracts.

     Revenue from construction contracts, which extend over periods of one month or more, is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to estimates of costs and income and are recognized in the period in which the revisions are determined.

     Inventories

     Inventories consist of materials and supplies utilized on the Company's remediation projects and are recorded at the lower of cost (first-in, first-out) or market.

     Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets.

     Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized on a straight-line basis over the period of expected benefit of ten years. The Company assesses the recoverability of the goodwill by determining whether the carrying value of the asset will be recovered through an analysis of projected undiscounted operating cash flows of the acquired business.

     Investments

     Investments in privately-held companies, or investments in companies without a readily determinable value are carried at historical cost, reduced by, if necessary, a valuation allowance to estimated net realizable value where the decline in value from historical cost is determined to be other than temporary.

     Loss Per Share

     The computation of loss per common share is based on the weighted average number of outstanding common stock and common stock equivalents outstanding during the period. The stock options issued under the stock option plan were not included in common stock equivalents as they were anti-dilutive. As of April 30, 1997 and 1996 there was no difference between primary loss per share and fully diluted loss per share.

     Income Taxes

     The accompanying consolidated financial statements have been prepared in conformity with the Statement of Financial Accounting Stardards No. 109, "Accounting for Income Taxes" ("SFAS 109"). In accordance with SFAS 109, deferred taxes are provided based on the temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred taxes are measured using the enacted tax rates expected to apply when temporary differences are settled or realized.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 AND 1996


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Income Taxes (cont'd)

     The Company files a consolidated Federal tax return. Accordingly, Federal income taxes are provided on the taxable income of the consolidated group. State income taxes are provided on a separate company basis, if and when taxable income, after utilizing available carryforward losses, exceeds certain levels.

     Debt Issuance Costs

     The costs related to the issuance of the 10% convertible notes have been capitalized and are included in other assets. Debt issue costs are amortized to interest expense using the effective interest method over the term of the related debt. Amortization of debt issuance costs was $2,894 during the year ended April 30, 1997.

     Stock Option Plans

     In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No.123, "Accounting for Stock-Based Compensation" (SFAS
     123), effective for the Company's fiscal year beginning 1996. SFAS 123 establishes a fair value-based method of accounting for stock compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123, and continue to record stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, charges are made to earnings in accounting for stock options granted to employees when the option exercise prices are below the fair market value of common stock at the grant date.

     Fair Value of Financial Instruments

     As of April 30, 1997 the carrying value of cash, accounts receivable, accounts payable, accrued expenses, notes payable and current maturities of long-term debt approximated fair value because of their short maturity.

     As of April 30, 1997 the carrying amount of long-term debt and redeemable convertible preferred stock, are also assumed to approximate their fair values, due to the proximity of the financing to the end of the fiscal year.

     New Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. The statement is effective for both interim and annual periods ending after December 15, 1997. The effect on the Company's earnings per share resulting from the adoption of FAS 128 in not expected to be significant.

     Reclassifications

     Certain amounts included in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 AND 1996


3.   LIQUIDITY AND BUSINESS RISKS

     As of April 30, 1997 the Company has an accumulated deficit of $25,379,601 and has not generated positive cash flow from operations to date. The Company has financed its operations to date primarily through issuances of debt and equity securities. At April 30, 1997, the Company had $654,377 in cash, and a working capital deficit of $376,168. In addition, as of August 31, 1997 and April 30, 1997, the Company was in arrears with respect to certain payroll tax obligations of approxinately $598,000 and $316,000, respectively.

     The Company is currently negotiating with the tax authorities regarding the late payment of the required withholding taxes. No assurance can be given that the Company will be able to reach an agreement with the tax authorities, that the tax authorities will not immediately seek payment of the taxes, or that the tax authorities will not commence an action or file a lien against the Company in order to recover the taxes.

     In May 1997, the Company entered into a revolving bank credit facility to obtain a revolving credit line of $1,500,000, secured by certain of the Company's assets. Borrowings remain at a maximum of $750,000 until the receipt and satisfactory review of the Company's audited financial statements for the fiscal year ended April 30, 1997.The Company was in default of certain of the credit facility covenants at July 31, 1997.

     Subject to satisfying certain conditions the bank may make available to the Company an additional $750,000 in secured debt financing. The Company believes that, should this financing be made available, the Company would have adequate capital resouces to meet its current cash requirements for a period of at least twelve months. Management believes that should the bank not make available the additional financing, there will be alternative debt and/or equity sources available to the Company. The Company is currently engaged in various discussions with potential investors regarding possible equity transactions. Furthermore, the Company has been approached by other banks and commercial lenders expressing interest in providing financial assistance to the Company. In addition, the Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements will depend on numerous factors, including, but no limited to: (i) the ability to successfully bid on construction contracts (ii) the ability to generate positive cash flow from operations, and (iii) general economic conditions.

4.   SPECIAL CHARGES

     In connection with the termination of officers described in Note 1, in September 1996, the Company entered into separate termination agreements with the former Chief Executive Officer ("CEO"), Chief Operating Officer ("COO") and Special Securites Counsel ("SSC") to the Company. These agreements called for pay-outs of existing compensation arrangements plus additional benefits in the form of transferring an investment in non-marketable securities of $330,000, issuing stock options and other miscellaneous benefits. Included in Special Charges on the Consolidated Statement of Operation are the termination costs related to the former CEO and SSC for $199,217 and $35,000, respectively. Also included in Special
     Charges are amounts actually paid ($195,976), the value of the non-marketable securities ($330,000) transferred to the former COO, and $556,708 of legal and professional fees incurred in connection with the terminations and the subequent matters relating to the indictment. When the Company learned of the indictment of the former COO and SSC in October 1996 on charges of stock fraud and manipulation, the Company immediately ceased making payments to the former COO. The Company has not accrued for the unpaid balance of the termination agreement with the former COO totaling approximately $636,000 based on the recent guilty pleas to the charges of, amongst others, stock fraud and manipulation in violation of the federal securities laws. All stock options held by the former COO were either surrendered or expired in connection with his termination.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 and 1996

5.   INVESTMENTS

     The net carrying value of investments in non-marketable securities as of April 30, 1997 and 1996 was as follows:

                                                         1997           1996
                                                     ----------       --------
            Sovereign Fidelity, Ltd.                 $     --         $100,000
            Pilot Transport, Inc.                          --             --
            ICIS Management Group Inc. (formerly
                Alter Sales Co., Inc.)                     --          528,000
                                                     ----------       --------
                                                     $     --         $628,000
                                                     ==========       ========

     During the year ended April 30, 1997 the Company recorded a loss on investments in non-marketable securities of $298,000. In September 1996, the Company transferred its investment in 881,000 shares of ICIS Management Group, Inc. to its former Chief Operating Officer in connection with his termination. The Company recorded a loss on the investment of $198,000 based on an estimate of its fair value prior to the transfer of the investment, and a $330,000 special charge related to the value of the investments transfered. See Note 4. In addition, the Company wrote off $100,000 of the balance of its investment in Sovereign for which it determined to be impaired.

     During the year ended April 30, 1996 the Company recorded a charge of $1,600,000 to write down its original investment in Sovereign Fidelity ("Sovereign") based on evaluation of its fair value. Similiarly, the Company also wrote off $717,841 of its investment in Pilot Transport, Inc. ("Pilot") after ascertaining that Pilot was non-operational and the underlying assets of Pilot were of nominal value.

6.   NOTE RECEIVABLE

     In June 1993, a subsidiary of the Company entered into a joint operating agreement with Spartan Dismantling Corp.("Spartan") (as amended March 1994) for the transfer and disposal of asbestos. The agreement called for Spartan and its management to provide the physical facility and operational support for an asbestos transfer station pursuant to a Department of Environmental Conservation 360 permit. The Company provided marketing, management and working capital to support the growth of the business from inception. In addition, the Company had advanced funds of approximately $2,190,000 to support the joint operations through April 30, 1995. In March, 1995, the President of Spartan, who was also a Director of the Company, resigned and assumed total control of the joint venture. As a result, the Company commenced an arbitration action in August 1995 against this individual and Spartan for damages and recovery of net advances and accumulated profit. The action alleged breach of contract, fiduciary responsibility and other claims against Spartan and its President, who was a member of the Company's Board of Directors from June 1993 through March 1995. The Company's claim for net advances and accumulated profits of approximately $2,800,000 was settled in October 1996 for $300,000 and the return of 20,000 shares of the Company's common stock. The settlement note is collateralized by a first mortgage position on real property located in Brooklyn, NY at the Spartan facility. The Company received a $25,000 down payment and a $275,000 note receivable, payable in $6,022 monthly increments through June 2001. At April 30, 1997, the balance of the note receivable was $253,772, of which $53,490 is included in prepaid expenses and other current assets.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 and 1996

7.   PROPERTY AND EQUIPMENT

     Major classes of property and equipment at April 30, 1997 consist of the following:

                                                 Estimated useful
                                                       life
                                                 ----------------
           Machinery and equipment                     5-10           $2,974,411
           Office furniture and equipment              3-7               154,315
           Transportation equipment                    3-5               832,623
           Warehouse fixtures                          10                 31,587
                                                                      ----------
                                                                       3,992,936
           Less: accumulated depreciation and amortization             1,151,153
                                                                      ----------
                                                                      $2,841,783
                                                                      ==========

     The Company is obligated under various capital leases for machinery and equipment that expire at various dates through 2001. The carrying amount of machinery and equipment under capital leases included in property and equipment was as follows at April 30, 1997:

           Machinery and equipment                                       $78,544
           Less: accumulated amortization                                 16,781
                                                                      ----------
                                                                         $61,763
                                                                      ==========

     Depreciation expense for the years ended April 30, 1997 and 1996 was $634,569 and $435,462, respectively.

8.   GOODWILL

     Goodwill at April 30, 1997 was as follows:

                                 North Atlantic        Other
                                Laboratories Inc    Acquisitions       Total
                                ----------------    ------------    -----------
Fair value of assets acquired     $   232,335       $    77,600     $   309,935
Cash acquired                         110,623              --           110,623
                                  -----------       -----------     -----------
Net assets acquired                   342,958            77,600         420,558
                                  -----------       -----------     -----------
Cash paid                            (200,000)         (107,126)       (307,126)
Issuance of preferred stock        (1,300,000)             --        (1,300,000)
Issuance of common stock             (156,000)         (117,500)       (273,500)
Issuance of stock options            (100,000)             --          (100,000)
Transaction costs                     (43,853)             --           (43,853)
                                  -----------       -----------     -----------
Purchase price                     (1,799,853)         (224,626)     (2,024,479)
                                  -----------       -----------     -----------
Goodwill                            1,456,895           147,026       1,603,921
Less: accumulated amortization         22,615            51,986          74,601
                                  -----------       -----------     -----------
                                  $ 1,434,280       $    95,040     $ 1,529,320
                                  ===========       ===========     ===========

Amortization expense was $58,745 and $10,536 in 1997 and 1996, respectively.

               WINDSWEPT ENVIRONMENTAL GROUP,INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 and 1996

9.   OBLIGATION OF UNCONSOLIDATED SUBSIDIARY, NET

     In January 1996, Laboratory Testing Services, Inc. (LTS), a wholly-owned subsidiary of the Company filed a bankruptcy petition in the United States Bankruptcy Court in the Eastern District of New York. Concurrent with the bankruptcy petition, the operations of LTS were ceased. The court appointed bankruptcy trustee has been liquidating the assets of LTS to satisfy LTS's corporate obligations. The Company's investment in this unconsolidated subsidiary represents the estimated liability related to the liquidation.

10   DEBT AND LEASE OBLIGATIONS

     Convertible notes at April 30, 1997 are as follows:

     10% convertible notes, due March 2002                             $700,000
     12% convertible notes, related party, due December 1999            100,000
                                                                       --------
                                                                       $800,000
                                                                       ========

     In March 1997, the Company completed a private offering of 10% convertible notes to a group of accredited investors. The Company received gross proceeds of $700,000 and incurred direct issuance costs of $173,656 related to the sale of the notes. The 10% convertible notes are payable in full in March 2002 . Interest is payable semi-annually. The notes may be converted, at the option of the holder, at any time prior to maturity at a conversion price of $.50 per share.

     The holders of a majority of the convertible notes has a one-time right to demand that the Company register the 1,400,000 shares of common stock issuable upon conversion of the notes. The Company has reserved 1,400,000 shares of the common stock issuable upon conversion.

     The Company has accounted for the difference in the market price of its common stock at the date of closing, $.8125, versus the $.50 conversion price, as additional value accreting to the holders of the convertible notes. Consequently, the Company is recording additional interest expense on the convertible notes of $437,500 (1,400,000 shares at $.3125). The additional interest expense is being recorded on a pro-rata basis from the date of issuance of the notes, March 11, 1997, through September 15, 1997 (the earliest possible conversion date). Additional interest of $81,346 was recorded during the year ended April 30, 1997.

     In October 1996, the $100,000, 12% convertible note was issued to an outside director of the Company for cash. This note is convertible at the option of the holder at $.25 per share upon demand (equivalent to the fair value of the common stock at the date of issuance). The 12% convertible notes are payable in full in December 1999.

     Long-term debt at April 30, 1997 is as follows:

Vehicle installment notes with finance company,  payable
   monthly with interest rates ranging from
   8.45% to 12.25%, with terms expiring through January 2002          $  291,112
Equipment notes, payable monthly with interest rates
   ranging from 6.78% to 12%, expiring through January 1999              277,797
Insurance premium financing, payable monthly with interest
   rates ranging from 10.1% to 15%, expiring through December 1997       348,724
Litigation settlement, 10%, due September 1998                           135,443
Management termination obligation (Note 4), 10%,
   due September 1998                                                     26,014
Capital lease obligations                                                 61,954
Note payable, other, 10%, due September 1998                              78,948
                                                                      ----------
                                                                       1,219,992
Less: current portion                                                    765,432
                                                                      ----------
                                                                      $  454,560
                                                                      ==========

               WINDSWEPT ENVIRONMENTAL GROUP,INC. AND SUBSIDIARIES
              (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 and 1996


10.  DEBT AND LEASE OBLIGATIONS (CONT'D)

     The vehicle installment and equipment notes are secured by the underlying vehicle and equipment.

     In a civil action which was commenced in August 1995 in United States District Court, the Company and various current and prior officers and directors were named in a lawsuit brought by a group of shareholders. The lawsuit alleged misrepresentations made by the former COO and non-disclosure in public filings of various Reg-S and S-8 stock issuances made by the Company from August through October 1994. The Company settled this lawsuit in May 1997 for $150,000, ($135,443 represents discounted value) net of $300,000 insurance proceeds, with monthly payments of $6,250. In the event the Company defaults (as defined) on any of their payments, they will be required to pay $700,000 less the amounts already paid under the settlement.

     Aggregate maturities of long-term debt for each of the five years following April 30, 1997, are as follows:

           Year Ending
            April 30,
           -----------
              1998                                   $   765,432
              1999                                       284,232
              2000                                        86,742
              2001                                        52,432
              2002                                        31,154
                                                      ----------
                                                     $ 1,219,992
                                                      ==========

     Future minimum lease payments under noncancellable operating leases for office space and equipment and the present value of future minimum lease payments as of April 30, 1997 are as follows:

           Year Ending                                Capital         Operating
            April 30,                                 Leases           Leases
           -----------                               ---------     ------------
              1998                                    $34,311       $   331,960
              1999                                     29,778           337,363
              2000                                     16,178           348,863
              2001                                        --            323,425
              2002                                        --            323,399
                                                     ---------     ------------
           Total minimum lease payments               $80,267        $1,665,010
                                                                   ============
           Less: amount representing
             Interest at rates approximately 21%       18,313
                                                     ----------
           Present value of minimum
             capitalized lease payment                 61,954
           Current portion                             23,357
                                                     ----------
           Long-term capitalized
             lease obligations                        $38,597
                                                     ==========

     Total rental expense under cancelable and noncancellable operating leases was $209,754 and $108,167 for the years ended April 30,1997 and 1996, respectively.

11.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In connection with the acquisition of North Atlantic Laboratories, Inc. ("NAL") in February 1997, the Company issued 1,300,000 shares of Redeemable Convertible Preferred Stock ("RCPS") having a liquidation value of $1 per share plus accumulated dividends. The dividend rate is 6%, but may vary from quarter to quarter if the inflation rate (as defined) plus 2 1/2% is higher. After February 1999, the RCPS holders can convert their preferred shares in common at a ratio of one share of preferred to one share of common stock.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 AND 1996

11.  REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONT'D)

     Commencing the earlier of March 1998 or the date of the Company's annual meeting of stockholders held in 1998, the holders of the RCPS will have the right to elect one member to the Board and vote together with common stockholders on the election of additional Directors and all other Company matters on a one-for-ten basis until February 1999 and on a share for share basis thereafter.

     The Company shall not, without first obtaining the approval of at least a majority of the holders of the RCPS (i) alter or change the rights, preferences privileges or restrictions of shares of Cumulative Preferred Stock, (ii) increase the authorized number of shares or adjust the par value of Cumulative Preferred Stock, (iii) issue any shares of captial stock ranking senior as to dividends or rights upon liquidation or dissolution to the Cumulative Preferred Stock or (iv) issue any common stock at a price below the conversion price, as defined, to any officer, director or 10% shareholder.

12.  RELATED PARTY TRANSACTIONS

     During the fiscal years ended April 30, 1997 and 1996, the former Chief Operating Officer of the Company received $148,000 and $432,000, respectively, as fees for assisting the Company in various capital raising transactions.

     During fiscal 1997, a director of the Company loaned the Company $100,000 in the form of a convertible note (See Note 10). This director is also an officer and director of a company which sold approximately $457,000 of material and supplies to the Company which was used on remediation projects during fiscal 1997, of which approximately $116,000 is included in accounts payable and accrued expenses as of April 30, 1997.

13.  MAJOR CUSTOMERS

     During fiscal 1997, one customer accounted for approximately 16% of the Company's sales. During fiscal 1996 two customers accounted for 21% and 13% of the Company's sales, respectively.

14.  FACILITY CONSOLIDATION

     In March 1997, management developed a plan to exit its several existing leased facilities and to consolidate operations in a single new location. In May 1997, the Company entered into a five year sublease agreement with an option to buy a 50,000 square foot facility in Bay Shore, New York. The new location was occupied on August 18, 1997 and houses all the operations of the Company. As such all other locations will be vacated. In accordance with the exit plan, the Company recorded a charge of $459,720 to write down the carrying value of its existing leaseholds and recorded a provision of $50,000 for costs associated with the termination of its existing leases for warehouse and office facilities.

15.  STOCK ISSUANCES

     During the year ended April 30, 1997, the Company issued 2,600,000 shares of common stock in several private placements for gross proceeds of $1,942,425. Direct expenses of $710,000 were paid out of these proceeds. In September 1996, the Company issued 75,000 shares of common stock valued at $35,000 related to the termination of the former Special Securities Counsel to the Company. The Company also issued 690,873 shares of common stock valued at $479,142 as consideration for various services provided during fiscal 1997. In connection with the acquisition of NAL, the Company issued, 200,000 restricted common shares and 200,000 stock options in February 1997 valued at $156,000 and $100,000, respectively, and 52,835 restricted common shares valued at $43,853 for legal services performed.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 AND 1996


15.  STOCK ISSUANCES (CONT'D)

     During the year ended April 30, 1996, the Company issued 3,690,750 shares of common stock in several private placements for gross proceeds of approximately $3,699,500. Direct expenses of approximately $96,000 were paid out of these proceeds. The Company also issued 297,333 shares of common stock, valued at $502,250 in connection with various professional and consulting fees. In connection with the acquisition of New York Testing Laboratories, Inc ("NYTL"), the Company issued 45,000 shares of common stock valued a $67,500. In addition, the Company issued 120,000 shares of common stock having a fair value of $120,000 consideration in connection with the settlement of a legal claim.

16.  STOCK OPTIONS

     At April 30, 1997, the Company had a fixed stock-based compensation plan. The Company has also issued options pursuant to informal plan parameters, i.e., without a written plan document. In each case, the exercise price of each option equals the market price of the Company's stock on the date of the grant.

     Effective January 21, 1995, the Company's adopted a stock option plan which provides for the granting of 1,000,000 non-qualified or incentive stock options to officers and key employees. Non-qualified options to purchase 700,000 shares were granted effective May 26, 1995 at an exercise price of $1.50 per share. Up to 50% of said options were exercisable after six months from the date of grant and the balance after one year. An option to purchase 100,000 shares previously granted to the former Chief Executive Officer was cancelled upon his termination in September 1996. In October 1996, the new Chief Executive Officer was granted options to purchase 400,000 shares of common stock at an exercise price of $.53 per share, the fair market value on the date of grant. As of July 31, 1997, no options issued under this plan have been exercised.

     On September 26, 1996, non-qualified stock options to purchase an aggregate of 300,000 shares of common stock were granted to non-employee directors of the Company at $.56 per share, the fair market value on the date of grant (repriced in Decmeber 1996 to $.375 per share). The options vest immediately and expire September 26, 2001.

     On December 2, 1996, pursuant to a Board vote, all options previously issued were repriced to $.375 per share, the fair market value of the Company's stock on that date.

     On December 2, 1996, the Company granted 703,520 non-qualified stock options to employees to purchase shares of the Company's common stock at an exercise price of $.375 per share, the fair market value on the date of the grant. The options may be exercised in full after December 2, 1998 and expire on December 2, 2001.

     On February 28, 1997, the Company granted 119,532 non-qualified stock options to emplyees to purchase shares of the Company's common stock at an exercise price of $.84 per share, the fair market value on the date of grant. The options may be exercised in full after February 28, 1999 and expire February 28, 2002.

     On February 7, 1997, the Company's shareholders approved the Company's 1997 Employee Stock Grant and Option Plan (the "1997 Plan"). The 1997 Plan allows for a maximum of 500,000 shares of common stock to be available with respect to the grants of awards under the plan.

     As of April 1, 1997, 26,025 non-qualified stock options previously issued to employees on December 2, 1992 and February 28, 1997 were forfeited as a result of employee terminations.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and net loss per share would be $4,906,898, or $.54 in 1997 and $5,370,159,

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 AND 1996

16.  STOCK OPTIONS (CONT'D)

     or $1.03 in 1996, respectively. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for both 1997 and 1996; expected volatility of 100%, expected life of 5 years, and no dividend yield. The weighted average risk free interest rate was 6.5% for 1997 and 1996.

     A summary of the status of the Company's stock option plans as of April 30, 1997 and 1996 are presented below:

                                                                   Range of
                                                No. of             Option Prices
                                                Options            Per share
                                               ----------          -------------
Outstanding at May 1, 1995                           --            $  --
Granted                                           700,000          $1.50
                                               ----------          -----
Outstanding at April 30, 1996                     700,000          $1.50
Granted                                         1,523,052          $.38 -.84
Canceled                                         (350,000)         $1.50
Forfeited                                         (26,025)         $.38-.84
                                               ----------          --------
Outstanding at April 30, 1997                   1,847,027          $.38-.84
                                               ==========          ========

Options exerciseable at April 30, 1996            350,000          $1.50
                                               ==========          =====

Options exerciseable at April 30, 1997          1,050,000          $.38-$.84
                                               ==========          =========

                        Number                 Weighted-Avg.                                     Number
Range of                Outstanding              Remaining             Weighted-Avg            Exercisable      Weighted-Avg.
Exercise Prices         At 4/30/97         Contractual Life (years)    Exercise Price           At 4/30/97      Exercise Price
---------------         -----------        ------------------------    --------------          -----------      --------------
$    .38                 1,734,827                 4.6                  $        0.38            1,050,000       $       0.38
$    .84                   112,200                 4.8                  $        0.84               -0-          $        --


     Effective March 10, 1995, the former Chief Operating Officer of the Company was granted a non-qualified option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.01 per share. This option vests and was only exerciseable during the five (5) year period commencing upon the occurrence of i) the termination of the officer, ii.) upon his death, or (ii) a change in control, as defined, which shall be deemed to include a material change of the officers of the Company. This option was cancelled and reissued under revised terms in September 1996 to the new Chief Executive Officer, as described below, in consideration for his taking operational control of the Company and structuring new management. No amounts have been charged to compensation expense in the accompanying statements of operations for the years ended April 30, 1997 and 1996 related to this option.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 AND 1996


16.  STOCK OPTIONS (CONT'D)

     In September 1996, in connection with the Company's appointment of a new Chairman, President and Chief Executive Officer of the Company, he was granted an option to purchase 2,000,000 shares of Common Stock at $.01 per share that becomes exercisable for five years commencing the earlier of (i) the Company's termination without cause of employment as its Chief Executive Officer and (ii) the date of a change of a majority of the Board of Directors, other than through action by the Board in creating and filling vacancies, or a change of controlling stockholders of the Company.

     On February 24, 1997, and in connection with the NAL acquisition, the Company granted the former owners of NAL non-qualified options to purchase 200,000 shares of the Company's stock at an exercise price of $.78 per share, the then fair market value of the Company's stock. These options were vested at the date of grant and expire February 23, 2002.

     In April 1997, and in connection with the convertible debt offering, the Company granted the placement agent non-qualified options to purchase 100,000 shares of the Company's stock at an execise price of $.50 per share. These options were vested at the date of grant and expire April 1999.


17.  INCOME TAXES

     No provision for income taxes was recorded during the years ended April 30, 1997 and 1996 due to net losses being incurred. (See Note 20 regarding restatement of 1996 consolidated financial statements). At April 30, 1997, the Company has net operating loss carryforwards for tax purposes of approximately $17,000,000 which expire through 2012.

     The Company's effective tax rate in 1997 and 1996 differs from the federal statutory rate as a result of a full valuation allowance being provided against gross deferred tax assets.


     Deferred tax assets consist of the following components at April 30:

                                                                       1996
                                                      1997          (restated)
                                                 ------------      ------------
           Net operating loss carryforwards      $  7,176,000      $  5,620,000
           Losses on investments                    2,559,000         2,517,000
           Other, net                                 347,000            83,000
                                                 ------------      ------------
                                                   10,082,000         8,220,000
           Less: Valuation allowance              (10,082,000)       (8,220,000)
                                                 ------------      ------------
                   Net deferred tax asset        $       --        $       --
                                                 ============      ============

     At April 30, 1997 and 1996, the Company has provided a full valuation allowance against the gross deferred tax asset since, in management's judgement, it is more likely than not, such benefits will not be realized.

     As a result of changes in stock ownership, a significant portion of the net operating loss carryforwards are subject to substantial restriction with regard to annual utilization.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 AND 1996



18.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments during the years ended April 30, 1997 and 1996 included interest of $93,145 and $50,629.

     In 1997 and 1996, non-cash investing activities included the acquisitions of NAL.and NYTL, respectively. Assets acquired, liabilities assumed, and consideration paid for acquisitions are detailed in Note 8.

     In addition, non-cash investing activities included the acquisition of property and equipment in exchange for vehicle installment notes and equipment notes of $372,789 in 1997 and $232,366 in 1996.

     In 1997 non-cash financing activities included the issuance of 100,000 stock options to the placement agent for the 10% convertible notes. The value of these options, $31,250 is included in debt issuance costs. In addition, non-cash financing activities included the repayment of a note payable with treasury stock of $33,143.

19.  COMMITMENTS AND CONTINGENCIES

     Litigation

     In October 1996, the United States Attorney for the Eastern District of New York obtained a federal grand jury indictment against, among others, the former Chief Operating Officer and the former Special Securities Counsel on charges including violations of federal securities law, including fraudulent issuances of 700,000 shares of the Company's common stock. The former Chief Operating Officer and the former Special Securitites Counsel both subsequently pleaded guilty to the charges in the Federal indictment. The SEC has been investigating what role,if any, other officers and directors, including the current Chairman and Chief Executive Officer and the former Chief Financial Officer, may have had in connection with such activities. The Company has cooperated and continues to cooperate with the SEC by providing documents in response to subpoenas issued to it. To date, no charges have been filed against the Company, it's CEO, or it's former CFO, as a result of the investigation. However, the SEC could seek an order enjoining the Company from violating the securities laws.

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

     Employment Agreements

     In October 1996 the Company renogotiated an existing employment agreement with its new Chairman and Chief Executive Officer. Terms of the revised agreement which expires in December 1998, provide for a base salary of $200,000 plus a bonus of 2% of gross revenues to a maximum of 25% of pre-tax profit, payable 50% in cash and 50% in restricted stock.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 AND 1996

20.  RESTATEMENT  OF  CONSOLIDATED   FINANCIAL  STATEMENTS  AND  FOURTH  QUARTER
     ADJUSTMENTS

     In connection with the April 30, 1997 year end accounting closing and subsequent analysis performed, it was determined that errors had been made with respect to the determination of the carrying value of the deferred income tax asset as of April 30, 1996 and April 30, 1995. In addition, compensation paid to a former officer of the Company had been accounted for as a reduction of additional paid-in capital during the year ended April 30,1996. The accompanying consolidated financial statements have been restated to correct the errors, resulting in the following changes to accumulated deficit as of April 30, 1996 and the related consolidated statements of operations for the year then ended.



                                                             Accumulated          Net              Loss
                                                               Deficit            Loss           Per Share
                                                            ------------      ------------       ---------
As previously reported                                      $(17,749,851)     $ (4,033,792)       $(0.77)
Overstatement of deferred income tax asset as of April
30, 1995                                                      (1,782,533)             --           --
Overstatement of additional paid-in capital and
understatement of compensation expense as of and for
the year ended April 30, 1996                                   (432,000)         (432,000)       (0.08)

Overstatement of deferred income tax asset and income
tax benefit as of and for the year ended April 30, 1996         (801,467)         (801,467)       (0.15)
                                                            ------------      ------------        -------
As adjusted                                                 $(20,765,851)     $ (5,267,259)       $(1.00)
                                                            ============      ============        =======


     During the fourth quarter of the year ended April 30, 1997, the Company made the following adjustments ($000's omitted) detailed below:


                                                        Totals
     Compensation previously charged to               ---------
     additional paid-in capital                       $   (148)

     Provisions to adjust assets to net realizable
     value                                                (498)

     Accruals of losses on contracts and various
     selling, general and administrative expenses         (508)

     Reversal of revenue recognized                       (120)

     Write-down of leasehold improvements and
     other facility consolidation costs                   (510)

     Other                                                (240)
                                                      ---------
     Total adjustments                                $ (2,024)
                                                      =========

     Certain of these adjustments relate to previously reported results for the first, second, and third quarters of fiscal 1997 which the Company has restated on Form 10-QSB/A.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES (Formerly Comprehensive Environmental Systems, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1997 AND 1996


21.  SUBSEQUENT EVENTS

     Secured Revolving Credit Facility

     In May 1997, the Company executed a revolving bank credit facility (the "Facility") which provides for borrowings of up to $1,500,000 secured by all of the Company's assets not previously pledged under a debt or lease obligation. The Facility bears interest at the bank's prime rate plus $1.5%. The Facility expires May 1, 2000.

     Borrowings shall be limited to the lesser of $1.5 million less reserves determined by the bank or 80% of the Company's eligible receivables, as defined. Said reserves will remain at a minimum $750,000 pending the satisfactory review by the bank of the Company's audited financial statements for the fiscal year ended April 30, 1997.

     The Facility requires certain minimum tangible net worth, working capital, and other restrictive covenants. The Company was in default of certain of these covenants at July 31, 1997.

     Employment Agreement

     Effective June 2, 1997, pursuant to a three-year employment agreement ending May 31, 2000, the Company hired a Vice President of New Business and Public Relations ("VP"). In connection therewith, the VP shall attend functions and develop new business and shall also aid and supervise in the preparation of forms and other matters involving the use of his professional engineers license. Under the agreement, there will be an annual salary of $175,000 per annum. The Company also issued 100,000 shares of its common stock in conjunction with the agreement and is obligated to issue an additional 100,000 shares on the first anniversary of the agreement. The Company has also agreed to provide term life insurance in the amount of $500,000, and to maintain professional liability insurance in the minimum sum of $1,000,000 covering errors and omissions.