Form 10QSB
period 1997-07-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1997-11-07
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended July 31, 1997

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

                  Yes __X__      No_____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, Par Value $.0001                          10,410,396
--------------------------------------------------------------------------------
(Title of Each Class)                          (Outstanding at October 31, 1997)

Transitional Small Business Disclosure Format (check one): Yes _____    No __X__

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                        WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                                  July 31,
                                                                                                    1997                 April 30,
                                                                                                 (Unaudited)               1997
                                                                                                ------------           ------------
ASSETS
CURRENT ASSETS
    Cash                                                                                        $    117,427           $    654,377
    Accounts receivable, net of allowance for doubtful
       accounts of $250,000 and $200,000 at July 31,
       1997 and April 30, 1997, respectively                                                       3,034,395              2,195,284
    Inventories and prepaid supplies                                                                 177,193                158,714
    Costs in excess of billings on contracts in progress                                             274,200                   --
    Due from officer                                                                                  49,053                   --
    Other current assets                                                                             276,752                426,220
                                                                                                ------------           ------------
            Total current assets                                                                   3,929,020              3,434,595
                                                                                                ------------           ------------

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and amortization                                                      3,122,060              2,841,783
                                                                                                ------------           ------------

OTHER ASSETS
    Goodwill, net                                                                                  1,488,866              1,529,320
    Note receivable, net of current portion                                                          196,125                200,282
    Other assets                                                                                     231,818                233,271
                                                                                                ------------           ------------

    TOTAL ASSETS                                                                                $  8,967,889           $  8,239,251
                                                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Note payable to bank                                                                        $    745,930           $       --
    Accounts payable and accrued expenses                                                          2,937,485              2,573,708
    Payroll taxes payable                                                                            527,715                347,404
    Current portion of long-term debt                                                                684,373                765,432
    Billings in excess of cost on contracts in progress                                              506,000                 18,765
    Obligations of unconsolidated subsidiary, net                                                    196,112                196,112
                                                                                                ------------           ------------
            Total current liabilities                                                              5,597,615              3,901,421

OTHER LIABILITIES
    Convertible notes                                                                                800,000                800,000
    Long-term debt, net of current portion                                                           467,446                454,560
    Other liabilities                                                                                 75,000                   --
                                                                                                ------------           ------------

            Total liabilities                                                                      6,940,061              5,155,981
                                                                                                ------------           ------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
 par value $.01; 1,300,000 shares issued and outstanding                                           1,300,000              1,300,000

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; 1,300,000
      Series A redeemable convertible shares issued and outstanding                                     --                     --
    Common stock, $.0001 par value,
      50,000,000 shares authorized;
      10,069,455 shares issued, 10,049,455, outstanding                                                1,007                    979
    Additional paid-in capital                                                                    27,741,402             27,318,031
    Treasury stock, 20,000 shares at cost                                                            (10,000)               (10,000)
    Accumulated deficit                                                                          (26,753,609)           (25,379,601)
    Less deferred compensation                                                                      (250,972)              (146,139)
                                                                                                ------------           ------------
            Total stockholders' equity                                                               727,828              1,783,270
                                                                                                ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $  8,967,889           $  8,239,251
                                                                                                ============           ============

See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)


                                                     July 31,         July 31,
                                                       1997             1996
                                                    -----------     -----------
Revenues                                            $ 3,295,363     $ 5,073,402

Cost of revenues                                      3,039,914       3,328,727
                                                    -----------     -----------

        Gross profit                                    255,449       1,744,675

Selling, general and administrative expenses          1,321,220       1,453,135
                                                    -----------     -----------

        Income (loss) from operations                (1,065,771)        291,540
                                                    -----------     -----------

Other income (expense):
  Losses on investments                                    --          (100,003)
  Interest expense                                     (308,237)        (15,056)
                                                    -----------     -----------
        Total other income (expense)                   (308,237)       (115,059)
                                                    -----------     -----------

        Net income (loss)                           $(1,374,008)    $   176,481
                                                    ===========     ===========

Earnings (loss) per common share                    $      (.14)    $       .02
                                                    ===========     ===========

Weighted average number of
  common shares outstanding                           9,835,410       7,597,922
                                                    ===========     ===========



See Accompanying Notes to Consolidated Financial Statements.

                                        WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              FOR THE THREE MONTHS ENDED JULY 31, 1997
                                                             (Unaudited)


                                                                     Common Stock
                                                             -------------------------------       Additional
                                                              Number of             Par              Paid-in             Treasury
                                                                Shares             Value             Capital               Stock
                                                             ------------       ------------       ------------        ------------
Balance at April 30, 1997                                       9,766,074       $        979       $ 27,318,031        $    (10,000)

Issuance of common stock for services                              86,011                  9             65,084                --

Issuance of common stock for
 employee and director compensation                               175,552                 17            127,509                --

 Issuance of common stock to settle
   legal obligations                                               21,818                  2             14,998                --

Accretion of discount on  convertible
    notes                                                            --                 --              239,126                --

Amortization of deferred compensation                                --                 --                 --                  --

Dividends paid                                                       --                 --              (23,346)               --

Net loss                                                             --                 --                 --                  --
                                                             ------------       ------------       ------------        ------------

Balance at July 31, 1997                                       10,049,455       $      1,007       $ 27,741,402        $    (10,000)
                                                             ============       ============       ============        ============

                                                              Accumulated         Deferred
                                                                Deficit         Compensation          Total
                                                             ------------       ------------       ------------
Balance at April 30, 1997                                    $(25,379,601)      $   (146,139)      $  1,783,270

Issuance of common stock for services                                --              (15,000)            50,093

Issuance of common stock for
 employee and director compensation                                  --             (150,000)           (22,474)

 Issuance of common stock to settle
   legal obligations                                                 --                 --               15,000

Accretion of discount on  convertible
    notes                                                            --                 --              239,126

Amortization of deferred compensation                                --               60,167             60,167

Dividends paid                                                       --                 --              (23,346)

Net loss                                                       (1,374,008)              --           (1,374,008)
                                                             ------------       ------------       ------------

Balance at July 31, 1997                                     $(26,753,609)          (250,972)      $    727,828
                                                             ============       ============       ============



See Accompanying Notes to Consolidated Financial Statements.

                                        WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     FOR THE THREE MONTHS ENDED
                                                             (Unaudited)

                                                                                                   July 31,               July 31,
                                                                                                     1997                   1996
                                                                                                 -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                            $(1,374,008)           $   176,481
    Adjustments to reconcile net income (loss) to net cash
    flows from operating activities:
      Depreciation and amortization                                                                  542,562                160,300
      Provision for doubtful accounts                                                                 76,997                 31,000
      Issuance of common stock for services                                                           60,776                150,000
      Losses on investment                                                                              --                  100,003
    Changes in operating assets and liabilities:
      Accounts receivable                                                                           (916,108)            (1,155,260)
      Inventories                                                                                    (18,479)              (105,000)
      Due from officer                                                                               (49,053)                  --
      Other current assets                                                                           149,468                (89,260)
      Other assets                                                                                    (9,567)                21,791
      Accounts payable and accrued expenses                                                          420,620                279,321
      Current Income taxes                                                                           180,311                (38,375)
      Billings  in excess of costs on contracts in progess, net                                      213,035                   --
      Other current liabilities                                                                         --                 (228,591)
                                                                                                 -----------            -----------

NET CASH USED BY OPERATING ACTIVITIES                                                               (723,446)              (697,590)
                                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Obligations of unconsolidated subsidiary, net                                                       --                  147,987
    Collection of notes receivable                                                                     4,157                   --
    Acquisition of fixed assets                                                                     (390,091)              (196,197)
                                                                                                 -----------            -----------

NET CASH USED BY INVESTING ACTIVITIES                                                               (385,934)               (48,210)
                                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt                                                            (150,154)               (33,135)
    Proceeds from revolving bank line, net                                                           745,930                   --
    Dividends paid on redeemable preferred stock                                                     (23,346)                  --
    Proceeds from issuance of common stock                                                              --                1,129,413
                                                                                                 -----------            -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            572,430              1,096,278
                                                                                                 -----------            -----------

NET INCREASE (DECREASE) IN CASH                                                                     (536,950)               350,478

CASH - BEGINNING                                                                                     654,377                282,933
                                                                                                 -----------            -----------

CASH - ENDING                                                                                    $   117,427            $   633,411
                                                                                                 ===========            ===========

Cash paid during the period for:

Interest                                                                                         $    34,027            $      --
                                                                                                 ===========            ===========
Taxes                                                                                            $      --              $      --
                                                                                                 ===========            ===========



See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JULY 31, 1997
                                   (Unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet at April 30, 1997 has been derived from the audited consolidated balance sheet contained in Windswept Environmental Group, Inc.'s (the "Company") Form 10-KSB and is presented for comparative purposes. The unaudited interim financial statements of the Company for the three months ended July 31, 1997 and 1996 have been prepared by management and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated interim financial statements should be read in conjunction with he financial statements and notes thereto included in the Company's Form 10-KSB for fiscal year ended April 30, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications   -  Certain   amounts   included  in  the  prior  year's
     consolidated financial statements have been reclassified to conform with the current periods presentation.

3    LIQUIDITY AND BUSINESS RISKS

     As of July 31, 1997 the Company has an accumulated deficit of $26,753,609 and has not generated positive cash flow from operations to date. The Company has financed its operations to date primarily through issuances of debt and equity securities. At July 31, 1997, the Company had $117,427 in cash, and a working capital deficit of $1,668,595. In addition, as of October 31, 1997 and July 31, 1997, the Company was in arrears with respect to certain payroll tax obligations of approxinately $575,000 and $528,000, respectively.

     In May 1997, the Company entered into a revolving bank credit facility to obtain a revolving credit line of $1,500,000, secured by certain of the Company's assets. Borrowings remain at a maximum of $750,000. The Company is working independently and in conjunction with its bank to find financing sources above the $750,000 line which the bank has made available, using the same collateral provided to the bank. The Company has received proposals which it is in the process of evaluating.

     The Company believes that, should this financing be made available, the Company would have adequate capital resources to meet its current cash requirements for a period of at least twelve months. Management believes that should the bank not make available the additional financing, there will be alternative debt and/or equity sources available to the Company. The Company is currently engaged in various discussions with potential investors regarding possible equity transactions.In addition, the Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events effecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements will depend on numerous factors, including, but no limited to: (i) the ability to successfully bid on construction contracts (ii) the ability to generate positive cash flow from operations, and (iii) general economic conditions.

4.   EQUITY TRANSACTIONS

     During the quarter ended July 31, 1997, the Company issued 100,000 common share valued at $75,000 to a new employee. The Company also agreed to issue an additonal 100,000 common shares to the same employee on the one year employment anniversary date.

5.   RELATED PARTY TRANSACTIONS

     Due from officer represent interest bearing (8%) advances to the Company's chief executive officer due upon demand. The Company purchased materials and supplies of $38,317, and had an outstanding balance payable of $56,598 to Eastco Industrial Safety Corp., of which one of it's directors is affiliated. The same director is owed $100,000 on a 12% convertible note payable in full on December 1999.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JULY 31, 1997
                                   (Unaudited)

6.   NOTE PAYABLE TO BANK

     Secured Revolving Credit Facility

     In May 1997, the Company executed a revolving bank credit facility (the "Facility") which provides for borrowings of up to $1,500,000 secured by all of the Company's assets not previously pledged under a debt or lease obligation. The Facility bears interest at the bank's prime rate plus $1.5%. The Facility expires May 1, 2000.

     Borrowings shall be limited to the lesser of $1.5 million less reserves determined by the bank or 80% of the Company's eligible receivables, as defined. Said reserves remain at a minimum $750,000.

     The Facility requires certain minimum tangible net worth, working capital, and other restrictive covenants. The Company was in default of certain of these covenants at July 31, 1997.

7.   STATEMENT OF CASH FLOWS

     During  the  quarter  ended  July  31,  1997,  the  Company   financed  the
     acquisition of certain machinery and office equipment of approximately $82,000 through various capital lease transactions. The Company utilized approximately $72,000 of its common stock to repay liabilities of $57,000 and prepaid certain public relations expenses in the amount of $15,000. In connection with an employment agreement reached during the first quarter of fiscal 1998 the Company recorded deferred compensation of $150,000 after issuing 100,000 shares of its common stock valued at $75,000 and recording an other liability of $75,000 for the shares to be issued on the employment anniversary date. See Note 4.

     During the quarter ended July 31, 1996 the Company issued $58,000 in treasury shares to settle legal obligations.

8.   COMMITMENTS AND CONTINGENCIES

     Litigation

     In October 1996, the United States Attorney for the Eastern District of New York obtained a federal grand jury indictment against, among others, the former Chief Operating Officer and the former Special Securitie Counsel on charges including violations of federal securities law, including fraudulent issuances of 700,000 shares of the Company's common stock. The former Chief Operating Officer and the former Special Securitites Counsel both subsequently pleaded guilty to the charges in the Federal indictment. The SEC has been investigating what role,if any, other officers and directors, including the current Chairman and Chief Executive Officer and the former Chief Financial Officer, may have had in connection with such activities. The Company hascooperated and continues to cooperate with the SEC by providing documents in response to subpoenas issued to it. To date, no charges have been filed against the Company, it's CEO, or it's former CFO, as a result of the investigation. However, the SEC could seek an order enjoining the Company from violating the securities laws.

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

     The Company is currently in default of its bank agreement due to failure to comply with certain of its loan covenants. The Company is also in default of its $700,000 convertible notes due to non-payment of interest.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the fiscal quarters ended July 31, 1997 and 1996, should be read in conjunction with the Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

Net loss and loss per share was $(1,374,008) and $(.14) at July 31, 1997 compared to net income and earnings per shareof $176,481 and $.02 per share during the same period in 1996.

Revenues decreased by $1,778,039,  or 35%, from $5,073,402 to $3,295,363,  while gross margins declined to 8% compared to 34% for the first quarter of fiscal 1997. In the quarter ended July 31, 1996 the Company generated revenues of $2,200,000 on a New York City Housing Authority paint removal project. The decrease in gross margin was a result of the recognition of losses in the current period related to certain longer-term contracts with projected losses, the effect of higher labor costs due to unionization in June 1996, and cost overruns on certain fixed price contracts during the quarter ended July 31, 1997.

Non-cash charges increased from $441,000 for the quarter ended July 31,1996 to $680,000 in the present quarter, or 54% over the prior comparative period. During the present quarter the Company incurred approximately $240,000 of interest expense relating to the accretion of a discount on the $700,000 of convertible notes issued in the fourth quarter of fiscal 1997. The Company also incurred approximately $36,000 in goodwill amortization (included in selling, general, and administrative charges) associated with the North Atlantic acquisition which it also concluded in the fourth quarter of fiscal 1997.The Company incurred increased depreciation charges and bad debt provision charges of approximately $55,000 and $46,000, respectively in this fiscal period which offset the $100,000 losses on investments in the prior fiscal year. The increased depreciation charges are reflective of the Company's growth in equipment capacity necessary to provide its broad range of services.

Selling, general and administrative expenses declined by $131,915, or 9%, from $1,453,135 as of July 31,1996 to $1,321,220 as of July 31, 1997. The decline was primarily related to a reduction in promotion, consulting and legal expenses of approximately $315,000 in the prior comparative quarter offset by higher employee compensation costs, goodwill amortization expense of $40,000, and $25,000 in fines for late payroll filings in the current quarter. The Company has hired various engineering, technical consulting, business development and marketing personnel which it is paying on a non-commission based salary structure to develop and extend various strategic lines of business for which the Company has set its strategic focus. The Company intends to provide various additional value-added services to its existing clientele and to significantly enhance its service offering to more profitable business areas.

Interest expense reflects the $240,000 accretion of the discount described above and approximately $21,000 of interest on convertible notes. The balance represents amortization of debt issue costs and fees associated with the current bank facility as well as normal interest charges related to its bank facilty and outstanding equipment loans.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1997 the Company has an accumulated deficit of $26,753,609 and has not generated positive cash flow from operations to date. The Company has financed its operations to date primarily through issuances of debt and equity securities. At July 31, 1997, the Company had $117,427 in cash, and a working capital deficit of $1,668,595. In addition, as of October 31, 1997 and July 31, 1997, the Company was in arrears with respect to certain payroll tax obligations of approxinately $575,000 and $528,000, respectively. During the quarter ended July 31, 1997, the Company invested approximately $390,000 in its property and equipment. Of this amount $275,000 was spent on leasehold improvements relating to the new Bay Shore headquarters and central operations facility, $60,000 in transportation equipment and $55,000 on various other machinery and equipment. The Company also paid down approximately $150,000 of equipment loans and paid $23,346 in dividends to the holders of mandatorily redeemable convertible preferred stock.

In May 1997, the Company entered into a revolving bank credit facility to obtain a revolving credit line of $1,500,000, secured by certain of the Company's assets. Borrowings remain at a maximum of $750,000. The Company is working independently and in conjunction with it's bank to find financing sources above the $750,000 line which the bank has made available, using the same collateral provided to the bank. The Company has received various proposals which it is in the process of evaluating. The Company is currently in default of this agreement due to failure to comply with certain of its loan covenants. The Company is also in default of its $700,000 convertible notes due to non-payment of interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont.).

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

The Company believes that, should this financing be made available, the Company would have adequate capital resources to meet its current cash requirements for a period of at least twelve months. Management believes that should the bank not make available the additional financing, there will be alternative debt and/or equity sources available to the Company. The Company is currently engaged in various discussions with potential investors regarding possible equity transactions.In addition, the Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements will depend on numerous factors, including, but no limited to: (i) the ability to successfully bid on construction contracts (ii) the ability to generate positive cash flow from operations, and (iii) general economic conditions.

The Company has reached certain short term agreements with federal tax authorities on certain of its past due payroll withholding taxes. It is the Company's intent to clear up the balance of these taxes as soon as it can obtain financing. No assurance can be given that the tax authorities will not immediately seek payment of the taxes, or that the tax authorities will not commence an action or file a lien against the Company in order to recover the taxes.

Any forward looking statements contained in this document reflect management's current intentions and expectations. Actual future results could vary materially depending on certain risks and uncertainties, including factors such as financing, operational spending, revenue levels, and the other factors referred to in this document.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In October 1996, the United States Attorney for the Eastern District of New York obtained a federal grand jury indictment against, among others, the former Chief Operating Officer and the former Special Securitie Counsel on charges including violations of federal securities law, including fraudulent issuances of 700,000 shares of the Company's common stock. The former Chief Operating Officer and the former Special Securitites Counsel both subsequently pleaded guilty to the charges in the Federal indictment. The SEC has been investigating what role,if any, other officers and directors, including the current Chairman and Chief Executive Officer and the former Chief Financial Officer, may have had in connection with such activities. The Company has cooperated and continues to cooperate with the SEC by providing documents in response to subpoenas issued to it. To date, no charges have been filed against the Company, it's CEO, or it's former CFO, as a result of the investigation. However, the SEC could seek an order enjoining the Company from violating the securities laws.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     The Company is currently in default of its secured revolving credit line with North Fork Bank due to failure to comply with certain of the loan covenants. The Company is also default of its $700,000 convertible notes due to non-payment of interest.

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

Dated:  October 31, 1997

                                          WINDSWEPT ENVIRONMENTAL GROUP, INC.



                                               By: /s/ Michael O'Reilly
                                               ---------------------------------
                                               MICHAEL O'REILLY, Chairman and
                                               Chief Executive Officer



                                               By: /s/ Alan W. Schoenbart
                                               ---------------------------------
                                               ALAN W. SCHOENBART, CPA,
                                               Chief Financial Officer