Form 10QSB
period 1997-10-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1997-12-12
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended October 31, 1997

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

                   Yes   _X_                    No___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, Par Value $.0001                            10,436,005
(Title of Each Class)                         (Outstanding at November 30, 1997)

Transitional Small Business Disclosure Format (check one):   Yes___    No_X_

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      October 31,
                                                                          1997          April 30,
                                                                      (Unaudited)         1997
                                                                      ------------    ------------
ASSETS
CURRENT ASSETS
    Cash                                                              $     24,711    $    654,377
    Accounts receivable, net of allowance for doubtful
       accounts of $252,100 and $200,000 at October 31,
       1997 and April 30, 1997, respectively                             3,390,405       2,195,284
    Inventories                                                            179,760         158,714
    Costs in excess of billings on contracts in progress                   244,200            --
    Due from officer                                                        62,070            --
    Other current assets                                                   212,390         426,220
                                                                      ------------    ------------
            Total current assets                                         4,113,536       3,434,595
                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and amortization                            3,100,821       2,841,783
                                                                      ------------    ------------

OTHER ASSETS
    Goodwill, net                                                        1,450,077       1,529,320
    Note receivable, net of current portion                                177,237         200,282
    Other assets                                                           233,709         233,271
                                                                      ------------    ------------

    TOTAL ASSETS                                                      $  9,075,380    $  8,239,251
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Note payable to bank                                              $    728,613    $       --
    Accounts payable and accrued expenses                                3,778,380       2,573,708
    Payroll taxes payable                                                  610,618         347,404
    Current portion of long-term debt                                      603,232         765,432
    Billings in excess of cost on contracts in progress                    256,000          18,765
    Obligations of unconsolidated subsidiary, net                          196,112         196,112
                                                                      ------------    ------------
            Total current liabilities                                    6,172,955       3,901,421

OTHER LIABILITIES
    Convertible notes                                                      800,000         800,000
    Long-term debt, net of current portion                                 393,872         454,560
    Other liabilities                                                       75,000            --
                                                                      ------------    ------------

            Total liabilities                                            7,441,827       5,155,981
                                                                      ------------    ------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
 par value $.01; 1,300,000 shares issued and outstanding                 1,300,000       1,300,000

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; 1,300,000
      Series A redeemable convertible shares issued and outstanding           --              --
    Common stock, $.0001 par value,
      50,000,000 shares authorized;
      10,410,396 shares issued, 10,390,396, outstanding                      1,043             979
    Additional paid-in capital                                          28,043,607      27,318,031
    Treasury stock, 20,000 shares at cost                                  (10,000)        (10,000)
    Accumulated deficit                                                (27,519,292)    (25,379,601)
    Less deferred compensation                                            (181,805)       (146,139)
                                                                      ------------    ------------
            Total stockholders' equity                                     333,553       1,783,270
                                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  9,075,380    $  8,239,251
                                                                      ============    ============

See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended             Six Months Ended
                                         ------------------             ----------------
                                             October 31,                   October 31,
                                        1997            1996            1997            1996
                                    ------------    ------------    ------------    ------------
Revenues                            $  3,601,372    $  3,178,140    $  6,896,735    $  8,251,542

Cost of revenues                       2,913,938       2,211,412       5,953,852       5,540,139
                                    ------------    ------------    ------------    ------------

    Gross profit                         687,434         966,728         942,883       2,711,403

Selling, general and
   administrative expenses             1,261,893       1,176,172       2,583,113       2,629,307
Special charges                             --         1,193,000            --         1,193,000
                                    ------------    ------------    ------------    ------------

 Loss before other
   income(expense)                      (574,459)     (1,402,444)     (1,640,230)     (1,110,904)
                                    ------------    ------------    ------------    ------------

Other income (expense):
 Settlement of legal claims, net            --           296,654            --           296,654
 Losses on investments                      --          (195,068)           --          (295,071)
 Gain on sale of assets, net               1,735         221,710           1,735         221,710
 Interest expense                       (192,959)        (12,527)       (501,196)        (27,583)
                                    ------------    ------------    ------------    ------------
     Total other income (expense)       (191,224)        310,769        (499,461)        195,710
                                    ------------    ------------    ------------    ------------

         Net loss                   $   (765,683)   $ (1,091.675)   $ (2,139,691)   $   (915,194)
                                    ============    ============    ============    ============

Loss per common share               $       (.08)   $       (.12)   $       (.22)   $       (.11)
                                    ============    ============    ============    ============

Weighted average number of
common shares outstanding             10,110,692       9,065,977       9,973,051       8,331,449
                                    ============    ============    ============    ------------


See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1997
                                   (Unaudited)

                                                Common Stock
                                                ------------           Additional
                                          Number of          Par         Paid-in        Treasury
                                           Shares           Value        Capital          Stock
                                         ------------   ------------   ------------    ------------
Balance at April 30, 1997                   9,766,074   $        979   $ 27,318,031    $    (10,000)

Issuance of common stock for services         416,146             42        243,838            --

Issuance of stock options for services           --             --           10,000            --

Issuance of common stock for
 employee and director compensation           190,286             18        134,434            --

 Issuance of common stock to settle
   legal obligations                           37,890              4         23,996            --

Accretion of discount on  convertible
    notes                                        --             --          356,154            --

Amortization of deferred compensation            --             --             --              --

Dividends                                        --             --          (42,846)           --

Net loss                                         --             --             --              --
                                         ------------   ------------   ------------    ------------

Balance at October 31, 1997                10,410,396   $      1,043   $ 28,043,607    $    (10,000)
                                         ============   ============   ============    ============



                                         Accumulated       Deferred
                                           Deficit       Compensation        Total
                                         ------------    ------------    ------------
Balance at April 30, 1997                $(25,379,601)   $   (146,139)   $  1,783,270

Issuance of common stock for services            --           (15,000)        228,880

Issuance of stock options for services           --              --            10,000

Issuance of common stock for
 employee and director compensation              --          (150,000)        (15,548)

 Issuance of common stock to settle
   legal obligations                             --              --            24,000

Accretion of discount on  convertible
    notes                                        --              --           356,154

Amortization of deferred compensation            --           129,334         129,334

Dividends                                        --              --           (42,846)

Net loss                                   (2,139,691)           --        (2,139,691)
                                         ------------    ------------    ------------

Balance at October 31, 1997              $(27,519,292)       (181,805)   $    333,553
                                         ============    ============    ============

See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                   (Unaudited)

                                                                  October 31,    October 31,
                                                                     1997           1996
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $(2,139,691)   $  (915,194)
    Adjustments to reconcile net loss to net cash
    flows from operating activities:
      Depreciation and amortization                                   983,633        321,329
      Provision for doubtful accounts                                  78,097         62,000
      Issuance of common stock and stock options for services         106,346        206,000
      Losses on investment                                               --          295,071
      Special charges                                                    --          211,000
      Gain on sale of assets                                           (1,735)      (221,710)
      Other, net                                                         --           25,000
    Changes in operating assets and liabilities:
      Accounts receivable                                          (1,273,217)      (658,857)
      Other current assets                                            244,623       (227,106)
      Inventories                                                     (21,046)          --
      Due from officer                                                (62,070)          --
      Other assets                                                    (17,538)       (11,616)
      Accounts payable and accrued expenses                         1,401,158        151,608
      Payroll taxes payable                                           263,214       (228,591)
      Costs in excess of billings on contracts in progress, net        (6,965)          --
                                                                  -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES                                (445,191)      (991,066)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Obligations of unconsolidated subsidiary, net                        --          145,054
    Proceeds from sale of assets                                       14,614        221,710
    Collection of notes receivable                                     23,045           --
    Acquisition of fixed assets and leasehold improvements           (586,974)      (431,909)
                                                                  -----------    -----------

NET CASH USED BY INVESTING ACTIVITIES                                (549,315)       (65,145)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from note payable                                           --          100,000
    Proceeds from long term debt                                         --          223,000
    Principal payments of long-term debt                             (340,427)      (232,031)
    Proceeds from revolving bank line, net                            728,613           --
    Dividends paid on redeemable preferred stock                      (23,346)          --
    Proceeds from issuance of common stock                               --        1,129,413
                                                                  -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             364,840      1,220,382
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH                                      (629,666)       164,171

CASH - BEGINNING                                                      654,377        282,933
                                                                  -----------    -----------

CASH - ENDING                                                     $    24,711    $   447,104
                                                                  ===========    ===========

Cash paid during the period for:

Interest                                                          $    97,093    $    29,131
                                                                  ===========    ===========
Taxes                                                             $      --      $       346
                                                                  ===========    ===========



See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1997
                                   (Unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet at April 30, 1997 has been derived from the audited consolidated balance sheet contained in Windswept Environmental Group, Inc.'s (the "Company") Form 10-KSB and is presented for comparative purposes. The unaudited interim financial statements of the Company for the six and three months ended October 31, 1997 and 1996 have been prepared by management and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for fiscal year ended April 30, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications   -  Certain   amounts   included  in  the  prior  year's
     consolidated financial statements have been reclassified to conform with the current periods presentation.

3.   LIQUIDITY AND BUSINESS RISKS

     As of October 31, 1997 the Company has an accumulated deficit of $27,519,292 and has not generated positive cash flow from operations to date. The Company has financed its operations to date primarily through issuances of debt and equity securities. At October 31, 1997, the Company had $24,711 in cash, and a working capital deficit of $2,059,419 (inclusive of the $728,613 note payable to bank). In addition, as of November 30, 1997 and October 31, 1997, the Company was in arrears with respect to certain payroll tax obligations of approxinately $537,000 and $611,000, respectively.

     In May 1997, the Company entered into a revolving bank credit facility to obtain a revolving credit line of $1,500,000, secured by all of the Company's assets not previously pledged under a debt or lease obligation. The facility bears interest at the bank's prime rate plus 1.5% and expires May 1, 2000. Borrowings shall be limited to the lesser of $1.5 million less reserves determined by the bank or 80% of the Company's eligible receivables, as defined. Said reserves remain at a minimum $750,000. The facility requires minimum tangible net worth, working capital, and other restrictive covenants. The Company is currently in default of this agreement due to failure to comply with certain of its loan covenants. The Company is working independently and in conjunction with its bank to find financing sources above the $750,000 line which the bank has made available, using the same collateral provided to the bank. The Company has received proposals which it is in the process of evaluating.

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

4.   RELATED PARTY TRANSACTIONS

     Due from officer represent interest bearing (8%) advances to the Company's chief executive officer due upon demand. The Company purchased materials and supplies of $157,437, and had an outstanding balance payable of $157,331 to Eastco Industrial Safety Corp., of which one of it's directors is affiliated. The same director is owed $100,000 on a 12% convertible note payable in full on December 1999.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1997
                                   (Unaudited)


5.   STATEMENT OF CASH FLOWS

     During the six months ended October 31, 1997, the Company financed the acquisition of certain machinery and office equipment of approximately $87,000 through various capital lease transactions, and recorded approximately $31,000 of prepaid insurance premiums which it financed. The Company utilized approximately $231,000 of its common stock to repay liabilities of $216,000 and prepaid certain public relations expenses in the amount of $15,000. In connection with an employment agreement reached during the first quarter of fiscal 1998 the Company recorded deferred compensation of $150,000 after issuing 100,000 shares of its common stock valued at $75,000 and recording an other liability of $75,000 for the shares to be issued on the employment anniversary date. Additionally, the Company accrued $19,500 of dividends which are in arrears on the redeemable preferred stock.

6.   COMMITMENTS AND CONTINGENCIES

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


7.   SUBSEQUENT EVENTS

     On December 10, 1997 the Company settled a lawsuit relating to $250,000 which former management advanced during fiscal 1994 to the Mohave Shores Development, Inc. (Mohave) in anticipation of developing land on an Indian reservation in Arizona under a joint venture agreement. The Company will receive $120,000 over a four year period under a non-interest bearing arrangement with payments once a year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the fiscal quarters ended October 31, 1997 and 1996, should be read in conjunction with the Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

Net loss and loss per share for the quarter and six months ended October 31, 1997 was $765,683 and $.08 and $2,139,691 and $.22, respectively, compared to a net loss and loss per share for the quarter and six months ended October 31, 1996 of $1,091,675 and $.12 and $915,194 and $.11, respectively.

Revenues for the quarter ended October 31, 1997 increased $423,232, or 13%, to $3,601,372 from $3,178,140. The increase in revenues is reflective of approximately $646,000 revenues generated during the quarter by North Atlantic Laboratories which was purchased by the Company in February 1997 (and therefore not in the prior comparative quarter). Gross margins declined to 19% from 30% in the prior comparative quarter. Revenues for the first six months of fiscal 1998 decreased by $1,354,807, or 16%, from $8,251,542 to $6,896,735, while gross margins declined to 14% compared to 33% for the first six months of fiscal 1997. In the quarter ended July 31, 1996 the Company generated revenues of $2,200,000 on a New York City Housing Authority paint removal project. The decrease in gross margin was a result of the recognition of losses in the current period related to certain longer-term contracts with projected losses, the effect of higher labor and benefit (including worker's compensation insurance) costs due to unionization in June 1996, and cost overruns on certain fixed price contracts during the quarter ended July 31, 1997.

Selling, general and administrative expenses for the quarter ended October 31, 1997 increased by $85,721, or 7%, to $1,261,893 from $1,176,172. Selling, general and administrative expenses for the six month period declined by $46,194, or 2%, from $2,629,307 to $2,583,113. The Company has hired various engineering, technical consulting, business development and marketing personnel which it is paying on a non-commission based salary structure to develop and extend various strategic lines of business for which the Company has set its strategic focus. The Company intends to provide various additional value-added services to its existing clientele and to significantly enhance its service offering to more profitable business areas. These expenses were offset by a reduction in promotion, consulting and legal expenses in the prior comparative six month period. Additionally selling, general and administrative expenses include $80,000 of goodwill amortization expense related to the North Atlantic Laboratories acquisition and $60,000 in payroll tax penalties. These additional expenses over the prior comparative quarterly period were primarily responsible for the increase in selling, general, and administrative expenses in the quarter.

Interest expense reflects the $356,000 accretion of the discount on the $700,000 of convertible notes, approximately $41,000 of interest on the convertible notes, and approximately $10,000 of interest related to late payroll tax withholdings. The balance represents amortization of debt issue costs and fees associated with the current bank facility as well as normal interest charges related to its bank facilty and outstanding equipment loans.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1997 the Company has an accumulated deficit of $27,519,292 and has not generated positive cash flow from operations to date. The Company has financed its operations to date primarily through issuances of debt and equity securities. At October 31, 1997, the Company had $24,711 in cash, and a working capital deficit of $2,059,419 (inclusive of the $728,613 note payable to bank). In addition, as of November 30, 1997 and October 31, 1997, the Company was in arrears with respect to certain payroll tax obligations of approximately $537,000 and $611,000, respectively. During the six months ended October 31, 1997, the Company invested approximately $587,000 in its property and equipment. Of this amount $432,000 was spent on leasehold improvements relating to the new Bay Shore headquarters and central operations facility, $60,000 in transportation equipment and $95,000 on various other machinery and equipment. The Company also paid down approximately $340,000 of equipment loans and paid $23,346 in dividends to the holders of mandatorily redeemable convertible preferred stock. The Company has not paid the September 15, 1997 dividend payment to the holders of the aforementioned preferred stock and is presently accruing interest on the $19,500 payment which it has also accrued.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont,).

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

     On December 10, 1997 the Company settled a lawsuit relating to $250,000 which former management advanced during fiscal 1994 to the Mohave Shores Development, Inc. (Mohave) in anticipation of developing land on an Indian reservation in Arizona under a joint venture agreement. The Company will receive $120,000 over a four year period under a non-interest bearing arrangement with payments once a year.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     The Company is currently in default of its secured revolving credit line with North Fork Bank due to failure to comply with certain of the loan covenants. The Company has not paid its September quarterly dividend payment and is in arrears on its mandatorily redeemable preferred stock.


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

Dated: December 12, 1997

               WINDSWEPT ENVIRONMENTAL GROUP, INC.



                                       By:/s/ Michael O'Reilly
                                       ---------------------------------------
                                       MICHAEL O'REILLY, Chairman and
                                       Chief Executive Officer



                                       By:/s/ Alan W.Schoenbart
                                       ---------------------------------------
                                       ALAN W. SCHOENBART, CPA,
                                       Chief Financial Officer