Form 10QSB
period 1998-01-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1998-03-16
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended January 31, 1998

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

                  Yes _X_     No___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, Par Value $.0001                            10,946,574
    (Title of Each Class)                     (Outstanding at February 28, 1998)

Transitional Small Business Disclosure Format (check one):  Yes___     No _X_

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       January 31,
                                                                          1998          April 30,
                                                                       (Unaudited)        1997
                                                                      ------------    ------------
ASSETS
CURRENT ASSETS
    Cash                                                              $    153,682    $    654,377
    Accounts receivable, net of allowance for doubtful
       accounts of $175,395 and $200,000 at January 31,
       1998 and April 30, 1997, respectively                             2,437,112       2,195,284
    Inventories                                                            163,957         158,714
    Costs in excess of billings on contracts in progress                   118,190            --
    Due from officer                                                        73,455            --
    Other current assets                                                   207,327         426,220
                                                                      ------------    ------------
            Total current assets                                         3,153,723       3,434,595
                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and amortization                            2,966,353       2,841,783
                                                                      ------------    ------------

OTHER ASSETS
    Goodwill, net                                                        1,411,288       1,529,320
    Notes receivable, net of current portion                               224,056         200,282
    Other assets                                                           196,110         233,271
                                                                      ------------    ------------

    TOTAL ASSETS                                                      $  7,951,530    $  8,239,251
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

    Note payable to bank                                              $    703,675    $       --
    Accounts payable and accrued expenses                                3,706,785       2,573,708
    Payroll taxes payable                                                  581,014         347,404
    Current portion of long-term debt                                      606,599         765,432
    Billings in excess of cost on contracts in progress                     56,000          18,765
    Obligations of unconsolidated subsidiary, net                          196,112         196,112
                                                                      ------------    ------------
            Total current liabilities                                    5,850,185       3,901,421

OTHER LIABILITIES
    Convertible notes                                                      800,000         800,000
    Long-term debt, net of current portion                                 309,785         454,560
    Other liabilities                                                       75,000            --
                                                                      ------------    ------------

            Total liabilities                                            7,034,970       5,155,981
                                                                      ------------    ------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
 par value $.01; 1,300,000 shares issued and outstanding                 1,300,000       1,300,000

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value,
      10,000,000 shares authorized; 1,300,000
      Series A redeemable convertible shares issued and outstanding           --              --
    Common stock, $.0001 par value,
      50,000,000 shares authorized;
      10,715,086 shares issued, 10,695,086 outstanding                       1,072             979
    Additional paid-in capital                                          28,057,366      27,318,031
    Treasury stock, 20,000 shares at cost                                  (10,000)        (10,000)
    Accumulated deficit                                                (28,316,240)    (25,379,601)
    Less deferred compensation                                            (115,638)       (146,139)
                                                                      ------------    ------------
            Total stockholders' equity (deficit)                          (383,440)      1,783,270
                                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $  7,951,530    $  8,239,251
                                                                      ============    ============

See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended                      Nine Months Ended
                                                                  ------------------                      -----------------
                                                                     January 31,                              January 31,
                                                               1998                1997                1998                1997
                                                           ------------        ------------        ------------        ------------
Revenues                                                   $  2,840,676        $  4,016,481        $  9,737,411        $ 12,268,023

Cost of revenues                                              2,413,511           3,420,747           8,367,363           9,383,515
                                                           ------------        ------------        ------------        ------------

    Gross profit                                                427,165             595,734           1,370,048           2,884,508

Selling, general and administrative                           1,236,740             974,627           3,819,853           3,181,305
Special charges                                                    --               150,000                --             1,343,000
                                                           ------------        ------------        ------------        ------------

 Loss before other
   income(expense)                                             (809,575)           (528,893)         (2,449,805)         (1,639,797)
                                                           ------------        ------------        ------------        ------------

Other income (expense):
 Settlement of legal claims, net                                102,993                --               102,993             296,654
 Losses on investments                                             --                  --                  --              (295,071)
 Gain on sale of assets, net                                       --                  --                 1,735             221,710
 Interest expense                                               (90,366)            (21,138)           (591,562)            (48,721)
                                                           ------------        ------------        ------------        ------------
     Total other income (expense)                                12,627             (21,138)           (486,834)            174,572
                                                           ------------        ------------        ------------        ------------

         Net loss                                          $   (796,948)       $   (550,031)       $ (2,936,639)       $ (1,465,225)
                                                           ============        ============        ============        ============

Loss per common share                                      $       (.08)       $       (.06)       $       (.29)       $       (.16)
                                                           ============        ============        ============        ============

Weighted average number of
common shares outstanding                                    10,475,481           9,727,371          10,147,194           9,125,444
                                                           ============        ============        ============        ============


See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1998
                                   (Unaudited)

                                             Common Stock
                                          ------------------    Additional
                                          Number of     Par      Paid-in      Treasury     Accumulated      Deferred
                                           Shares      Value     Capital        Stock        Deficit      Compensation     Total
                                          ---------    -----     -------        -----        -------      ------------     -----

Balance at April 30, 1997                 9,766,074   $  979   $27,318,031    $(10,000)   $(25,379,601)    $(146,139)   $ 1,783,270

Issuance of common stock for services       630,112       63       263,203        --              --         (15,000)       248,266

Issuance of stock options for services         --       --          10,000        --              --            --           10,000

Issuance of common stock for
 employee and director compensation         207,558       21       141,513        --              --        (150,000)        (8,466)

 Issuance of common stock to settle
   legal obligations                         91,342        9        40,561        --              --            --           40,570

Accretion of discount on  convertible
    notes                                      --       --         356,154        --              --            --          356,154

Amortization of deferred compensation          --       --            --          --              --         195,501        195,501

Dividends                                      --       --         (72,096)       --              --            --          (72,096)

Net loss                                       --       --            --          --        (2,936,639)         --       (2,936,639)
                                         ----------   ------   -----------    --------    ------------     ---------    -----------

Balance at January 31, 1998              10,695,086   $1,072   $28,057,366    $(10,000)   $(28,316,240)    $(115,638)   $  (383,440)
                                         ==========   ======   ===========    ========    ============     =========    ===========


See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                   (Unaudited)

                                                                                January 31,            January 31,
                                                                                   1998                    1997
                                                                                -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                    $(2,936,639)           $(1,465,225)
    Adjustments to reconcile net loss to net cash
    flows from operating activities:
      Depreciation and amortization                                               1,329,463                529,125
      Provision for doubtful accounts                                                80,187                 93,000
      Issuance of common stock and stock options for services                       138,246                240,945
      Losses on investment                                                             --                  295,071
      Special charges                                                                  --                  251,000
      Gain on settlement of lawsuit                                                (102,993)                  --
      Gain on sale of assets                                                         (1,735)              (221,710)
      Other, net                                                                       --                   25,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                          (322,016)              (369,996)
      Other current assets                                                          360,623               (226,421)
      Inventories                                                                    (5,242)                  --
      Other assets                                                                  (10,181)                22,652
      Accounts payable and accrued expenses                                       1,311,451                560,007
      Payroll taxes payable                                                         233,610               (188,434)
      Costs in excess of billings on contracts in progress, net                     (80,955)                  --
                                                                                -----------            -----------

NET CASH USED BY OPERATING ACTIVITIES                                                (6,181)              (454,986)
                                                                                -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Obligations of unconsolidated subsidiary, net                                      --                  145,055
    Proceeds from sale of assets                                                     14,614                221,710
    Collection of notes receivable                                                   43,903               (265,000)
    Due from officer                                                                (73,455)                  --
    Acquisition of fixed assets and leasehold improvements                         (623,692)              (774,311)
                                                                                -----------            -----------

NET CASH USED BY INVESTING ACTIVITIES                                              (638,630)              (672,546)
                                                                                -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from note payable                                                         --                  100,000
    Proceeds from long term debt                                                       --                  566,419
    Principal payments of long-term debt                                           (536,213)              (277,662)
    Proceeds from revolving bank line, net                                          703,675                   --
    Dividends paid on redeemable preferred stock                                    (23,346)                  --
    Proceeds from issuance of common stock                                             --                1,129,413
                                                                                -----------            -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           144,116              1,518,170
                                                                                -----------            -----------

NET INCREASE (DECREASE) IN CASH                                                    (500,695)               390,638

CASH - BEGINNING                                                                    654,377                282,933
                                                                                -----------            -----------

CASH - ENDING                                                                   $   153,682            $   673,571
                                                                                ===========            ===========

Cash paid during the period for:

Interest                                                                        $   142,422            $    50,699
                                                                                ===========            ===========
Taxes                                                                           $      --              $       346
                                                                                ===========            ===========


See Accompanying Notes to Consolidated Financial Statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1998
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30,1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications   -  Certain   amounts   included  in  the  prior  year's
     consolidated financial statements have been reclassified to conform with the current periods presentation.

3.   LIQUIDITY AND BUSINESS RISKS

     As of January 31, 1998 the Company has an accumulated deficit of $28,316,240 and has not generated positive cash flow from operations to date. The Company has financed its operations to date primarily through issuances of debt and equity securities. At January 31, 1998, the Company had $153,682 in cash, and a working capital deficit of $2,696,462 ( inclusive of the $703,675 note payable to bank). In addition, as of January 31, 1998, the Company was in arrears with respect to certain payroll tax obligations of approximately $581,000. As of February 28, 1998 this was amount was reduced to $556,000, as part of an arrangement with federal payroll tax authorities. See Note 7.

     In May 1997, the Company entered into a revolving bank credit facility to obtain a revolving credit line of $1,500,000, secured by certain of the Company's assets. Borrowings remain at a maximum of $750,000.

     On February 13, 1998 the Company and its lender, North Fork Bank, entered into an agreement to amend its current revolving credit facility with the bank. Under the agreement, the Company agreed to pay off all amounts due the bank in excess of $200,000. The $200,000 balance was then converted to a term note over two years at prime plus 3%. The Bank agreed to release its lien on the Company's accounts receivable and take a secondary position thereon, but maintained its lien on all the Company's equipment and other assets. In addition, the bank secured the personal guaranty of the Company's chief executive officer. The Company then entered into an initial six month factoring arrangement on its accounts receivable and paid off the bank approximately $550,000. As of March, 1998 the factor had advanced approximately $1,000,000 to the Company.

     The Company is presently in discussions to obtain other secured debt financing to satisfy its outstanding payroll and other working capital obligations. The Company has recently implemented major cost saving measures to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events effecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements will depend on numerous factors, including, but no limited to: (I) the ability to generate positive cash flow from operations, and (ii) general economic conditions.

4.   EQUITY TRANSACTIONS

     On December 24, 1997, the Company filed an S-8 Registration statement for its 1997 Incentive Plan ("Plan"). Under the Plan, the Company is permitted to grant up to a maximum of 1,000,000 common stock awards, incentive stock options and options not so qualifying. As of February 28, 1998 no incentive stock options have been issued.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1998
                                   (Unaudited)

4.   EQUITY TRANSACTIONS (CONT.)

     On December 29, 1997, the Company issued non-qualified stock options to all of its employees (1,341,394 options), officers (220,800 options), and directors (300,000 options), exercisable at $.22 per share. The options vest after a two year holding period. In addition, 150,000 non-qualified stock options exercisable at $.22 per share were issued to its Chief Financial Officer in connection with his employment. The Board of Directors also authorized the repricing of all options exercisable above $.22 to current officers, directors, and employees previous to December 29, 1997, to $.22.

     On March 13, 1998 certain employees of the Company were issued 285,000 non-qualified stock options exercisable at $.13. These options were issued to replace the 262,306 options forfeited in the current fiscal year.

5.   RELATED PARTY TRANSACTIONS

     Due from officer represent interest bearing (8%) advances to the Company's chief executive officer due upon demand.

     The Company purchased materials and supplies of $166,232 for the nine months ended January 31, 1998, and had an outstanding balance payable of $92,884 to Eastco Industrial Safety Corp., of which one of it's directors is affiliated. The same director is owed $100,000 on a 12% convertible note payable in full on December 1999. Accrued interest of $15,500 on this note is included in accrued expenses.

6.   STATEMENTS OF CASH FLOWS

     During the nine months ended January 31, 1998, the Company financed the acquisition of certain machinery and office equipment of approximately $126,000 through various capital lease transactions and certain vehicle financing, and recorded approximately $106,000 of prepaid insurance premiums which it financed.

     The Company utilized 424,876 shares of its common stock (valued at approximately $242,000) to repay liabilities of $227,000 and prepaid certain public relations expenses in the amount of $15,000.

     In connection with an employment agreement reached during the first quarter of fiscal 1998 the Company recorded deferred compensation of $150,000 after issuing 100,000 shares of its common stock valued at $75,000 and recording an other liability of $75,000 for the shares to be issued on the employment anniversary date. Additionally, the Company accrued $48,750 of dividends, of which $39,000 are in arrears on the redeemable preferred stock.

7.   COMMITMENTS AND CONTINGENCIES

     The United States Attorney for the Eastern District of New York has not concluded the investigation of the Company it began in October 1996.

     The Company is awaiting the decision of the Securities and Exchange Commission concluding as to whether it will follow a staff recommendation that an enforcement action be filed seeking an injunction against future violations by the Company of the securities laws. The Company has vigorously opposed this recommendation on the grounds that all employees accused of wrongdoing have been terminated and other adequate remedial measures have been taken voluntarily by the Company.

     The Company has previously reached certain short term agreements on certain of its past due federal payroll withholding taxes. The Company is presently negotiating to extend the short term agreement into a longer term arrangement covering all past due withholding taxes. It is the Company's intent to clear up the balance of these taxes as soon as it can obtain the necessary financing. No assurance can be given that the tax authorities will not immediately seek payment of the taxes, or that the tax authorities will not commence an action or file a lien against the Company in order to recover the taxes.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1998
                                   (Unaudited)


7.   COMMITMENTS AND CONTINGENCIES (CONT.)

     On December 10, 1997 the Company settled a lawsuit relating to $250,000 which former management advanced during fiscal 1994 to the Mohave Shores Development, Inc. (Mohave) in anticipation of developing land on an Indian reservation in Arizona under a joint venture agreement. The Company expects to receive $120,000 over a four year period under a non-interest bearing arrangement with payments once a year.

     The Company is party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes, based on advice of counsel, the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations and cash flows of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the fiscal quarters ended January 31, 1998 and 1997, should be read in conjunction with the Condensed Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

Net loss and loss per share for the quarter and nine months ended January 31, 1998 was $796,948 and $.08 and $2,936,639 and $.29, respectively, compared to a net loss and loss per share for the quarter and nine months ended January 31, 1997 of $550,031 and $.06 and $1,465,225 and $.16, respectively.

Revenues for the quarter ended January 31, 1998 decreased $1,175,905, or 29%, to $2,840,676 from $4,016,481. Gross margins were comparable at 15%. The decline in quarterly revenues is reflective of approximately $1,400,000 generated in the comparable quarter in fiscal 1997 on the 60 Broad Street Asbestos Project. The current fiscal quarter includes $341,000 of revenues generated by North Atlantic Laboratories purchased by the Company in February 1997 (and therefore not in the prior comparative quarter). Revenues generated by North Atlantic Laboratories for the nine months ended January 31, 1998 were $1,251,000. Revenues for the first nine months of fiscal 1998 decreased by $2,530,612, or 21%, to $9,737,411 from $12,268,023 , while gross margins declined to 14% compared to 24% for the first nine months of fiscal 1997. In the quarters ended July 31, 1996 and October 31, 1996 the Company generated revenues of $2,400,000 on a New York City Housing Authority paint removal project. Revenue generated by New York City Agencies approximated 20% of total revenues in fiscal 1997. The Company has been prohibited from bidding on these projects in fiscal 1998 due to the ongoing Eastern District Investigation described in Note 7 to the accompanying financial statements. This is the most significant reason for the decline in revenue in fiscal 1998. The decrease in gross margin was a result of the effect of higher labor and benefit (including worker's compensation insurance) costs due to unionization in June 1996, and cost overruns on certain fixed price contracts during the quarter ended July 31, 1997.

Selling, general and administrative expenses for the quarter ended January 31, 1998 increased by $262,113, or 27%, to $1,236,740 from $974,627. Selling, general and administrative expenses for the nine month period increased by $638,548, or 20%, to $3,819,853 from $3,181,305. The Company has hired various engineering, technical consulting, business development and marketing personnel to develop and extend various lines of business for which the Company has set its strategic focus. The Company intends to provide various additional value-added services to its existing clientele and to significantly enhance its service offering to more profitable business areas. These expenses were partially offset by a reduction in promotion, consulting and legal expenses in the prior comparative nine month period. Additional selling, general and administrative expenses incurred in the nine month period which exceed those of the prior comparative period are: $118,000 of goodwill amortization expense related to the North Atlantic Laboratories acquisition, $100,000 in additional occupancy expenses, and $37,000 in additional payroll tax penalties.

On December 10, 1997 the Company settled a lawsuit relating to $250,000 which former management advanced during fiscal 1994 to the Mohave Shores Development, Inc. (Mohave) in anticipation of developing land on an Indian reservation in Arizona under a joint venture agreement. The Company will receive $120,000 over a four year period under a non-interest bearing arrangement with payments once a year. $102,993 represents the present value of those payments.

Interest expense reflects the $356,000 accretion of the discount on the $700,000 of convertible notes, approximately $59,000 of interest on the convertible notes, and approximately $53,000 of interest related to the credit line with the bank. The balance represents amortization of debt issue costs and fees associated with the current bank facility as well as normal interest charges related to its outstanding equipment loans and insurance obligations.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1998 the Company has an accumulated deficit of $28,316,240 and has not generated positive cash flow from operations to date. The Company has financed its operations to date primarily through issuances of debt and equity securities. At January 31, 1998, the Company had $153,682 in cash, and a working capital deficit of $2,696,462 (inclusive of the $703,675 note payable to bank). In addition, as of February 28, 1998 and January 31, 1998, the Company was in arrears with respect to certain payroll tax obligations of approximately $556,000 and $581,000, respectively. During the nine months ended January 31, 1998, the Company invested approximately $624,000 in its property and equipment. Of this amount $460,000 was spent on leasehold improvements relating to the new Bay Shore headquarters and central operations facility, $60,000 in transportation equipment and $104,000 on various other machinery and equipment. The Company also paid down approximately $536,000 of equipment loans and paid $23,346 in dividends to the holders of mandatorily redeemable convertible preferred stock. The Company has not paid the September 15, 1997 and December 15, 1997 dividend payments, totaling $39,000, to the holders of the aforementioned preferred stock and is presently accruing interest on the payment which it has also accrued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont,).

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

In May 1997, the Company entered into a revolving bank credit facility to obtain a revolving credit line of $1,500,000, secured by certain of the Company's assets. Borrowings remain at a maximum of $750,000.

On February 13, 1998 the Company and its lender, North Fork Bank, entered into an agreement to amend its current revolving credit facility with the bank. Under the agreement, the Company agreed to pay off all amounts due the bank in excess of $200,000.The $200,000 balance was then converted to a term note over two years at prime plus 3%. The bank agreed to release its lien on the Company's accounts receivable and take a secondary position thereon, but maintained its lien on all the Company's equipment and other assets. In addition, the bank secured the personal guaranty of Michael O'Reilly, the Company's chief executive officer. The Company then entered into an initial six month factoring arrangement on its accounts receivable and paid the bank approximately $550,000. As of March, 1998 the factor had advanced approximately $1,000,000 to the Company.

The Company is presently in discussions to obtain secured debt financing to satisfy its outstanding payroll and other working capital obligations. Management believes there will be alternative debt and/or equity sources available to the Company. In addition, the Company is striving to improve its gross margin and control its selling, general, and administrative expenses.. Management has already reduced health insurance and advertising costs and is reducing the selling and administrative workforce. Cost reductions to date are expected to save the Company an estimated $800,000 annually, and further cost saving measures are planned. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements will depend on numerous factors, including, but no limited to: (I) the ability to generate positive cash flow from operations, and (ii) general economic conditions.

The Company has previously reached certain short term agreements on certain of its past due federal payroll withholding taxes. The Company is presently negotiating to extend those short term agreements into a longer term arrangement covering all of its past due federal tax withholdings. It is the Company's intent to clear up the balance of these taxes as soon as it can obtain the necessary financing. No assurance can be given that the tax authorities will not immediately seek payment of the taxes, or that the tax authorities will not commence an action or file a lien against the Company in order to recover the taxes.

Statements contained in this Quarterly Report on Form 10-QSB that are not based upon historical fact are "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements included in this Form 10-QSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial or operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by the Company of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward looking statements may be identified by the use of forward looking terminology such as "may," "will,""expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as the amount of the Company's revenues and expenses, the Company's ability to raise capital, the competitive environment within the Company's industry, dependence on key personnel and the other factors and information disclosed and discussed in this "Item 2. Management's Discussion and Analysis or Plan of Operation" and in other sections of this Form 10-QSB. Readers of this Form 10-QSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward looking statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The United States Attorney for the Eastern District of New York has not concluded the investigation of the Company it began in October 1996.

     The Company is awaiting the decision of the Securities and Exchange Commission concluding as to whether it will follow a staff recommendation that an enforcement action be filed seeking an injunction against future violations of the securities laws. The Company has vigorously opposed this recommendation on the grounds that all employees accused of wrongdoing have been terminated and other adequate remedial measures have been taken voluntarily by the Company.

     On December 10, 1997 the Company settled a lawsuit relating to $250,000 which former management advanced during fiscal 1994 to the Mohave Shores Development, Inc. (Mohave) in anticipation of developing land on an Indian reservation in Arizona under a joint venture agreement. The Company expects to receive $120,000 over a four year period under a non-interest bearing arrangement with payments once a year.

Item 2. Changes in Securities

     Under Delaware law the Company is restricted from the payment of dividends to the holders of the Series A redeemable convertible preferred stock until it has the sufficient surplus (as defined by Delaware law) or net profits in the year the dividend is declared or the preceding year.

Item 3. Defaults Upon Senior Securities

     The Company has not paid its September and December quarterly dividend payments and is in arrears on its Series A redeemable convertible preferred stock in the amount of $39,000 plus accrued interest thereon.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     Kevin J. Phillips, P.E., Ph.D., has joined the Board of Directors. Dr. Phillips is a Principal in Fanning, Phillips, and Molnar, a prominent engineering firm located in Long Island, New York. Dr. Phillips has a M.S. degree from the Massachusett Institute of Technology and a Ph.D. from the Polytechnic Institute of New York. Dr. Phillips is a licensed professional engineer with over 21 years experience in geohydrology and environmental engineering.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 10.04 - Purchase and Sale Agreement  between  Prestige Capital
                          Corporation and Trade-Winds Environmental Restoration Inc.

          Exhibit 10.05 - Purchase and Sale Agreement  between  Prestige Capital
                          Corporation and North Atlantic Laboratories Inc.

          Exhibit 10.06 - Purchase and Sale Agreement  between  Prestige Capital
                          Corporation and New York Testing Inc.

          Exhibit 10.07 - Amendment  No.1 to Revolving  Credit  Agreement  dated
                          February  6,  1998  between  Windswept   Environmental
                          Group, Inc.

          Exhibit 10.08 - Promissory  Note for $200,000  dated  February 6, 1998 between Windswept Environmental Group Inc. and North Fork Bank.

          Exhibit 10.09 - Personal  Guaranty of all  Liability  between  Michael
                          O'Reilly and North Fork Bank.

          Exhibit 27    - Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 13, 1998


                                       WINDSWEPT ENVIRONMENTAL GROUP, INC.


                                       By: /s/  Michael O'Reilly
                                                MICHAEL O'REILLY, Chairman and
                                                Chief Executive Officer


                                       By: /s/  Alan W. Schoenbart
                                                ALAN W. SCHOENBART, CPA
                                                Chief Financial Officer