Form 10KSB
period 1998-04-30
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1998-08-13
CIK 814915

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 1998

                           Commission File No. 0-17072

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                 (name of small business issuer in its charter)

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

Securities registered pursuant to Section 12 (b) of the Exchange Act:   None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                    Common Stock, $.0001 par value per share
                                (Title of Class)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [ ]

The issuer's revenues for its most current fiscal year were $11,968,774.

Based upon the average bid and ask price on that July 31, 1998 ($.41) the aggregate market value of the Common stock, $.0001 par value per share, held by non-affiliates of the registrant was approximately $5,035,928.

As of July 31, 1998 the issuer had 12,369,750 common shares, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)
Yes ___ No _X_

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

General

Windswept Environmental Group, Inc. ("Windswept" or "the Company"), through its wholly-owned subsidiaries, provides a full array of emergency response and disaster recovery services to a broad range of clients. The Company has environmental expertise in areas of wetlands restoration, as well as wildlife and natural resources rehabilitation, and hazardous materials remediation, testing, toxicology, training, technical advisory and site renovation services. The Company believes that it has assembled the resources, including key environmental professionals and community leaders, and specialized equipment, to become a leader in the expanding worldwide emergency environmental services market. The Company believes that few, if any, competitors provide such a diversity of services within a critical 24 hour standby, rapid response basis period. Management believes that this unique emergency capability has positioned the Company to become one of the fastest growing full service environmental remediation firms in the Northeast. See Note 3 to the Consolidated Financial Statements for information regarding the Company's liquidity and certain business risks.

The Company was incorporated under the laws of the state of Delaware on March 21, 1986 under the name International Bankcard Services Corporation, which was subsequently changed to Comprehensive Environmental Systems, Inc. On March 19, 1997, the Company's name was changed to its present name. In August 1997, Company consolidated its facilities and its principal executive offices into one location at 100 Sweeneydale Avenue, Bay Shore, New York, 11706. The telephone number is 516-694-7060.

In December 1993 the Company acquired Trade-Winds Environmental Restoration, Inc. ("Trade-Winds"), an asbestos abatement and lead remediation company. In June 1995 the Company purchased a testing laboratory, New York Testing
Laboratories   Inc.   ("NYTL"),   that  offers   hazardous   materials   testing
capabilities. On February 24, 1997, the Company acquired North Atlantic Laboratories, Inc. ("NAL"), a certified environmental training, laboratory testing and consulting services company.

Business of Issuer

Operations

The Company's business has evolved, and continues to evolve, in order to continue to capitalize on market opportunities. The Company has added strategic capabilities and resources through the years to move the business from its roots as an asbestos abatement contractor to an oil spill and wildlife rehabilitator, and now, a full service emergency response provider. The Company provides a broad range of environmental services through vertically integrated businesses in the service areas described below:

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

To maintain customers' confidence and to enhance its positions in the emergency response and disaster recovery environmental services industry, the Company strives to achieve internal growth by expanding services to its existing customer base and by marketing itself as a multiple-service environmental services company with immediate response capabilities. Supplementing its core business operations, the Company has historically sought out, and will continue to seek out, opportunities which are compatible with the Company's strategic focus. In December 1993 the Company acquired Trade-Winds, an asbestos abatement and lead remediation company. In June 1995 the Company acquired NYTL, a testing laboratory that offers hazardous materials testing capabilities. In February 1997 the Company acquired NAL, an environmental training, laboratory testing and consulting services company.

Since the Company and its subsidiaries are able to perform their services throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts in certain of its service areas, i.e., asbestos abatement and construction, as well as the timing of catastrophes.

Suppliers & Customers

The Company purchases its supplies and materials used in its business from a number of vendors, none of whom individually represented more than 10% of the Company's purchases.

The Company's sales efforts are directed toward establishing and maintaining relationships with businesses which have ongoing requirements for one or more of the Company's services. As a result of the synergy between the Company's subsidiaries, clients who begin by utilizing one division or subsidiary often use other divisions or subsidiaries within the Company to ultimately serve all of their environmental needs. In order to address the needs of the insurance industry, the Company has dedicated considerable resources toward focusing the strategic integration of all of its subsidiaries services. As a result, the Company provides its insurance customers with twenty-four hours per day, seven days per week capability to respond to virtually any type of insurance loss. This enables the Company's clients to rely upon it solely to perform all the tasks necessary to rapidly restore a property to pre-loss conditions, thus minimizing dislocation, downtime and business interruption. Management considers insurance loss restoration to be an increasing significant portion of the Company's business going forward. The Company's customers include Fortune 500TM companies, insurance companies, industrial concerns, oil companies, banks, school districts, state, local and county governments, commercial building owners and real estate development concerns. Management believes that the Company's diverse customer base, in terms of number, industry, geographic location, and reputation, provide it with a recurring stream of revenue. As a result of a strategy of diversification and coordinating the Company's capabilities to provide comprehensive emergency response services, the customer base has been greatly expanded to include those entities who value immediate response, enhanced capabilities and customer service over lower cost.

The Company estimates that in excess of 50% of its revenues are derived from previously served customers with recurring needs for the Company's services. During fiscal 1998 sales to two customers, the New York State Department of Environmental Conservation and the Long Island Rail Road, accounted for 10.5% and 8.2% of the Company's sales, respectively. During fiscal 1997 sales to a local municipality represented 16% of total sales. While the Company has repeat business with many of its customers, the level of business with a particular customer in a succeeding season is not expected to necessarily be commensurate with the prior year, principally because of the project nature of the Company's services. Accordingly, and because of the significant expansion of the Company's customer base and services provided, the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition and results of operations. See " Managements Discussion and Analysis or Plan of Operation - Results of Operations."

Marketing

The Company has an aggressive marketing program that is administered by a staff of five business development personnel, who were recruited by the Company for their experience, reputation, and client base in respective areas of business. Once they join the Company sales team, they are cross-trained by the Company's technical development staff.

The Company's environmental services are principally marketed in the Northeastern United States. Business is obtained through client referral, client expansion, participants in the Company's environmental training programs, referrals from architects, insurance companies, engineers and general contractors for whom the Company has provided services, competitive bidding, and advertising. In all of its marketing efforts, including competitive bidding, the Company emphasizes its experience, industry knowledge, safety record and reputation for timely performance of contracts. The Company believes that its surveying and sampling of materials services also provide opportunities to market and sell its other environmental remediation services.

Emergency Response Capabilities

The Company has been performing an increasing number of emergency environmental remediation projects. The Company has specially trained emergency response teams that respond to both hazardous and non-hazardous spills on land and water, and other environmental emergencies on a 24-hour basis. The following examples are types of emergencies for which the Company is capable of conducting response and remediation: explosions, fires, earthquakes, mudslides, hazardous spills, transportation catastrophes, storms, floods, and biological threats.

For spills on water, the Company's current fleet of seventeen spill response boats are equipped with skimmer capabilities. The Company's staff includes U.S. Coast Guard ("Coast Guard") certified captains and professional divers experienced in sunken boat retrievals. The Coast Guard maintains a spill response list of companies that have passed rigorous testing qualifications. In November 1996, the Company obtained a "Class E" marine oil spill response designation from the Coast Guard. This designation, which is the highest designation that can be obtained, allows the Company to respond to a variety of high profile contamination containment spills, such as oil tanker disasters. As of July 1998, the Company believes that it was one of approximately ten companies in the Northeast with the "Class E" designation, and one of approximately one-hundred in the United States with these spill response capabilities.

The Company has the licensed personnel, including 35 wildlife rehabilitators on staff, necessary for providing natural resource wildlife recovery services which include rehabilitating wildlife contaminated by oil spills. The Federal Oil Pollution Act of 1990 ("OPA '90") requires all companies that transport or store petroleum products to retain an Oil Spill Response Organization designated by the Coast Guard ("OSRO") and a natural resources/ wildlife rehabilitator. The Company believes it is unique in the Northeastern United States because it has the capability of providing both of these services. (See "Governmental Regulation" for more information on OPA '90).

For dry land liquid spills, the Company has the equipment capacity to move 100,000 gallons of environmental waste in any 24 hour period directly to a disposal facility. This equipment has the capability of loading directly into drums on site, roll-offs or transporting directly to a disposal facility. In addition, one of the Company's subsidiaries is a licensed waste hauler for the State of New York. The Company is currently under contract with New York State Department of Environmental Conservation for hazardous materials spill response including oil spill containment, as well surface and sub-surface investigation and remediation.

Government Regulation

The following is an overview of pertinent industry regulations:

OPA'90 resulted from the Exxon Valdez oil spill and the subsequent damage to Prince William Sound. The law requires all entities engaged in the transport and storage of petroleum to maintain a written contingency plan. In addition, the responsible party could be subject to Natural Resource Damage Assessments ("NRDA") for damage to surrounding wildlife and their habitats. Under the contingency plan, the petroleum products storage or transportation company must retain an OSRO and a natural resources/ wildlife rehabilitator. OSRO'S are certified by the Coast Guard and receive designations based upon level of capability. In the event of an incident, the OSRO on standby must respond by being on site with containment capability within two hours of notification. Windswept's Trade-Winds subsidiary possesses the highest level of designation for near coastal and inland waters, and has licensed wildlife rehabilitators in senior level staff positions.

Asbestos abatement firms are subject to federal, state and local regulations, including Occupational Safety and Health Administration ("OSHA") and Environmental Protection Agency ("EPA") regulations for asbestos. Government regulations have heightened public awareness of the danger of asbestos contamination, creating pressure on both private and public building owners to abate this hazard, even in the absence of specific regulations requiring corrective action.

In 1992, in an effort to protect families from exposure to the hazards of lead-based paint, Congress amended the Toxic Substances Control Act to add Title X, titled "Lead Exposure Reduction". The Company believes that lead poisoning is the number one environmental hazard to children. Since May 1993, OSHA has had standards for lead exposure in the construction industry that require testing before, during and after construction or renovation. The EPA estimates that 936,000 workers fall under OSHA's Lead Based Paint Hazard Reduction Act.

Compliance/Health and Safety

The Company regards compliance with applicable environmental regulations and the health and safety of its workforce as critical components of its overall operations.

A substantial portion of the Company's equipment is OSHA approved and is operated pursuant to a written corporate health and safety plan. Additionally, many members of its on-site work force are trained in all aspects of OSHA requirements. This includes medical surveillance as required by these regulations. All requisite health and safety programs are in place and comply with the regulations in all material respects.

Additionally, each field worker must be examined by a physician and complete a training and safety program conducted by the Company. Training topics include the dangers of asbestos, methods for controlling friable Asbestos Containing Material ("ACM"), approved work procedures and ACM transportation and handling procedures. Employees are also issued detailed training materials. The Company's managers and field supervisors receive continuous training in various abatement and remediation methods.

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

Insurance and Surety Bonds

The Company maintains comprehensive general liability insurance written on an occurrence basis. The Company also carries comprehensive auto, professional and pollution liability as well as worker's compensation and disability coverage. Basic limits of liability are $1,000,000. In addition the Company carries all risk property insurance on all furniture, fixtures, equipment, machinery and water craft.

Approximately 30% of the Company's remediation and abatement contracts require performance and payment bonds. The continuance of relationships with its various sureties and the issuance of bonds is dependent on the sureties' continued willingness to write bonds for asbestos abatement work, their assessment of the Company's performance record and their view of the creditworthiness of the Company. At present, the Company believes that surety bonds for asbestos abatement contractors are available only from a limited number of sureties. While the Company has no reason to believe that it will not continue to be able to obtain required surety bonds, no assurance can be given in this regard. Any failure of the Company to obtain these bonds could materially and adversely affect its ability to operate.

Permits and Licenses

Certain states require that asbestos and lead abatement firms be licensed. Licensing generally requires that workers and supervisors receive training from state certified organizations and pass required tests. The Company, or its personnel, maintains licenses in all locations for which it conducts any applicable operations.

The Company may need additional licenses in areas into which it plans to expand its operations. The Company believes that the types of licenses the Company possesses have reciprocity in most of the United States due to their adherence to federal standards.

Patents, Trademarks, Licenses and Copyrights

The Company does not own any patents or registered trademarks or trade names. The Company has common law trademark protection for certain of its trade names and service marks. The Company has copyrights for certain of its promotional and employee training materials. The Company does not believe that intellectual property is a competitive factor in its industry.

Competition

The Company believes that none of its competitors in the markets in which it competes provide the full array of services that the Company provides as an emergency response firm. The Company's Trade-Winds subsidiary is one of ten OSRO's that possess the Coast Guard Level E - Near Coastal and Inland Waterway certification in the Northeastern United States. Now, as a wildlife rehabilitator, the Company believes that Trade-Winds is the only company in the Northeastern U.S. to possess both of these critical oil spill response capabilities. To the best of management's knowledge, only two companies on the east coast perform on-site wildlife rehabilitation. As a result, the Company is gaining new business from clients who were previously required to keep, on standby, both an OSRO and one of the two wildlife rehabilitation concerns.

The Company competes with approximately ten environmental remediation companies similar in size or larger. Almost all of these companies are privately held. The Company believes it offers a more comprehensive range of environmental services than its competitors in the New York Tri-State area. The Company sets itself apart from its field of competitors by providing services which are unique to the geographic region that it serves, e.g., wetlands remediation, wildlife rehabilitation, and marine oil spill response. Furthermore the Company has two employees with environmental doctorates on staff, its own laboratories to examine controlled waste (which facilitates more rapid emergency response), and a wide diversity of equipment.

The Company's ability to compete effectively depends upon its success in networking, generating leads and bidding opportunities through its marketing efforts, the quality, safety and timely performance of its contracts, the accuracy of its bidding, its ability to hire and train field operations and supervisory personnel, and the ability of the Company to raise capital to allow it to hire talent, meet its ongoing obligations, and fuel growth.

Backlog

The Company's backlog totaled approximately $3,931,000 at April 30, 1998. The backlog at April 30, 1998 included $3,875,000 of uncompleted work on fixed fee contracts for Trade-Winds ($3,800,000) and NAL ($75,000). The backlog represents the portion of contracts in process at a point in time which have not been completed. As the contracts are completed, the backlog will be reduced and the related revenue will be recognized. The Company is currently working on virtually all of its contracts in its backlog and anticipates that all but approximately 45% of this backlog was completed by the end of the first quarter, July 31, 1998, in accordance with the terms of the contracts between the Company and its customers. The remaining 55% is expected to be completed in the second quarter ending October 31, 1998. The backlog for NYTL was $56,000 representing orders for sample analysis and product testing which were completed during the quarter ended July 31, 1998.

Employees/Technical Staff

As of July 1998, the Company employed a core group of approximately 80 persons including managers, project specialists, supervisors and field labor, executive marketing and clerical personnel. The Company also employs field laborers for field operations based upon specific projects; therefore, the precise number varies based upon the outstanding backlog. Approximately 50 to 200 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force.

A portion of the workforce who provide services in lead and asbestos related areas are represented under a trade agreement the Company signed effective June 1, 1996 through May 2000 with several local unions that supply labor for bonded contract work.

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

ITEM 2.  FACILITIES

In May 1997, the Company signed a five year lease expiring 2002 with an option to buy its 50,000 square foot facility located at 100 Sweeneydale Avenue, Bay Shore, New York 11706 at a monthly rental of approximately $25,000. This facility houses all the operations of the Company, other than its Brooklyn, New York oil spill response center, in one location.

In May 1998, the Company signed a three-year lease expiring April 30, 2001, at $12,000 per annum, for a facility located at 1100 Grand Street in Brooklyn, New York Terminal. This facility serves as an oil spill response center.

Management considers the Company's facilities sufficient for its present and currently anticipated future operations, and believes that these properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

Litigation

In October 1996, the United States Attorney for the Eastern District of New York obtained a federal grand jury indictment against, among others, the Company's former Chief Operating Officer, Leo Mangan, and the former Special Securities Counsel, James Nearen, on charges that include violations of federal securities law, including fraudulent issuances of 700,000 shares of the Company's common stock. Mr. Mangan and Mr. Nearen both subsequently pleaded guilty to the charges in the Federal indictment. To date, no charges have been filed against the Company or any other member of management as a result of the Eastern District investigation. The Company is awaiting the decision of the Securities and Exchange Commission concluding as to whether it will follow a staff recommendation that an enforcement action be filed seeking an injunction against future violations of the securities laws. The Company has vigorously opposed this recommendation on the grounds that all employees accused of wrongdoing have been terminated and other adequate remedial measures have been taken voluntarily by the Company.

The Company is a defendant in a litigation matter whereby one or more plaintiffs claim to be entitled to additional wages while working for a subcontractor of the Company. The amount of the claim has not been specified. Management believes that the case is without merit, and intends to defend the action vigorously.

On December 10, 1997 the Company settled a lawsuit relating to $250,000 which former management advanced during fiscal 1994 to the Mohave Shores Development, Inc. in anticipation of developing land on an Indian reservation in Arizona under a joint venture agreement. The Company expects to receive $120,000 over a four year period under a non-interest bearing arrangement with payments annually.

The Company is party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Other Proceedings

In January 1996 Laboratory Testing Services, Inc. ("LTS"), a wholly-owned subsidiary, filed a Chapter 11 petition in United States Bankruptcy Court in the Eastern District of New York. Subsequently, this case was converted to a Chapter 7 Bankruptcy proceeding. LTS is in process of liquidation through these bankruptcy proceedings. Management believes that the Company's financial condition and results of operations will not be materially affected by the proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock was traded on the small cap market on the NASDAQ Small Cap Market until October 22, 1996, and on the Electronic Bulletin Board of the NASD, under the symbol "WEGI", since that date. The following table sets forth the range of quarterly high and low sale (bid) prices, for the last two fiscal years, as provided by Standard & Poor's ComStock. These quotations represent inter-dealer prices, do not reflect retail mark-up, mark-down, or commission and may not represent actual transactions.

                                                Price Range of Common Stock

         FISCAL 1998
         Quarter Ended                           HIGH BID         LOW BID
         -------------                           --------         -------

         July 31                                  $ 1.06           $.66
         October 31                                  .75            .44
         January 31                                  .53            .10
         April 30                                    .60            .11

         FISCAL 1997
         Quarter Ended
         -------------

         July 31                                    1.00            .63
         October 31                                 1.00            .25
         January 31                                  .94            .31
         April 30                                    .88            .69

The Company has approximately 3,300 common shareholders of record at April 30, 1998. There have been no dividends declared or paid on the Common Stock and the Company has no current intentions to declare or pay dividends on the Common Stock. Under its Series A Convertible Preferred Stock Agreement, no common stock dividends may be paid until all preferred dividends are paid in full. The Company is also prohibited from paying dividends, other than Series A Redeemable Convertible Preferred Stock dividends, under its Loan and Security Agreement with Business Alliance Capital Corporation. Subject to the foregoing, the Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

In October 1996, the Company issued $100,000 principal amount of an unregistered 12% convertible note due 1999 to a Director of the Company. In connection with the Company's acquisition of NAL in February 1997, the Company issued 1,300,000 shares of Series A Redeemable Convertible Preferred Stock and 200,000 shares of common stock and granted options to purchase 200,000 shares of common stock at $.78 per share expiring February 2002. In April 1997, the Company issued $700,000 principal amount of unregistered 10% convertible notes due 2002. The Company issued 437,318 shares of common stock valued at $94,245 for legal services and to settle legal obligations during fiscal 1998.The Company issued 104,000 shares of common stock valued at $78,742 as consideration for director and certain employee compensation provided during fiscal 1998. In May 1998 the Company received $68,000 for 425,000 shares of newly issued common stock. In June 1998, the Company issued 100,000 shares of common stock valued at $37,000 for certain employee compensation. All of the foregoing securities were restricted as to their resale or offered and sold to persons under circumstances not involving a public offering. Accordingly, the Company did not register such securities under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

This Item 6 and other Items of this Form 10-KSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements included in this Form 10-KSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial and operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by the Company of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward looking statements may be identified by the use of forward looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as the amount of the Company's revenues, the success of the Company in limiting or reducing its expenses, the frequency and magnitude of environmental disasters or disruptions, the effects of new laws or regulations relating to environmental remediation, the Company's ability to raise capital, the competitive environment within the Company's industry, dependence on key personnel, economic conditions, and the other factors and information disclosed and discussed in other sections in this Form 10-KSB. Readers of this Form 10-KSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward looking statements.

Results of Operations

Years Ended April 30, 1998 and 1997

Net loss and net loss per share for fiscal 1998 were $(5,609,795) and $(.55), respectively. This compares to a net loss and net loss per share of $(4,613,750) and $(.51), respectively, for fiscal 1997.

Revenue decreased $3,306,435, or 21.6%, from $15,275,209 in fiscal 1997 to $11,968,774 in fiscal 1998. Revenue from Trade- Winds, the Company's primary operating environmental services subsidiary declined $4,780,211, or 33.2%, from $14,398,625 to $9,618,414. The majority of the decline was in asbestos and paint removal service revenues, which declined $3,580,594, or 56.9%, and $2,364,677, or 98.4%, respectively. In fiscal 1997, Trade-Winds was engaged on a large asbestos abatement project at 60 Broad Street in New York and a significant paint removal project for the New York City Housing Authority. Revenues generated by New York City Agencies were approximately 20% of total revenues in fiscal 1997. The Company had been prohibited from bidding on these projects in fiscal 1998 due to the ongoing Eastern District investigation described in Item 3, Part I. This is the most significant reason for the decline in Trade-Winds revenues in fiscal 1998. Accordingly, during fiscal 1998 the Company opted to pursue new business areas where project risks could be limited. During fiscal 1998, the revenues from non-hazardous waste (e.g. oil spills) represented 41% of Trade-Winds revenues as compared to 15% in fiscal 1997. Revenue from renovation and construction represented 19% of Trade-Winds revenues in fiscal 1998 as compared to 8% in fiscal 1997. Both are representative of the change in revenue mix resulting from increased competition in Trade-Winds traditional revenue service areas and the broadening of the Company's services. Revenue from NAL was $1,516,280 in fiscal 1998 as compared to $258,019 in fiscal 1997. The large increase was attributable to the fact that the Company was acquired in the latter part of February 1997. Revenues from NYTL increased to $834,080 in fiscal 1998 from $618,565 in fiscal 1997.

The Company's cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, the Company's job expenses include bonding and job related insurance cost, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation and recycling costs, among others. Cost of revenues as a percentage of revenues was 85.7% for fiscal 1998 as compared to 84% in fiscal 1997. Gross profit declined to 14.3% in fiscal 1998 as compared to 16% in fiscal 1997. The decrease in gross margin was primarily a result of higher labor and benefit (including worker's compensation insurance) costs due to unionization of certain employees providing services in lead and asbestos areas in June 1996, and cost overruns on certain fixed price contracts during the quarter ended July 31, 1997.

Selling, general and administrative expenses for the year increased by $361,339, or 7.3%, from $4,997,839 in fiscal 1997 to $5,359,178 in fiscal 1998, and constituted approximately 44.8% and 32.7% of revenues, respectively, in fiscal years 1998 and 1997. The Company has hired various engineering, technical consulting, business development and marketing personnel to develop and extend various business areas into which the Company has expanded pursuant to its strategic focus. The Company intends to provide various additional value-added services to its existing clientele and to strive to significantly enhance its service offering to more profitable areas. These expenses were partially offset by a reduction in promotion, consulting and legal expenses incurred in fiscal 1997. Additional selling, general and administrative expenses incurred in fiscal 1998 which exceed those of fiscal 1997 are: $130,215 of goodwill amortization expense related to the NAL acquisition, $160,000 in additional occupancy expenses, $70,000 in additional payroll tax penalties, and approximately $200,000 in bad debt expense.

During the fourth quarter of 1998 the Company recorded a $1,287,000 impairment loss related to its acquisition of NAL (acquired by the Company in February
1997). A lackluster financial performance in the final two quarters of the fiscal year resulted in management's analysis of projected undiscounted operating cash flows. Based on this analysis, as well as a market analysis including competitive considerations, management determinated to write off the full amount of the remaining goodwill.

Special charges of $1,316,901 in fiscal 1997 represents costs associated with the termination of the former Chief Executive Officer, former Chief Operating Officer, and former Special Securities Counsel in September 1996. These costs also include legal and professional fees directly related to the terminations as well as matters that resulted from the October 1996 indictments.

In March 1997, management developed a plan to consolidate all of the Company's operations in one facility in Bay Shore, New York. In connection therewith, the Company recorded facilities consolidation costs of $509,720 which include the write-down of $459,720 for certain leasehold improvements at the Company's previously leased facilities vacated in early fiscal 1998. The additional $50,000 includes estimated lease termination costs for the unexpired lease obligation at the old facilities.

Interest expense increased from fiscal 1997 to fiscal 1998 by approximately $609,000 or 341%. This increase is primarily attributable to the convertible notes issued in fiscal 1997, including an increase in the amount of accretion of interest on the discount related to the convertible notes of approximately $275,000 ($356,154 in fiscal 1998 versus $81,346 in fiscal 1997), as well as an increase in interest expense on the convertible notes of $70,000 ($82,000 in fiscal 1998 versus $12,000 in fiscal 1997). The balance of the increase, $264,000, results primarily from interest recorded pursuant to the revolving credit facility the Company had with North Fork Bank from May 1997 through mid February 1998, and the factoring arrangement the Company had with Prestige Capital Corporation from mid February 1998 through July 1, 1998.

Other, net in fiscal 1998 primarily represents the gain on settlement of a lawsuit. On December 10, 1997 the Company settled a lawsuit relating to $250,000 which former management advanced during fiscal 1994 to Mohave Shores Development, Inc. in anticipation of developing land on an Indian reservation in Arizona under a joint venture agreement. The Company is entitled to receive $120,000 over a four year period under a non-interest bearing arrangement with payments annually. The Company recorded this note at its fair value of $102,993 as other income in 1998. In fiscal 1997, other net consists primarily of a $200,000 gain from the sale of a professional engineering license by the Company's subsidiary, NYTL, for $225,000.

Write-offs of $298,000 in fiscal 1997 representing the total remaining carrying value for all investments in non-marketable securities, are recorded as loss on investments.

Liquidity and Capital Resources

As indicated in the Report of Independent Certified Public Accountants, the Company's financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 in the accompanying Consolidated Financial Statements, the Company has a stockholders' deficit of $2,936,730 and an accumulated deficit of $30,989,396 at April 30, 1998, and has not generated positive cash flow from operations to date. The Company has financed its operations to date primarily through issuances of debt and equity securities. At April 30, 1998, the Company had $33,915 in cash and a working capital deficit of $3,833,704. In addition, as of July 31, 1998 and April 30, 1998, the Company was in arrears with respect to certain payroll tax obligations of approximately $345,000 and $580,000, respectively, and as of April 30, 1998, with respect to preferred stock dividends of $70,775. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net cash used by operating activities amounted to $1,083,687 in fiscal 1998 and $1,147,930 in fiscal 1997. Non-cash operating activities increased 41%, or $962,504, from $2,316,557 in fiscal 1997, to $3,279,061 in fiscal 1998. The increase primarily resulted from the charges totaling $1,410,000 from the impairment and increase in the amortization of goodwill resulting from the purchase of NAL in February 1997, the last quarter of fiscal 1997. Additionally, there were increases in depreciation of $180,000, the one time $275,000 accretion charge related to the convertible notes described in Note 9 to the accompanying Consolidated Financial Statements, and $203,000 increase in the amortization of deferred compensation charges , an increase in amortization of debt issuance costs of approximately $24,000, and an increase in the provision of doubtful accounts of approximately $199,000. Management implemented new collection procedures and controls during the latest fiscal year which resulted in the increased write-off of old accounts. These increases were offset by the absence of charges related to the writeoff of investments and abandonment of leaseholds as well as reduced stock issuances for services. Accounts receivable declined $402,233, reflecting the decline in Trade-Winds sales during the fiscal year. Accounts payable and accrued expenses increased by $787,870, reflecting the negative cash flow created by the losses incurred by the Company. The Company has maximized its financing through the extension of its terms with trade vendors. Cash used for capital expenditures amounted to $675,992 in fiscal 1998 (principally for leasehold improvements to its new Bay Shore facility) and $465,266 for fiscal 1997.

In May 1997, the Company entered into a revolving bank credit facility with North Fork Bank to obtain a revolving bank credit which provided for borrowings up to $750,000 based on borrowing base calculations. On February 13, 1998 the Company and its lender, North Fork Bank, entered into an agreement to amend its revolving credit facility. Under the agreement, the Company agreed to pay off all amounts due to the bank in excess of $200,000. The $200,000 balance was then converted to a term note over two years at prime plus 3%. The bank agreed to release its lien on the Company's accounts receivable and take a secondary position thereon, but maintained its lien on all the Company's equipment and other assets. In addition, the Company secured the personal guaranty of Michael O'Reilly, the Company's Chief Executive Officer. The Company then entered into an initial six-month factoring arrangement on its accounts receivable and paid the bank approximately $550,000. As of April 30,1998 the factor had advanced approximately $1,500,000 to the Company.

On June 1, 1998 the Company entered into a $2,445,000 Loan and Security Agreement ("LSA") with Business Alliance Capital Corporation ("BACC"). Under the agreement, the Company received approximately $595,000 under an equipment term loan with a five year principal amortization and payments made on a monthly basis. The chief executive officer provided BACC with an unlimited personal guaranty. Simultaneous with the completion of the equipment financing with BACC, the Company reached an agreement with the Internal Revenue Service with regard to a payout schedule to satisfy its past due federal withholding tax liabilities. Under the agreement $200,000 from the equipment financing was used as an initial down payment against the federal withholding tax liabilities. The Company agreed to pay the balance in six monthly installments of $35,000. The Internal Revenue Service indicated that penalty payments already paid by the Company would be considered for likely abatement; however, no assurance can be given in this regard. A default under this agreement would most likely subject the Company to the possibility of a federal tax lien on its assets. Also in conjunction with the agreement, the Company utilized approximately $167,000 of the proceeds to repay North Fork Bank, $30,000 to repay other equipment financing necessary to release liens on collateral for the term loan, with the Company netting approximately $177,000 after miscellaneous charges and legal fees.

On July 1, 1998 the Company completed the second tranche of the BACC LSA financing receiving $1,642,638 representing an 80% advance against eligible accounts receivable. These monies were used to repay the factor $1,432,638, with the balance of the proceeds, $210,000, being remitted to the Company.

Although management believes, based on the development of the Company's business operations and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional sufficient capital to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company requires substantial working capital to support its ongoing operations. The Company's backlog is approximately $3,931,000 as of April 30,1998, and revenue growth is expected in new service areas, as the result of the Company 's ability to provide a broad range of services. As is common in the environmental services industry, payments for services rendered are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, the Company must typically fund substantial project costs, including significant labor and bonding costs, from financing sources within and outside the Company. Certain contracts, in particular those with state or federal agencies, may provide for payment terms of up to 90 days or more and may require the posting of substantial performance bonds which are generally not released until completion of the project. As of July 31, 1998, the Company has approximately $200,000 of available debt capacity under its line with BACC (See Note 9 to the Notes to the Consolidated Financial Statements), and may succeed in increasing that capacity should the Company's financial conditions improve. In addition, the Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or construction contracts, (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

The Year 2000

The Company has taken actions to make its systems, services and infrastructure Year 2000 compliant. The Company is also beginning to inquire as to the status of its key suppliers and vendors with respect to the Year 2000. The Company believes it is taking the necessary steps to resolve Year 2000 issues; however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect on the Company. Management believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, services or financial prospects.

ITEM 7.  FINANCIAL STATEMENTS

See item 13 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(i.) On April 23, 1998, the accounting firm of PricewaterhouseCoopers LLP declined to stand for reelection as independent accountants to audit the registrant's financial statements for the current fiscal year. In July 1998, the Board of Directors of the Company engaged the firm of BDO Seidman, LLP as the Company's new independent accountant.

(ii.)Through  the date  hereof,  there  were no  disagreements  with the  former independent accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The report of PricewaterhouseCoopers LLP for fiscal 1997 contained language expressing substantial doubt about the Company's ability to continue as going concern, but did not contain an adverse opinion or a disclaimer of opinion, and was not otherwise qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with
     PricewaterhouseCoopers LLP requiring disclosure pursuant to Item 304(a)(1)(iv) of Regulation S-B. In addition, during the Company's two most recent fiscal years and through the date hereof, neither the Company nor anyone acting on the Company's behalf consulted with BDO Seidman, LLP on matters which would require disclosure pursuant to Item 304(a)(2) of Regulation S-B. The Company requested PricewaterhouseCoopers LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements and PricewaterhouseCoopers LLP has done so.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Company hold office until the next annual meeting of stockholders and until their successors have been elected and shall qualify, or until their death, resignation or removal from office. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's stockholders and from time to time, and hold office until their successors are chosen and qualified, or until their death, resignation or removal from office. The executive officers and directors of the Company are as follows:

NAME                  AGE    POSITIONS WITH THE COMPANY
----                  ---    --------------------------

Michael O'Reilly       48    Chairman of the Board, President, and Chief
                             Executive Officer
Alan Schoenbart        39    Chief Financial Officer
Anthony Towell         67    Director
Samuel Sadove          45    Director
JoAnn O'Reilly         46    Director
Dr. Kevin Phillips     50    Director

Michael O'Reilly has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since September 1996. He has been the President of Trade-Winds since December 1993. From January 1990 through November 1993, Mr. O'Reilly was Vice President of North Shore Environmental Remediation, Inc., a provider of environmental clean-up services, including asbestos and lead removal services.

Alan Schoenbart joined the Company in August 1997 as its Chief Financial Officer. From 1995 until 1997 he had been Vice President of Finance and Administration, Chief Financial Officer and Controller of Advanced Media Inc., a public company engaged in interactive multimedia and internet electronic commerce content solutions. Mr. Schoenbart was Controller for Good Times Entertainment Companies, Inc., a private company engaged in the production and distribution of home videos and software for mass merchant retail chains from 1993 to 1995 and spent approximately twelve years in public accounting, primarily as a manager with KPMG Peat Marwick.

Anthony Towell has been a director of the Company since November 1996. For more than five years he has been the Vice President of Finance, Treasurer, Chief Financial Officer, Co-Chairman, and a Director of Eastco Industrial Safety Corp., a public manufacturing company specializing in industrial safety. Since July 1991, Mr. Towell was also a director of Ameridata Technologies, Inc., until its recent sale to General Electric Capital, Inc. He had also been in the petroleum business with the Royal Dutch Shell group since 1957. Mr. Towell is also a director of Gulf West Oil.

Samuel Sadove is a marine biologist who since 1980 has been the director of the Okeanos Ocean Research Foundation, Inc., an organization that he founded. He is considered an expert on wildlife issues and environmental research including ecology of marine systems. Mr. Sadove currently serves on numerous professional, environmental and educational committees.

JoAnn O'Reilly is an environmentalist presently involved with Michael O'Reilly in the United States Fish and Wildlife Services ("USFWS") Captive Bred Wildlife Program, specifically caring for listed endangered tortoise species under special license. In addition, Ms. O'Reilly is a licensed cardiopulmonary therapist and has been employed by a Long Island, N.Y. hospital since 1983.
Ms. O'Reilly is the wife of Mr. Michael O'Reilly.

Dr. Kevin Phillips has been a director since March 1998. Dr. Phillips is a Partner and Principal in the firm of Fanning, Phillips, and Molnar, an engineering firm located on Long Island, NY. Dr. Phillips has an M.S. Degree in Hydrodynamics from the Massachusetts Institute of Technology and a PhD in Environmental Engineering from the Polytechnic Institute of New York. He is a licensed Professional Engineer in eight states, including New York, New Jersey, and Connecticut, with over 21 years experience in geohydrology and environmental engineering.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (CONT.)

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely upon the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during the fiscal 1998, except that Dr. Kevin Phillips failed to file on a timely basis Form 3, when Dr. Phillips became a Director of the Company, and all directors, with the exception of Dr. Phillips, failed to file their reports timely on options issued in December 1997.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer and President. No other executive officer's compensation exceeded $100,000 for services in all capacities.

                                                    Annual Compensation                           Long term Compensation
                                                    -------------------                           ----------------------
Name and                                                                          Other          Restricted     Securities
Principal                                 Fiscal                                  Annual         Stock          Underlying
Position(s)                               Year       Salary($)     Bonus($)    Compensation(3)   Awards ($)     Options
-----------------                         ------     ---------     --------    -------------     ----------     -----------
Michael O'Reilly, Chairman, Chief         1998       $220,000      $ 72,765       $   --         $ 938(1)       2,850,000(2)
Executive Officer,  and President         1997       $198,657      $215,000       $   --         $3,000         2,650,000
                                          1996       $156,000      $140,180       $   --         $ -0-            250,000

(1) Received in fiscal 1998 for fiscal 1997, 1,000 restricted shares for director services. Mr. O'Reilly additionally received 8,000 shares of Common Stock for service on the Board of Directors (3,000 shares for fiscal 1996 and 5,000 shares for fiscal 1998). Mr. O'Reilly received 5,000 shares of Common Stock when Trade-Winds was acquired. None of the shares are entitled to dividends.

(2) In connection with Mr. O'Reilly's becoming Chairman, President and Chief Executive Officer of the Company, he was granted an option to purchase 2,000,000 shares of Common Stock at $.01 per share that becomes exercisable for five years commencing the earlier of (i) the Company's termination without cause of Mr. O'Reilly's employment as its Chief Executive Officer and (ii) the date of a change of a majority of the Board of Directors, other than through action by the Board in creating and filling vacancies, or (iii) a change of controlling stockholders of the Company. On May 26, 1995, Mr. O'Reilly was granted options to purchase 250,000 shares of Common Stock at an exercise price of $1.50 per share, the fair market value on date of grant, repriced in September 1996 to $.53 per share. On September 9, 1996, Mr. O'Reilly was granted options to purchase 400,000 shares of Common Stock at an exercise price of $.53 per share, the fair market value on the date of grant. All 650,000 shares previously granted were repriced to $.22 on December 29, 1997. On December 29,1997 Mr. O'Reilly was granted options for 200,000 shares of common stock at an exercise price of $.22 per share, the fair market value on the date of grant.

(3) The value of all perquisites provided did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

                      Option/SAR Grants in Last Fiscal Year

The following table sets forth (a) the number of shares underlying options granted to Mr. Michael O'Reilly, Chairman, Chief Executive Officer, and President, during fiscal 1998, (b) the percentage the grant represents of the total number of options granted to all Company employees during fiscal 1998, (c) the per share exercise price of each option, and (d) the expiration date of each option.

                                                                                                        Potential Realizable Value
                                                                                                        at Assumed Annual Rates of
                                                                                                          Stock Price Appreciation
                           Individual Grants                                                                  for Option Term
 -------------------------------------------------------------------------------                        ----------------------------
                           Number of              % of  total
                           Securities             Options/SAR's
                           Underlying             Granted to          Exercise
                           Options/SAR's          Employees in        Price          Expiration
Name                       Granted (#)            Fiscal Year         ($) Shares        Date                5% ($)        10% ($)
-----------                -------------          --------------      ----------        ----              ---------     ----------
Michael O'Reilly          200,000                     7.9               0.22      December 28, 2002         56,156        70,862
                          400,000(1)                 15.9               0.22      September  9, 2001       112,313        70,195
                          250,000(1)                  9.9               0.22      September  9, 2001       141,725        88,578

(1) Represents Repriced Options. See discussion below.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Option Values

Set forth in the table below is information, with respect to Mr. Michael O' Reilly, as to the (a) number of shares acquired during fiscal 1998 upon each exercise (i.e. the difference between the market value of the shares at exercise and their exercise price), (c) the total number of unexercised options held on April 30, 1998, separately identified between those exercisable and those not exercisable, and (i.v) the aggregate value of in-the-money, unexercised options held on April 30, 1998, separately identified between those exercisable and those not exercisable.

                                                                Number of
                                                                securities           Value of
                                                                underlying           Unexercised
                                                                unexercised          In-the-Money
                                                                options at Fiscal    Options at Fiscal
                         Shares ac-                             Year-End (#)         Year-End ($)
                         quired on         Value                Exercisable/         Exercisable/
Name                     Exercise   (#)    Realized   ($)       Unexercisable        Unexercisable(2)
-----                    --------------    --------------       -------------        -------------
Michael O'Reilly             -0-               -0-                850,000/             $204,000/
                                                                2,000,000 (1)          $900,000

(1) In connection with Mr. O'Reilly's becoming Chairman, President and Chief Executive Officer of the Company, he was granted an option to purchase 2,000,000 shares of Common Stock at $.01 per share that becomes exercisable for five years commencing the earlier of (i) the Company's termination without cause of Mr. O'Reilly's employment as its Chief Executive Officer and (ii) the date of a change of a majority of the Board of Directors, other than through action by the Board in creating and filling vacancies, or (iii) a change of controlling stockholders of the Company.

(2) The value is calculated based on the aggregate amount of the excess of $.46 (the closing sale price per share for the Common Stock on April 30, 1998) over the relevant exercise price(s).

Employment Agreement

Trade-Winds had an employment agreement with its President, Michael O'Reilly, for five years expiring in December 1998 with annual base compensation of $156,000 plus an incentive bonus based on 2% of gross revenues as well as certain other fringe benefits. This contract was renegotiated in October 1996 upon his being elected as the Company's Chairman, President and Chief Executive Officer. Terms of the agreement provide for a base salary of $200,000 plus a bonus of 2% of gross revenues, up to a maximum of 25% of pre-tax profit, payable 50% in cash and 50% in restricted stock, as well as certain other fringe benefits. Mr. O'Reilly was paid a bonus of $215,000 with respect to the 1997 fiscal year, based on the Company's revenues from January 1 to October 31, 1996 pursuant to his prior employment agreement with Trade-Winds. Effective January 1, 1998, the Board agreed to increase Mr. O'Reilly's salary by $60,000 per annum. The Board's decision was in light of his increased responsibilities in managing the affairs of the Company, and in consideration of his voluntary decision to agree to amend his employment contract.

Stock Option Plans

For information regarding stock options and stock grants refer to Note 12 of the Notes to the Consolidated Financial Statements.

Repricing of Options

On December 29, 1997, the Board of Directors approved the repricing of all outstanding options granted under the Company stock option plans to then current officer's, directors, and employees to $.22 per share of Common Stock (the fair market value of the Common Stock as of the close of business on such date). Each repriced option is otherwise identical to the optionee's prior option. This repricing was approved primarily because of the importance to the Company of providing equity incentives to key officers, directors, and employees who may be considering alternative opportunities. The Board decided to include directors and officers in the repricing because of the importance of their leadership, administrative, and technical skills to the success of the Company's business.

Indemnification

Section 145 of the Delaware General Corporation Law provides that indemnification of directors, officers, employees and other agents of a corporation, and persons who serve at its request as directors, officers, employees or other agents of another organization, may be provided by such corporation.

The Company's Certificate of Incorporation includes provisions eliminating the personal liability of its directors for monetary damages resulting from breaches of their fiduciary duty except, pursuant to the limitations of the Delaware General Corporation Law, (i) for any breach of ther fiduciary duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under
Section 174 of the Delaware General Corporation Law, or any amendatory or successor provisions thereto, or (iv) with respect to any transaction from which the director derived an improper personal benefit. The Company's By-Laws provide indemnification to directors, officers, employees, and agents, including against claims brought under state or Federal Securities laws, to the full extent allowable under Delaware law. The Company also has entered into indemnification agreements with its directors and executive officers providing, among other things, that the Company will provide defense costs against any such claim, subject to reimbursement in certain events.

Compensation of Directors

In May 1998 each of the directors received grants of 5,000 shares of restricted common stock as compensation for serving on the Board in fiscal 1998. In October 1996, non-qualified options to purchase an aggregate of 300,000 shares of Common Stock exercisable at $.56 per share (repriced in December 1997 to $.22 per share) were granted to non-employee directors of the Company. In December 1997, non-qualified options to purchase an aggregate of 300,000 shares of Common Stock at $.22 per share were granted to non-employee directors of the Company. In March 1998, non-qualified options to purchase 90,000 shares of Common Stock were given to Dr. Phillips when he became a Director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 1998, certain information concerning the ownership of each class of the Company's Common Stock by (i) each beneficial owner of 5% or more of the Company's Common Stock, based on reports filed with the Securities and Exchange Commission; and (ii) each director, and
(iii) the officer named in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group:

                                                                   Amount and Nature(1) of          Percent of
Name and Address (1)             Principal Occupation                Beneficial Ownership             Class
--------------------             --------------------               ---------------------             -----
Michael O'Reilly                 Chairman, Chief Executive
                                 Officer and President                   889,000(2)                    6.7
Samuel Sadove                    Director                                206,000(3)                    1.6
Anthony Towell                   Director                                731,000(4)                    5.6
Dr. Kevin Phillips               Director                                845,000(5)                    6.4
JoAnn O'Reilly                   Director                                106,000(6)                      *
Gary Molnar(7)                   Engineer                                750,000(7)                    5.7
Stephen J Bramsen(8)             Retired                               1,017,500(8)                    8.2
Officers and Directors
   As a Group (5 persons)                                              1,477,000(2,3,4,5,6)            9.8%

* Less than 1% of the issued and outstanding  shares.

(1) Unless otherwise indicated, each person has the sole voting and sole investment power with respect to the shares. The address of each director and officer is c/o Windswept Environmental Group Inc., 100 Sweeneydale Avenue, Bay Shore, New York 11706.

(2) Represents 39,000 shares (inclusive of 9,000 shares of Common Stock received for service on the Board of Directors (3,000 shares for fiscal 1996, 1,000 shares for fiscal 1997 and 5,000 shares for fiscal 1998) of Common Stock owned and 850,000 shares beneficially owned pursuant to currently exercisable options at a price of $.22 per share. Does not include 100,000 shares of Common Stock issuable upon the exercise of options held by JoAnn O'Reilly, Mr. O'Reilly's wife, or 6,000 shares she received for service on the Board of Directors in fiscal years 1998 and 1997 as to which he disclaims beneficial ownership. Excludes a 2,000,000 share option not yet vested and exercisable only on the happening of future events.

(3) Represents 200,000 shares issuable upon currently exercisable options at a price of $.22 per share, 1,000 shares of Common Stock received for service on the Board of Directors in fiscal year 1997 and 5,000 shares received for fiscal 1998.

(4) Includes 25,000 shares owned and 300,000 shares beneficially owned pursuant to currently exercisable options at a price of $.22 per share. Also includes 400,000 shares of Common Stock issuable upon conversion of the $100,000 demand note payable. Includes 1,000 shares of Common Stock received for service on the Board of Directors in fiscal year 1997 and 5,000 shares for service on the Board of Directors in fiscal 1998.

(5) Includes 90,000 shares beneficially owned pursuant to currently exercisable options at a price of $.13 per share. Includes 650,000 shares of upon conversion of Dr. Phillips 50% share of the 1,300,000 redeemable shares of convertible preferred stock and 100,000 currently options exercisable at $.78 which were received in connection with the Company's purchase of NAL in February 1997, of which he was a principal. Dr. Phillips received 5,000 shares of Common Stock for service on the Board of Directors in fiscal 1998.

(6) Includes100,000 shares issuable upon currently exercisable options at a price of $.22 per share and does not include (a) 39,000 shares of Common Stock owned by Michael O'Reilly, Ms. O'Reilly's husband, or (b) 850,000 shares issuable upon currently exercisable options held by Mr. O'Reilly, as to all of which she disclaims beneficial ownership. Includes 1,000 shares of Common Stock received for service on the Board of Directors in fiscal year 1997 and 5,000 shares for service on the Board of Directors in fiscal 1998.

(7) The address for Mr. Molnar is c/o Fanning, Philips, & Molnar, 909 Marconi Avenue, Ronkonkoma, NY 11779. Includes 650,000 shares issuable upon conversion of Mr. Molnar's 50% share of the $1,300,000 redeemable convertible preferred stock and 100,000 options currently exercisable at $.78 which were received in connection with the Company's purchase of NAL in February 1997, of which he was a principal.

(8) The address for is Mr. Bramsen is 12 Wingate Place, Columbia, South Carolina 29229. Includes 312,500 restricted shares which Mr. Bramsen purchased from the Company in May 1998 for $50,000, or $.16 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In  July  1998,  Michael  O'Reilly,   Chairman,  Chief  Executive  Officer,  and
President, individually guaranteed the LSA with BACC, a $2,445,000 obligation.

During fiscal 1997, Anthony Towell, a director of the Company, loaned the Company $100,000 and was issued a 12% note convertible into 400,000 shares of the Company's common stock. The Company has included interest due of $18,500 in accrued expenses at April 30, 1998. Mr. Towell is also an officer and director of Eastco Industrial Safety Corp., which sold approximately $195,000 and $457,000 of material and supplies to the Company that were used on remediation projects during fiscal 1998 and 1997, respectively.

At April 30, 1998 and 1997, and currently, 650,000 shares of Series A Redeemable Convertible Preferred Stock are owned by Dr. Kevin Phillips, a director of the Company. Dividends of $11,673 were paid to Dr. Phillips in fiscal 1998 (with an additional $9,750 paid subsequent to the fiscal year end) and 50% of the outstanding accrued dividends, including certain amounts for interest on late payments of dividends, owing at April 30, 1998, or $35,388, are included in accrued expenses at April 30, 1998. The Company's subsidiaries sold approximately $15,000 of air monitoring and training services to Fanning, Phillips, & Molnar, a company of which the director is a principal.

During fiscal 1997, the Company's former Chief Operating Officer, Leo Mangan, was paid approximately $148,000 as fees for assisting the Company in various capital raising transactions for which he purportedly acted as finder. Payments for this service were made in addition to his base compensation as Chief
Operating Officer pursuant to an agreement approved by the Company's Board of Directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Financial Statements.

b)   Reports on Form 8-K

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended April 30, 1998.

c)   Items Required by Item 601 of Regulation S-B

     2.01 Merger Agreement for North Atlantic Laboratories, Inc. Included as Exhibit 2.01 to Registrant's For Form 10 KSB for the year ended April 30, 1997 filed September 29, 1997 and incorporated by reference thereto.

     3.01      Composite of Restated Certificate of Incorporation.

     4.01      Specimen Common Stock Certificate.

     4.02 Specimen of Common Stock Purchase Warrant dated September 3, 1987 included as Exhibit 4.1 of the Company's Registration Statement No. 33-14370 of N.Y filed June 1, 1987 and incorporated by reference thereto.

     4.03 Form of Convertible Note Agreement Included as Exhibit 4.04 to Registrant's For Form 10 KSB for the year ended April 30, 1997 filed September 29, 1997 and incorporated by reference thereto.

     10.01 Option Certificate for 2,000,000 stock options with Mr. O'Reilly. Included as Exhibit 4.05 to Registrant's Form 10 KSB for the year ended April 30, 1997 filed September 29, 1997 and incorporated by reference thereto.

     10.02 Employment Agreement between the Company and Michael O' Reilly entered into as of November 1, 1996. Included as Exhibit 10.02 to Registrant's Form 10 KSB for the year ended April 30, 1997 filed September 29, 1997 and incorporated by reference thereto.

     10.03 1997 Stock Grant and Option Plan included as Exhibit 4.1 of the Company's Registration Statement No. 333-22491 filed February 27, 1997 and incorporated by reference thereto.

     10.04 Purchase and Sale Agreement between Prestige Capital Corporation and Trade-Winds. .Included as Exhibit 10.04 to Registrant's Form 10 QSB for the quarterly period ended January 31, 1998 filed March 13, 1998 and incorporated by reference thereto.

     10.05 Purchase and Sale Agreement between Prestige Capital Corporation and North Atlantic Laboratories, Inc. Included as Exhibit 10.05 to Registrant's Form 10 QSB for the quarterly period ended January 31, 1998 filed March 13, 1998 and incorporated by reference thereto.

     10.06 Purchase and Sale Agreement between Prestige Capital Corporation and New York Testing, Inc. .Included as Exhibit 10.06 to Registrant's Form 10 QSB for the quarterly period ended January 31, 1998 filed March 13, 1998 and incorporated by reference thereto.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


     10.07 Amendment No. 1 to Revolving Credit Agreement dated February 6, 1998 between Windswept Environmental Group, Inc. and North Fork Bank. Included as Exhibit 10.06 to Registrant's Form 10 QSB for the quarterly period ended January 31, 1998 filed March 13, 1998 and incorporated by reference thereto.

     10.08 Promissory Note for $200,000 dated February 6, 1998 between Windswept Environmental Group, Inc. and North Fork Bank. Included as Exhibit 10.08 to Registrant's Form 10 QSB for the quarterly period ended January 31, 1998 filed March 13, 1998 and incorporated by reference thereto.

     10.09 Personal Guaranty of all liability between Michael O'Reilly and North Fork Bank. Included as Exhibit 10.09 to Registrant's Form 10 QSB for the quarterly period ended January 31, 1998 filed March 13, 1998 and incorporated by reference thereto.

     10.10 Form of Warrant Agreement with American Stock Transfer Company dated September 3, 1987 included as Exhibit 4.2 of the Company's Registration Statement No. 33-14370 N.Y. filed June 1, 1987 and incorporated by reference thereto.

     10.11 Form of Underwriter's Unit Purchase Option granted to Data Securities, Inc. dated September 3, 1987 included as Exhibit 4.3 of the Company's Registration Statement No. 33-14370 N.Y. filed June 1, 1987 and incorporated by reference thereto.

     10.13 Loan and Security Agreement dated June 1, 1998 between Business Alliance Capital Corporation and Windswept Environmental Group Inc. and Subsidiaries.

     10.14 Individual Guaranty of Michael O'Reilly to Business Alliance Capital Corporation.

     10.15 Revolving Credit Master Promissory Note for $1,850,000 with Between the Company and Business Alliance Capital Corporation.

     10.16 Term Loan for $595,000 Between the Company and Business Alliance Capital Corporation.

     10.17 Origination Fee Amendment dated August 1, 1998 between the Company and Business Alliance Capital Corporation.

     21        Subsidiaries of the Company

     23.01     Consent of BDO Seidman, LLP

     23.02     Consent of PricewaterhouseCoopers LLP

     27        Financial Data Schedule

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                                TABLE OF CONTENTS



                                                                    Page
                                                                    ----

Independent Auditors' Reports                                       F-1, F-2

Consolidated Balance Sheet as of April 30, 1998                     F-3

Consolidated Statements of Operations for the
      years ended April 30, 1998 and 1997                           F-4

Consolidated Statements of Stockholders' Equity (Deficit)
     for the years ended April 30, 1998 and 1997                    F-5

Consolidated Statements of Cash Flows for the
      years ended April 30, 1998 and 1997                           F-6

Notes to Consolidated Financial Statements                          F-7 to F-21

                        Report of Independent Accountants


To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.

We have audited the accompanying consolidated balance sheet of Windswept Environmental Group, Inc. as of April 30,1998 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Windswept Environmental Group, Inc. at April 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a stockholders' deficit and a working capital deficiency, and is in arrears with respect to certain of its obligations, including payroll taxes. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP
Melville, New York
August 13, 1998

                        Report of Independent Accountants


To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.

In our opinion,  the  accompanying  consolidated  statements of  operations,  of changes in stockholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Windswept Environmental Group, Inc. (the "Company") for the year ended April 30, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Company for any period subsequent to April 30, 1997.

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


PricewaterhouseCoopers LLP
Melville, New York
September 29,1997

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1998

                                     ASSETS
CURRENT ASSETS
   Cash                                                          $   33,915
   Accounts receivable, net of allowance for
     doubtful accounts of $280,000                                2,517,517
   Inventories                                                      161,266
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                           55,352
   Prepaid expenses and other current assets                        325,061
                                                                 ----------
                                     Total current assets         3,093,111

PROPERTY AND EQUIPMENT, net                                       2,799,191

OTHER ASSETS
   Goodwill, net of accumulated amortization of $36,526              85,500
   Notes receivable, net of current portion of  $80,460             209,245
   Other assets                                                     167,642
                                                                 ----------
            TOTAL ASSETS                                         $6,354,689
                                                                 ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $3,361,578
   Advances from factor                                           1,505,968
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                       266,000
   Payroll taxes payable                                            641,790
   Current portion of long-term debt                                955,367
   Obligations of unconsolidated subsidiary, net                    196,112
                                                               ------------
            Total current liabilities                             6,926,815

OTHER LIABILITIES
   Convertible notes                                                800,000
   Long-term debt, net of current portion                           227,604
   Other liabilities                                                 37,000
                                                               ------------
            TOTAL LIABILITIES                                     7,991,419

COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
   par value $.01; 1,300,000 shares issued and
     outstanding, at redemption value                             1,300,000

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value,
     10,000,000 shares authorized;                                     --
   Common stock, $.0001 par value,
     50,000,000 shares authorized;
     11,552,374 shares issued and outstanding                         1,155
   Additional paid-in capital                                    28,126,648
   Accumulated deficit                                          (30,989,396)
   Less deferred compensation                                       (75,137)
                                                               ------------
                        Total stockholders' equity (deficit)     (2,936,730)
                                                               ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $  6,354,689
                                                               ============

See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997

                                                                     1998           1997
                                                                ------------    ------------
 Revenues                                                       $ 11,968,774    $ 15,275,209

 Cost of revenues                                                 10,256,964      12,837,866
                                                                ------------    ------------

         Gross profit                                              1,711,810       2,437,343
                                                                ------------    ------------

 Selling, general and administrative expenses                      5,359,178       4,997,839
 Impairment loss (Note 5)                                          1,287,000            --
 Special charges                                                        --         1,316,901
 Facility consolidation                                                 --           509,720
                                                                ------------    ------------
                                                                   6,646,178       6,824,460
                                                                ------------    ------------

         Loss from operations                                     (4,934,368)     (4,387,117)
                                                                ------------    ------------

 Other income (expense):

    Interest expense                                                (787,576)       (178,615)
    Other, net                                                       112,149         249,982
    Loss on investments                                                 --          (298,000)
                                                                ------------    ------------


         Total other expense                                        (675,427)       (226,633)
                                                                ------------    ------------

         Net loss                                                 (5,609 795      (4,613,750)

 Dividends on Series A Redeemable Convertible Preferred Stock         91,596            --
                                                                ------------    ------------

         Net loss attributable to common stockholders           $ (5,701,391)   $ (4,613,750)
                                                                ============    ============

Basic and diluted net loss per common share                     $       (.55)   $       (.51)
                                                                ============    ============

Weighted average number of common shares outstanding              10,404,111       9,026,797
                                                                ============    ============



See accompanying notes to consolidated financial statements.

                                                 WINDSWEPT ENVIRONMENTAL GROUP, INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE YEARS ENDED APRIL 30, 1998 AND 1997


                                                         Common Stock             Additional                           Stock
                                                  Number            Par            Paid-in          Treasury        Subscription
                                                  shares           value           Capital           Stock           Receivable
                                               -------------     ---------      ------------      -----------       ------------

Balance at April 30, 1996                         6,097,366          $617       $25,159,377          $(58,000)         $(46,988)

Net proceeds from private placements
  of common stock                                 2,600,000           260         1,232,165              --                --
Issuance of common stock for services               690,873            69           479,073              --                --
Issuance of common stock and options in
 connection with acquisition of North
 Atlantic Laboratories Inc.                         252,835            25           299,828              --                --
Issuance of treasury stock                           70,000          --                --              58,000              --
Return of common stock as
  part of legal settlement                          (20,000)         --                --             (10,000)             --
Collection of stock subscription
  receivable                                           --            --                --                --              46,988
Options issued to placement agent                      --            --              31,250              --                --
Issuance of common stock for partial
  payment of management termination costs            75,000             8            34,992              --                --
Accretion of discount on convertible notes             --            --              81,346              --                --
Amortization of deferred compensation                  --            --                --                --                --
Net loss                                               --            --                --                --                --
                                               ------------      --------      ------------      ------------      ------------

Balance at April 30, 1997                         9,766,074           979        27,318,031           (10,000)             --

Issuance of common stock for services             1,238,872           124           340,236              --                --
Issuance of stock options for services                 --            --              10,000              --                --
Issuance of common stock for employee
and director compensation                           409,940            41           163,265              --                --
Issuance of common stock to settle
  legal obligations                                 137,488            13            40,556              --                --
Retirement of treasury stock                           --              (2)           (9,998)           10,000              --
Accretion of discount on convertible notes             --            --             356,154              --                --
Amortization of deferred compensation                  --            --                --                --                --
Dividends                                              --            --             (91,596)             --                --
Net loss                                               --            --                --                --                --
                                               ------------      --------      ------------      ------------      ------------

Balance at April 30, 1998                        11,552,374        $1,155       $28,126,648      $       --        $       --
                                               ============      ========      ============      ============      ============



                                                Accumulated         Deferred
                                                  Deficit         Compensation         Total
                                               ------------       ------------         -----

Balance at April 30, 1996                      $(20,765,851)         $(43,055)       $4,246,100

Net proceeds from private placements
  of common stock                                      --                --           1,232,425
Issuance of common stock for services                  --            (148,000)          331,142
Issuance of common stock and options in
 connection with acquisition of North
 Atlantic Laboratories Inc.                            --                --             299,853
Issuance of treasury stock                             --                --              58,000
Return of common stock as
  part of legal settlement                             --                --             (10,000)
Collection of stock subscription
  receivable                                           --                --              46,988
Options issued to placement agent                      --                --              31,250
Issuance of common stock for partial
  payment of management termination costs              --                --              35,000
Accretion of discount on convertible notes             --                --              81,346
Amortization of deferred compensation                  --              44,916            44,916
Net loss                                         (4,613,750)             --          (4,613,750)
                                               ------------      ------------      ------------

Balance at April 30, 1997                       (25,379,601)         (146,139)        1,783,270

Issuance of common stock for services                  --             (65,000)          275,360
Issuance of stock options for services                 --                --              10,000
Issuance of common stock for employee
and director compensation                              --            (112,000)           51,306
Issuance of common stock to settle
  legal obligations                                    --                --              40,569
Retirement of treasury stock                           --                --                --
Accretion of discount on convertible notes             --                --             356,154
Amortization of deferred compensation                  --             248,002           248,002
Dividends                                              --                --             (91,596)
Net loss                                         (5,609,795)             --          (5,609,795)
                                               ------------      ------------      ------------

Balance at April 30, 1998                      $(30,989,396)         $(75,137)      $(2,936,730)
                                               ============      ============      ============


See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997

                                                              1998            1997
                                                          -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(5,609,795)    $(4,613,750)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                           1,603,917         822,470
    Impairment loss                                         1,287,000            --
    Provision for doubtful accounts                           324,091         125,000
    Gain on settlement of lawsuit                            (102,993)           --
    Loss on investments                                          --           298,000
    Loss on abandonment/disposal of fixed assets                 --           463,013
    Common stock issued for services or for
     settlement of litigation                                 176,064         538,999
    Other, net                                                 (9,018)         69,075
Changes in assets and liabilities, net of effects of
  acquisition of business:
     Accounts receivable                                     (646,324)        (54,791)
     Costs and estimated earnings in excess
       of billings on uncompleted contracts                   (24,047)           --
     Inventories                                               (2,552)        106,351
     Prepaid expenses and other                               418,914        (351,358)
     Other assets                                              32,948         (63,970)
     Accounts payable and accrued expenses                    957,791       1,394,218
     Billing in excess of costs and estimated earnings
        on uncompleted contracts                              215,930            --
      Payroll taxes payable                                   294,386         118,813
                                                          -----------     -----------
Net cash used by operating activities                      (1,083,687)     (1,147,930)
                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, net                 (675,992)       (465,266)
    Proceeds from sale of assets                               37,226            --
    Collection of notes receivable                             66,880          41,105
    Decrease in security deposits                                --             8,835
    Acquisition of business, net of cash received                --           (89,377)
                                                          -----------     -----------
Net cash used by investing activities                        (571,886)       (504,703)
                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                   --         1,279,413
    Proceeds from debt financing                                 --         1,350,381
    Advances from factor, net                               1,505,968            --
    Debt issuance costs                                          --          (142,406)
    Principal payments of long-term debt                     (447,511)       (313,311)
    Deposit held for stock placement                             --          (150,000)
    Payment of dividends                                      (23,346)           --
                                                          -----------     -----------
Net cash provided by financing activities                   1,035,111       2,024,077
                                                          -----------     -----------

NET (DECREASE) INCREASE IN CASH                              (620,462)        371,444
CASH, BEGINNING OF YEAR                                       654,377         282,933
                                                          -----------     -----------
CASH, END OF YEAR                                         $    33,915     $   654,377
                                                          ===========     ===========

See accompanying notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997

1.   DESCRIPTION OF BUSINESS ACTIVITIES

     Windswept Environmental Group, Inc. (the "Company") provides a broad range of environmental services through vertically integrated businesses in the areas of hazardous waste remediation, asbestos removal, lead clean-up, emergency spill response and laboratory testing and training. The Company also provides demolition, renovation and other general construction services. The Company provides these services to a diversified customer base located primarily in the New York metropolitan area.

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

     Revenue from contracts which extend over periods of one month or more is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to estimates of costs and income and are recognized in the period in which the revisions are determined.

     Inventories

     Inventories consist of materials and supplies utilized on the Company's remediation projects and are recorded at the lower of cost (first-in, first-out) or market.

     Concentration of Credit Risk

     The Company establishes an allowance for accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Accounting for the impairment of long-lived assets

     Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. Goodwill amortization charged against earnings was $156,820 and $58,745 in fiscal 1998 and 1997, respectively. There is an impairment of goodwill in fiscal 1998. See Note 6.

     Net Loss Per Share

     Effective May 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which required presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings, which are relevant to the current circumstances of the Company. All equivalents including options, convertible debt, and convertible preferred stock may have a dilutive effect in the future.

     Income Taxes

     The accompanying consolidated financial statements have been prepared in conformity with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). In accordance with SFAS 109, deferred taxes are provided based on the temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred taxes are measured using the enacted tax rates expected to apply when temporary differences are settled or realized.

     A  valuation   allowance   is  provided  for  those  net   operating   loss
     carryforwards and temporary differences which are estimated to expire before they are utilized.

     The Company files a consolidated Federal tax return. Accordingly, Federal income taxes are provided on the taxable income, if any, of the consolidated group. State income taxes are provided on a separate company basis, if and when taxable income, after utilizing available carry forward losses, exceeds certain levels.

     Debt Issuance Costs

     The costs related to the issuance of the 10% convertible notes, totaling $173,656, have been capitalized and are included in other assets. Debt issue costs are amortized to interest expense using the effective interest method over the term of the related debt. Amortization of debt issuance costs was $26,376 and $2,894 during the years ended April 30, 1998 and 1997, respectively.

     Stock Option Plans

     The Company follows Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires a fair value-based method of accounting for stock compensation plans. As permitted by SFAS 123, the Company has chosen to adopt the disclosure requirements of SFAS 123, and continue to record stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to earnings in accounting for stock options granted to employees when the option exercise prices are below the fair market value of common stock at the grant date.

     The Company recognizes restricted stock awards for future services over the period in which the related service is performed. Accordingly, the Company has recorded these amounts as deferred compensation.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Fair Value of Financial Instruments

     As of April 30, 1998 the carrying value of cash, accounts receivable, accounts payable, accrued expenses, advances from factor, notes payable and current maturities of long-term debt approximated fair value because of their short maturity. The carrying value of notes receivable approximated fair value based on the discounted cash flow method. Based on a closing market value of $.46 at April 30, 1998, the fair value of the Convertible Notes was $828,000, and the fair value of the Series A Redeemable Preferred Stock was $598,000. The Company believes that an undetermined discount for lack of liquidity would be appropriate due to the large amount of stock that would be issuable upon conversion. The fair value of fixed-rate long-term debt, which approximates the carrying value on the financial statements, is estimated using discounted cash flow analysis based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     Reclassifications

     Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform with the current year's presentation.

     New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This standard is not expected to materially impact the Company's disclosures when it is adopted.

3.   LIQUIDITY AND BUSINESS RISKS

     As indicated in the Report of Independent Certified Public Accountants, the Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 1998, the Company has a stockholders' deficit of $2,936,730, an accumulated deficit of $30,989,396, and has not generated positive cash flow from operations to date. The Company has financed its operations to date primarily through issuances of debt and equity securities. At April 30, 1998, the Company had $33,915 in cash, and a working capital deficit of $3,833,704. In addition, as of July 31, 1998 and April 30, 1998, the Company was in arrears with respect to certain payroll tax obligations of approximately $345,000 and $580,000, respectively, and as of April 30, 1998, with respect to preferred stock dividends of $70,775.These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Although management believes, based on the development of the Company's business operations and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional sufficient capital to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company requires substantial working capital to support its ongoing operations. Revenue growth is expected in new service areas, as the result of the Company 's ability to provide a broad range of services. As is common in the environmental services industry, payments for services rendered are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, the Company must typically fund substantial project costs, including significant labor and bonding costs, from financing sources within and outside the Company. Certain contracts, in particular those with state or federal agencies, may provide for payment terms of up to 90 days or more and may require the posting of substantial performance bonds which are generally not released until completion of the project. As of July 31, 1998, the Company has approximately $200,000 of available debt capacity under its line with BACC (See Note 9), and may succeed in increasing that capacity should the Company's financial conditions improve. In addition, the Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997

3.   LIQUIDITY AND BUSINESS RISKS (CONT'D)

     it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or construction contracts,
     (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

4.   ACCOUNTS RECEIVABLE

     In February 1998, the Company' s three subsidiaries each entered into a six-month Purchase and Sale Agreements ("PSA" ) with a commercial factor which advanced each company 75% of its eligible receivables, as defined. The factor maintained a security interest in the Company's accounts receivable and advanced monies on a recourse basis. Interest rates ranged from 3% for invoices outstanding thirty days to 11% for those outstanding over a hundred days. Under the agreement the factor reserved the right to charge-back purchased accounts, at the receivables amount net of unearned interest, not paid within 100 days. The terms of the factoring agreement allowed the Company to maintain effective control over the receivables and therefore the agreement is recorded as a secured borrowing in accordance with Statement of Financial Accounting Standards No. 125, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The total amount of advances outstanding under the agreement at April 30, 1998 was $1,505,968. Discounts on the factoring of receivables recorded as interest expense amounted to $74,827 for the year ended April 30, 1998.

     On July 1, 1998 the Company exercised its right to terminate the PSA at the end of the six-month period and paid off all outstanding advances and unpaid fees due the factor. See Note 9.

5.   NOTES RECEIVABLE

     Spartan note receivable, 8.25%                             $205,377
     Mohave note receivable, interest imputed at 8.50%            84,508
                                                                --------
                                                                 289,885
     Less current portion included in prepaid expenses
      and other current assets                                    80,640
                                                                --------
                                                                $209,245
                                                                ========


     In June 1993, a subsidiary of the Company entered into a joint operating agreement with Spartan Dismantling Corp. ("Spartan") (as amended March
     1994) for the transfer and disposal of asbestos. The agreement called for Spartan and its management to provide the physical facility and operational support for an asbestos transfer station pursuant to a Department of Environmental Conservation 360 permit. The Company provided marketing, management and working capital to support the growth of the business from inception. In addition, the Company had advanced approximately $2,190,000 to support the joint operations through April 30, 1995. In March 1995, the President of Spartan, who was also a Director of the Company, resigned and assumed control of the joint venture. As a result, the Company commenced an arbitration action in August 1995 against this individual and Spartan for damages and recovery of net advances and accumulated profit. The action alleged breach of contract, fiduciary responsibility and other claims against Spartan and its president, who was a member of the Company's Board of Directors from June 1993 through March 1995. The Company's claim for net advances and accumulated profits of approximately $2,800,000 was settled in October 1996 for $300,000 and the return of 20,000 shares of the Company's common stock. The settlement note is collateralized by a first mortgage position on real property located in Brooklyn, NY at the Spartan facility. The Company received a $25,000 down payment and a $275,000 note receivable, payable in monthly installments of $6,022 through June 2001.

     On December 10, 1997 the Company settled a lawsuit relating to $250,000 which former management advanced during fiscal 1994 to Mohave Shores Development, Inc. ("Mohave") in anticipation of developing land on an Indian reservation in Arizona under a joint venture agreement. The Company is entitled to receive $120,000 over a four year period under a non-interest bearing arrangement with payments annually through January 2001. The Company recorded this note at its fair value of $102,993 as other income in 1998.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997


6.   ACQUISITION

     In February 1997, the Company acquired all of the assets of North Atlantic Laboratories, Inc ("NAL"), a certified environmental training, laboratory testing, and consulting services company. The total consideration for the purchase price was approximately $1,800,000 of which approximately $1,460,000 was assigned to the excess of purchase price over the net assets of the business acquired. In connection with this acquisition, the Company issued 1,300,000 shares of Series A Redeemable Convertible Preferred Stock ("RCPS"), 200,000 shares of restricted common stock and 200,000 stock options to purchase common stock of the Company exercisable at $.78 per share, valued at $156,000 and $100,000, respectively. In addition, the Company issued 52,835 restricted common shares valued at $43,853 for legal services performed. See Notes 10 and 11.

     In the fourth quarter of fiscal 1998, based on managements assessment of the undiscounted future cash flows and consideration of other competitive and market factors, an impairment loss of $1,287,000 was recorded related to the remaining goodwill of NAL at April 30, 1998.

7.   PROPERTY AND EQUIPMENT

     Major classes of property and equipment at April 30, 1998 consist of the following:

                                                  Estimated useful
                                                       life
                                                       ----
      Machinery and equipment                          5-10           $3,122,509
      Office furniture and equipment                   3-7               269,182
      Transportation equipment                         3-5               863,169
      Leasehold improvements                           5                 497,965
                                                                      ----------
                                                                       4,752,825
      Less: accumulated depreciation and amortization                  1,953,634
                                                                      ----------
                                                                      $2,799,191
                                                                      ==========

     The Company is obligated under various capital leases for machinery and equipment that expire at various dates through 2002. The carrying amount of machinery and equipment under capital leases included in property and equipment was as follows at April 30, 1998:

     Machinery and equipment                                            $122,695
     Less: accumulated amortization                                       26,728
                                                                        --------
                                                                        $ 95,967
                                                                        ========

     Depreciation expense for the years ended April 30, 1998 and 1997 was $816,609 and $634,569, respectively.

8.   OBLIGATION OF UNCONSOLIDATED SUBSIDIARY, NET

     In January 1996, Laboratory Testing Services, Inc. ("LTS"), a wholly-owned subsidiary of the Company filed a bankruptcy petition in the United States Bankruptcy Court in the Eastern District of New York. Subsequently, this case was converted to a Chapter 7 Bankruptcy proceeding. Concurrent with the bankruptcy petition, the operations of LTS were ceased. The court appointed bankruptcy trustee has been liquidating the assets of LTS to satisfy LTS's corporate obligations. Management believes that the Company's financial condition and results of operation will not be materially affected by this proceeding.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997


9.   DEBT AND LEASE OBLIGATIONS

     Convertible notes at April 30, 1998 are as follows:

          10% convertible notes, due March 2002                        $700,000
          12% convertible notes, related party, due December 1999       100,000
                                                                       ---------
                                                                       $800,000
                                                                       ========

     In March 1997, the Company completed a private offering of 10% convertible notes to a group of accredited investors. The Company received gross proceeds of $700,000 and incurred direct issuance costs of $173,656 related to the sale of the notes. The 10% convertible notes are payable in full in March 2002. Interest is payable semi-annually. The notes may be converted, at the option of the holder, at any time prior to maturity at a conversion price of $.50 per share. In May 1998, the holder of a $10,000 convertible note chose to convert her note into 20,000 shares of common stock.

     The holders of a majority of the convertible notes have a one-time right to demand that the Company register the 1,400,000 shares of common stock issuable upon conversion of the notes. The Company has reserved 1,400,000 shares of the common stock issuable upon conversion of the convertible notes.

     The Company has accounted for the difference in the market price of its common stock at the date of closing, $.8125, versus the $.50 conversion price, as additional value accreting to the holders of the convertible notes. Consequently, the Company has recorded additional interest expense on the convertible notes of $437,500 (1,400,000 shares at $.3125). The additional interest expense was recorded on a pro-rata basis from the date of issuance of the notes, March 11, 1997, through September 15, 1997 (the earliest possible conversion date). Additional interest of $356,154 and $81,346 was recorded during the years ended April 30, 1998 and 1997, respectively.

     In October 1996, the $100,000, 12% convertible note was issued to an outside director of the Company for cash. This note is convertible at the option of the holder at $.25 per share upon demand (equivalent to the fair value of the common stock at the date of issuance). The 12% convertible notes are payable in full in December 1999.

Long-term debt at April 30, 1998 is as follows:

 Note payable to bank                                                $  183,333
 Vehicle installment notes with finance company,
    payable monthly with interest rates ranging from
    8.45% to 11.75%, with terms expiring through May 2002               264,823
 Equipment notes,  payable monthly with interest rates
    ranging from 6.78% to 32.6%, expiring through July 2000             206,780
 Insurance premium financing, payable monthly with interest
    rates ranging from 7.3% to 14.25%, expiring through March 1999      307,804
 Litigation settlement, 6%, due September 1998                           81,341
 Capital lease obligations, 9.6% to 21.6%                               114,503
 Note payable, other, 10%, due September 1998                            24,387
                                                                     ----------
                                                                      1,182,971
 Less: current portion                                                  955,367
                                                                     ----------
                                                                     $  227,604
                                                                     ==========


     In May 1997, the Company entered into a revolving bank credit facility (the "Facility") which provided for borrowings up to $750,000 and was secured by all of the Company's assets not previously pledged under a debt or lease obligation. The Facility bore interest at the bank's prime rate plus 1.5%. Borrowings were based on 80% of the Company's eligible receivables, as defined. On February 13, 1998 the Company and its lender entered into an agreement to amend the Facility. Under the agreement, the Company agreed to pay off all amounts due the bank in excess of $200,000. The $200,000 balance was then converted to a term note over two years at prime plus 3%. The bank agreed to release its lien on the Company's accounts receivable and take a secondary position thereon, but maintained its lien on the Company's equipment and all the other assets until it was repaid in

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997


9.   DEBT AND LEASE OBLIGATIONS (CONT'D)

     full. In addition, the bank received the personal guaranty of the Company's chief executive officer with respect to these obligations. Simultaneous with the execution of the amendment of the bank agreement, the Company entered into a six-month factoring arrangement with another lender with respect to its accounts receivable and repaid the bank approximately $550,000. See Note 4.

     On June 1, 1998 the Company entered into a two-year Loan and Security Agreement ("LSA") with Business Alliance Capital Corporation ("BACC"). The LSA consisted of two parts, a term loan of $595,000 collateralized by the Company's equipment and revolving advances up to a maximum of $1,850,000, collateralized by the Company's accounts receivable, subject to a borrowing base of 80% of the Company's eligible accounts, as defined. Interest on the LSA is at 3% above prime. The term loan carries a five year principal amortization. Interest is calculated on a monthly minimum daily average loan balance of $750,000. The LSA carries an annual fee of 1% and a servicing fee of .5% monthly (to be adjusted to .3% after the Company satisfies certain conditions, as defined) of the average outstanding balance of the advances. The Company is required to maintain a $250,000 life insurance policy on its CEO with BACC named as an irrevocable beneficiary. The CEO has given BACC an unlimited personal guaranty on the LSA. In the event of a default, as defined, the Company is required to pay interest at 8% above the prime rate to BACC. In conjunction with the LSA, the Company utilized approximately $218,000 of the proceeds of the term loan to repay in full the outstanding note payable to the bank and certain other equipment related capital lease obligations. The Company further utilized $200,000 of the proceeds to effect an agreement with the Internal Revenue Service relating to its overdue payroll taxes. On July 1, 1998, the Company terminated its factoring agreement described in Note 4 and transferred its receivable collaterization to BACC. The Factor was paid $1,432,638 in full satisfaction of the Company's outstanding liability to it. The Company received an additional advance of $210,000, for a total initial advance of $1,642,638.

     The vehicle installment and equipment notes are secured by the underlying vehicles and equipment.

     In a civil action which was commenced in August 1995 in United States District Court, the Company and various current and prior officers and directors were named in a lawsuit brought by a group of shareholders. The lawsuit alleged misrepresentations made by the former COO and non-disclosure in public filings of certain Reg-S and other stock issuances made by the Company from August through October 1994. The Company settled this lawsuit in April 1997 for $150,000, net of $300,000 insurance proceeds, with monthly payments of $6,250 through April 1998, and $7,000 monthly thereafter until April 1999. In the event the Company defaults (as defined) on any of its payments, it will be required to pay $700,000 less the amounts already paid under the settlement.

     Aggregate maturities of long-term debt for each of the five years following April 30, 1998, are as follows:

                     Year Ending
                      April 30,
                      ---------
                        1999                          $  955,367
                        2000                             110,412
                        2001                              76,742
                        2002                              39,940
                        2003                                 510
                                                      ----------
                                                      $1,182,971
                                                      ==========

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997


9.   DEBT AND LEASE OBLIGATIONS (CONT'D)

     Future minimum lease payments under noncancellable operating leases for office space and equipment and the present value of future minimum capital lease payments as of April 30, 1998 are as follows:

                       Year Ending                           Capital          Operating
                        April 30,                             Leases           Leases
                       ----------                           ---------        ------------
                          1999                             $  64,835         $   349,371
                          2000                                41,076             360,864
                          2001                                23,489             335,425
                          2002                                 8,170             323,399
                                                            ---------        -----------
             Total minimum lease payments                    137,570         $ 1,369,059
                                                                             ===========
             Less: amount representing interest
               at rates ranging from 9.6% to 21.6%            23,067
                                                            --------
             Present value of minimum
               capitalized lease payments                    114,503
             Current portion                                  67,886
                                                            --------
             Long-term capitalized lease obligations       $  46,617
                                                           =========

     Total rental expense under cancelable and noncancellable operating leases was $286,888 and $209,754 for the years ended April 30, 1998 and 1997, respectively.

10.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In connection with the acquisition of North Atlantic Laboratories, Inc. ("NAL") in February 1997, the Company issued 1,300,000 RCPS having a liquidation value of $1 per share plus accumulated dividends. The dividend rate is the higher of (i) is 6%,or (ii) the inflation rate (as defined) plus 2 1/2%. After February 1998, the RCPS holders can convert their preferred shares to common at a ratio of one share of preferred to one share of common stock, subject to adjustment. The RCPS is callable by the Company in February 2002.

     In March 1998, the holders of the RCPS utilized their right to elect one member to the Board and vote together with common stockholders on the election of additional Directors and all other Company matters. Each share of RCPS has ten (10) votes until February 1999 and one (1) vote per share thereafter. On March 15, 1998, one of the holders of the RCPS joined the Board of Directors in accordance with the agreement.

     Pursuant to the terms of the RCPS, the Company is prohibited, without first obtaining the approval of at least a majority of the holders of the RCPS from (i) altering or changing the rights, preferences, privileges or restrictions of shares of Cumulative Preferred Stock, (ii) increasing the authorized number of shares or adjust the par value of Cumulative Preferred Stock, (iii) issuing any shares of capital stock ranking senior as to dividends or rights upon liquidation or dissolution to the Cumulative
     Preferred Stock or (iv) issuing any common stock at a price below the conversion price, as defined, to any officer, director or 10% shareholder.

11.  STOCK ISSUANCES

     During the year ended April 30, 1998, the Company issued 1,238,872 shares of common stock valued at $340,360 as consideration for various services provided during fiscal 1998. The Company issued 409,940 shares of common stock valued at $163,306 as consideration for director and certain employee compensation provided during fiscal 1998. The Company issued 137,488 shares of common stock valued at $40,569 to settle legal obligations during fiscal 1998.

     In May 1998 the Company received $68,000 for 425,000 shares of restricted common stock from a group of accredited investors. In June 1998 the Company issued 200,000 shares of its common stock in exchange for legal services rendered.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997



11.  STOCK ISSUANCES (CONT'D)

     During the year ended April 30, 1997, the Company issued 2,600,000 shares of common stock in several private placements for gross proceeds of $1,942,425. Direct expenses of $710,000 were paid out of these proceeds. In September 1996, the Company issued 75,000 shares of common stock valued at $35,000 related to the termination of the former Special Securities Counsel to the Company. The Company also issued 690,873 shares of common stock valued at $479,142 as consideration for various services provided during fiscal 1997. In connection with the acquisition of NAL, the Company issued 200,000 restricted common shares and 200,000 stock options in February 1997 valued at $156,000 and $100,000, respectively, and 52,835 restricted common shares valued at $43,853 for legal services performed. See Note 6.

12.  STOCK OPTIONS

     At April 30, 1998 and 1997, the Company had a fixed stock-based compensation plan. The Company has also issued options pursuant to option agreements not subject to any plan.. In each case, the exercise price of each option equals the market price of the Company's stock on the date of the grant.

     Effective January 21, 1995, the Company adopted a stock option plan which provides for the granting of 1,000,000 non-qualified or incentive stock options to officers and key employees. Non-qualified options to purchase 700,000 shares of common stock were granted effective May 26, 1995 at an exercise price of $1.50 per share. Of this amount, options to purchase 100,000 shares of common stock were granted to the Company's former chief financial officer, and options to purchase 250,000 shares of common stock were granted to its current chief executive officer. Up to 50% of said options were exercisable after six months from the date of grant and the balance after one year. Options to purchase 350,000 shares of common stock previously granted to its former Chief Executive Officer and former Chief Operating Officer were canceled upon their termination in September 1996. In September 1996, the new Chief Executive Officer was granted options to purchase 400,000 shares of common stock at an exercise price of $.53 per share. As of July 31, 1998, no options issued under this plan have been exercised.

     On September 26, 1996, non-qualified stock options to purchase an aggregate of 300,000 shares of common stock were granted to non-employee directors of the Company at $.56 per share. The options vest immediately and expire September 26, 2001.

     On December 2, 1996, the Board of Directors repriced all options previously issued to an exercise price of $.375 per share.

     On December 2, 1996, the Company granted 703,520 non-qualified stock options to employees to purchase shares of the Company's common stock at an exercise price of $.375 per share. The options may be exercised in full after December 2, 1998 and expire on December 2, 2001.

     On February 28, 1997, the Company granted 119,532 non-qualified stock options to employees to purchase shares of the Company's common stock at an exercise price of $.84 per share. The options may be exercised in full after February 28, 1999 and expire February 28, 2002.

     On July 1, 1997, the Company granted 58,370 non-qualified stock options to employees to purchase shares of the Company's common stock at an exercise price of $.75 per share. The options may be exercised in full after July 2, 1999 and expire June 30, 2002.

     On July 28, 1997, the Company granted 6,154 non-qualified stock options to employees to purchase shares of the Company's common stock at an exercise price of $.8125 per share. The options may be exercised in full after July 28, 1999 and expire July 27, 2002.

     On December 29, 1997, the Board of Directors repriced all options previously issued to then current officers, directors, and employees to an exercise price of $.22 per share. In addition, the Company granted 1,341,394 non-qualified stock options to employees to purchase shares of the Company's common stock at an exercise price of $.22 per share. The options may be exercised in full after December 29, 1999 and expire December 28, 2002. Non-qualified stock options to purchase an aggregate

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997



12.  STOCK OPTIONS (CONT'D)

     of 670,800 shares of common stock were granted to non-employee directors and officers of the Company at $.22 per share. The options vest immediately and expire December 28, 2002.

     On March 13,1998, the Company granted 285,000 non-qualified stock options to employees to purchase shares of the Company's common stock at an exercise price of $.13 per share. The options may be exercised in full after March 13, 2000 and expire March 12, 2003.

     On March 13, 1998, the Company granted 90,000 non-qualified stock options to non-employee directors to purchase shares of the Company's common stock at an exercise price of $.13 per share. The options vest immediately and expire March 12, 2003.

     On April 4, 1998, the Company granted 70,969 non-qualified stock options to employees to purchase shares of the Company's common stock at an exercise price of $.12 per share. The options may be exercised in full after April 4, 2000 and expire April 3, 2003.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and net loss per share would be $6,270,795, or $.60 in 1998 and $4,906,898, or $.54 in 1997, respectively.
     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for both fiscal 1998 and 1997; expected volatility of 100% , no dividend yield, and expected life of two to three years for the fiscal 1998 options and five years for the fiscal 1997 options. The weighted average risk free interest rate was 6.5% for 1998 and 1997.

     A summary of the status of the Company's stock option plans as of April 30, 1998 and 1997 are presented below:

                                             Employees         Range of                             Range of
                                             & Directors       Option Prices      Non-Employee    Option Prices
                                             Options           Per share            Options         Per Share
                                             -------           ---------           ---------        ---------
Outstanding at May 1, 1996                      700,000         $1.50                   --             --
Granted                                       1,523,052         $.38 - $.84          300,000       $.50 - $.78
Canceled                                       (350,000)        $1.50                   --             --
Forfeited                                       (26,025)        $.38 - $.84             --             --
                                              ---------         -----------          -------       -----------
Outstanding at April 30, 1997                 1,847,027         $.38 - $.84          300,000       $.50 - $.78
Granted                                       4,156,136         $.12 - $.81           18,100       $.01
Canceled                                     (1,633,449)        $.38 - $.84             --             --
Forfeited                                      (301,052)        $.22 - $.84             --             --
                                              ---------         -----------          -------       -----------
Outstanding at April 30, 1998                 4,068,662         $.12 - $.38          318,100       $.01 - $.78
                                              =========         ===========          =======       ===========

Options exercisable at April 30, 1997         1,050,000         $.38 - $.84          300,000       $.50 - $.78
                                              =========         ===========          =======       ===========

Options exercisable at April 30, 1998         1,790,000         $.12 - $.38          318,100       $.01 - $.78
                                              =========         ===========          =======       ===========


                     Number              Weighted-Avg.                                Number
Range of           Outstanding            Remaining                Weighted-Avg     Exercisable        Weighted-Avg.
Exercise Prices    At 4/30/98        Contractual Life (years)     Exercise Price    At 4/30/98         Exercise Price
---------------    ----------        ------------------------     --------------    ----------         --------------
$.12 - .22         3,968,662               4.12                       $0.21          1,690,000             $.22
$.375                100,000               2.07                       $0.375           100,000             $.375

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997


12.  STOCK OPTIONS (CONT'D)

     Effective March 10, 1995, the former Chief Operating Officer of the Company was granted a non-qualified option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.01 per share. This option vests and was only exercisable during the five (5) year period commencing upon the occurrence of I) the termination of the officer, ii.) upon his death, or (ii) a change in control, as defined, which shall be deemed to include a material change of the officers of the Company. This option was canceled in September 1996. Options for the same number of shares were granted in September 1996 to the new Chief Executive Officer, as described below, in consideration for his taking operational control of the Company and structuring new management. No amounts have been charged to compensation expense in the accompanying statements of operations for the years ended April 30, 1998 and 1997 related to this option.

     In September 1996, in connection with the Company's appointment of a new Chairman, President and Chief Executive Officer, he was granted an option to purchase 2,000,000 shares of Common Stock at an exercise price of $.01 per share which is exercisable for five years commencing the earlier of (i) the Company's termination without cause of employment as its Chief Executive Officer and (ii) the date of a change of a majority of the Board of Directors, other than through action by the Board in creating and filling vacancies, or (iii) a change in controlling stockholders (as defined), of the Company.

     On February 7, 1997, the Company's shareholders approved the Company's 1997 Employee Stock Grant and Option Plan (the "1997 Plan"). The 1997 Plan allows for a maximum of 500,000 shares of common stock to be available with respect to the grants of awards under the plan.

     On February 24, 1997, and in connection with the NAL acquisition, the Company granted the former owners of NAL non-qualified options to purchase 200,000 shares of the Company's stock at an exercise price of $.78 per share, the then fair market value of the Company's stock. These options were exercisable commencing on the date of grant and expire February 23, 2002. See Note 6.

     In April 1997, and in connection with the convertible debt offering, the Company granted the placement agent non-qualified options to purchase 100,000 shares of the Company's stock at an exercise price of $.50 per share. These options were exercisable commencing on the date of grant and expire April 1, 1999.

     On October 22, 1997 in connection with certain financing services, the Company issued options to purchase 18,100 shares of the Company's stock to a consultant at an exercise price of $.01 per share. These options are exercisable after October 23, 1998 and expire October 23, 2003.

     On December 23, 1997 the Company registered 1,000,000 shares of common stock to be made available with respect to the grants of awards under the 1997 Incentive Plan.

13.  SPECIAL CHARGES

     In September 1996, the Company entered into separate termination agreements with the former Chief Executive Officer ("CEO"), Chief Operating Officer ("COO") and Special Securities Counsel ("SSC") to the Company. These agreements called for the payment of existing compensation arrangements plus additional benefits in the form of transferring an investment in non-marketable securities of $330,000, issuing stock options and other miscellaneous benefits. Included in Special Charges on the Consolidated Statement of Operations for the year ended Apri1 30, 1997 are the termination costs related to the former CEO and SSC for $199,217 and $35,000, respectively. Also included in Special Charges are amounts actually paid ($195,976), the value of the non-marketable securities ($330,000) transferred to the former COO, and $556,708 of legal and professional fees incurred in connection with the terminations and the subsequent matters relating to the indictment. When the Company learned of the indictment of the former COO and SSC in October 1996 on charges of stock fraud and manipulation, the Company immediately ceased making payments to the former COO. The Company has not accrued for the unpaid balance of the termination agreement with the former COO totaling approximately $636,000 based on the guilty pleas to the charges of, among others, stock fraud and manipulation in violation of the federal securities laws. All stock options held by the former COO were either surrendered or expired in connection with his termination.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997


14.  FACILITY CONSOLIDATION

     In March 1997, management developed a plan to exit its several existing leased facilities and to consolidate operations in a single new location. In May 1997, the Company entered into a five year sublease agreement with an option to buy a 50,000 square foot facility in Bay Shore, New York. The new location was occupied on August 18, 1997 and houses all the operations of the Company. As such all other locations were vacated. In accordance with the exit plan, the Company recorded a charge of $459,720 to write down the carrying value of its existing leaseholds and recorded a provision of $50,000 for costs associated with the termination of its existing leases for warehouse and office facilities.

15.  LOSSES ON INVESTMENTS

     During the year ended April 30, 1997 the Company recorded a loss on investments in non-marketable securities of $298,000. In September 1996, the Company transferred its investment in 881,000 shares of ICIS Management Group, Inc. to its former Chief Operating Officer in connection with his termination. The Company recorded a loss on the investment of $198,000 based on an estimate of its fair value prior to the transfer of the investment, and a $330,000 special charge related to the value of the investments transferred. See Note 12. In addition, the Company wrote off $100,000 of the balance of its investment in Sovereign which it determined to be impaired.

16.  INCOME TAXES

     No provision for income taxes was recorded during the years ended April 30, 1998 and 1997 due to net losses being incurred. At April 30, 1998, the Company has net operating loss carry forwards for tax purposes of approximately $20,600,000 which expire through 2013.

     The Company's effective tax rate in 1998 and 1997 differs from the federal statutory rate as a result of a full valuation allowance being provided against gross deferred tax assets.

     Deferred tax assets consist of the following components at April 30:

                                               1998              1997
                                           ------------      ------------
      Net operating loss carryforwards     $  8,258,000      $  7,176,000
      Losses on investments                   2,437,000         2,559,000
      Other, net                                144,000           347,000
                                           ------------      ------------
                                             10,839,000        10,082,000
      Less: Valuation allowance             (10,839,000)      (10,082,000)
                                           ------------      ------------

      Net deferred tax asset               $     --          $     --
                                           ============      ============


     At April 30, 1998 and 1997, the Company has provided a full valuation allowance against the gross deferred tax asset since, in management's judgement, it is more likely than not that such benefits will not be realized.

     As a result of changes in stock ownership, a significant portion of the net operating loss carryforwards are subject to substantial restriction with regard to annual utilization.

17.  RELATED PARTY TRANSACTIONS

     In February 1997 the Company issued 650,000 shares of RCPS to a director of the Company and an additional 650,000 shares of RCPS to a partner of such director. Dividends of $11,673 were paid to this director in fiscal 1998 (with an additional $9,750 paid subsequent to the fiscal year end) and 50% of the outstanding accrued dividends (including certain amounts for interest on late payments of dividends) owing at April 30, 1998, or $35,388, are included in accrued expenses at April 30, 1998. The Company's subsidiaries sold approximately $15,000 of air monitoring and training services to a Company of which the director is a principal.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997


17.  RELATED PARTY TRANSACTIONS (CONT'D)

     During fiscal 1997, a director of the Company loaned the Company $100,000 in the form of a convertible note. The Company has included interest due of $18,500 in accrued expenses at April 30, 1998. See Note 9. This director is also an officer and director of a company which sold approximately $195,000 and $457,000 of material and supplies to the Company which was used on remediation projects during fiscal 1998 and 1997, of which approximately $72,000 is included in accounts payable and accrued expenses as of April 30, 1998.

     During the fiscal years ended April 30, 1997, the former Chief Operating Officer of the Company received $148,000 as fees for assisting the Company in various capital raising transactions.

18.  MAJOR CUSTOMERS

     During fiscal 1998, two customers accounted for approximately 10.5% and 8.2% of the Company's sales, respectively. During fiscal 1997 one customer accounted for 16% of the Company's sales.

19.  INDUSTRY SEGMENTS

     The Company's operations include environmental and construction operations.

     Segment data for 1998 is presented below:

     Loss from operations represents losses before interest and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. General corporate assets consist principally of cash.

                                         Environmental     Construction      Consolidated
                                         -------------     ------------      ------------
Revenues from unaffiliated customers     $ 10,125,604      $  1,843,170      $ 11,968,774
                                         ============      ============      ============
Loss from operations                     $ (4,343,086)     $   (591,282)     $ (4,934,368)
                                         ============      ============
General corporate income, net                                                     112,149
Interest expense                                                                 (787,576)
                                                                             ------------
Net Loss                                                                     $ (5,609,795)
                                                                             ============

Identifiable assets                      $  5,405,896      $    914,878      $  6,320,774
                                         ============      ============
Corporate assets                                                                   33,915
                                                                             ------------
Total assets                                                                 $  6,354,689
                                                                             ============

20.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments during the years ended April 30, 1998 and 1997 included interest of $317,219 and $93,145.

     Non-cash  operating   activities   included  the  payment  of  $169,921  in
     liabilities utilizing common stock in 1998.

     Non-cash investing activities included the acquisition of property and equipment in exchange for vehicle installment notes and equipment notes of $126,190 in 1998 and $372,789 in 1997. In fiscal 1997, non-cash investing activities included the use of 1,300,000 shares of RCPS to acquire NAL.

     Non-cash financing activities include $284,300 of annual insurance policy financing in 1998. Additionally, $200,000 of the Facility described in Note 9 was converted into a long-term loan. In 1997, non-cash financing activities included the issuance of 100,000 stock options to the placement agent for the 10% convertible notes. The value of these options, $31,250 is included in debt issuance costs. In addition, non-cash financing activities included the repayment of a note payable with treasury stock of $33,143.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997


20.  SUPPLEMENTAL CASH FLOW INFORMATION (CONT'D)

     Other non-cash transactions included $177,000 and $148,000 in deferred compensation costs recorded in fiscal 1998 and 1997 related to long term employee and outside consulting agreements paid with restricted stock.

21.  COMMITMENTS AND CONTINGENCIES

     Litigation

     In October 1996, the United States Attorney for the Eastern District of New York obtained a federal grand jury indictment against, among others, the Company's former Chief Operating Officer, Leo Mangan, and former Special Securities Counsel, James Nearen, on charges that include violations of federal securities law, including fraudulent issuances of 700,000 shares of the Company's common stock. Mr. Mangan and Mr. Nearen both subsequently pleaded guilty to the charges in the Federal indictment. To date, no charges have been filed against the Company or any other member of management as a result of the Eastern District investigation. The Company is awaiting the decision of the Securities and Exchange Commission concluding as to whether it will follow a staff recommendation that an enforcement action be filed seeking an injunction against future violations of the securities laws. The Company has vigorously opposed this recommendation on the grounds that all employees accused of wrongdoing have been terminated and other adequate remedial measures have been taken voluntarily by the Company.

     The Company is a defendant in a litigation matter whereby one or more plaintiffs claim to be entitled to additional wages while working for a subcontractor of the Company. The amount of the claim has not been specified. Management believes that the case is without merit, and intends to defend the action vigorously.

     On December 10, 1997 the Company settled a lawsuit relating to $250,000 which former management advanced during fiscal 1994 to the Mohave Shores Development, Inc. in anticipation of developing land on an Indian reservation in Arizona under a joint venture agreement. The Company expects to receive $120,000 over a four year period under a non-interest bearing arrangement with payments annually.

     The Company is party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

     Other Proceedings

     In January 1996 Laboratory Testing Services, Inc. ("LTS"), a wholly-owned subsidiary, filed a Chapter 11 petition in United States Bankruptcy Court in the Eastern District of New York. Subsequently, this case was converted to a Chapter 7 Bankruptcy proceeding. LTS is in process of liquidation through these bankruptcy proceedings. Management believes that the Company's financial condition and results of operations will not be materially affected by this proceeding.

     Sales tax examination

     The Company is presently undergoing a New York State sales tax examination for the period March 1, 1994 through September 28, 1997. The examination is still in progress and the findings are yet inconclusive.

     Employment Agreements

     In November 1996 the Company entered into an employment agreement with the Company's Chairman, President and Chief Executive Officer. Terms of the agreement provide for a base salary of $200,000 plus a bonus of 2% of gross revenues, up to a maximum of 25% of pre-tax profit, payable 50% in cash and 50% in restricted stock, as well as certain other fringe benefits. The chief executive was paid a bonus of $215,000 with respect to the 1997 fiscal year, based on the Company's revenues from January 1 to October 31, 1996 pursuant to his prior employment agreement with Trade-Winds. Effective January 1, 1998, the Board agreed to increase the chief executives salary by $60,000 per annum.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1998 AND 1997


21.  COMMITMENTS AND CONTINGENCIES (CONT'D)

     Employment Agreements (cont.)

     Effective June 2, 1997, pursuant to a three-year employment agreement ending May 31, 2000, the Company hired a Vice President of New Business and Public Relations ("VP"). In connection therewith, the VP shall attend functions and develop new business and shall also aid and supervise in the preparation of forms and other matters involving the use of his professional engineers license. Under the agreement, there will be an annual salary of $175,000 per annum. The Company also issued 100,000 shares of its common stock in conjunction with the agreement and issued an additional 100,000 shares on June 2, 1998, the anniversary of the agreement. The Company has also agreed to provide term life insurance in the amount of $500,000, and to maintain professional liability insurance in the minimum sum of $1,000,000 covering errors and omissions.

22.  SUBSEQUENT EVENTS

     Settlement with IRS

     In June 1998, the Company reached a tentative settlement with the Internal Revenue Service ("IRS") relating to its outstanding payroll tax liability. The Company has paid the IRS $270,000 through August 13, 1998, and is expected to remit an additional $140,000 in four monthly installments of $35,000 through December 1998.

     Lease Amendment

     On June 1, 1998 the Company amended its Sublease Agreement for its premises in Bay Shore, New York to extend the period of time required to post a $50,308 security deposit (required when the Company did not exercise its purchase option) to April 30, 1999 from April 30, 1998. In consideration of the extension, the Company will be required to pay a $5,000 fee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Dated: August 13, 1998

                                      WINDSWEPT ENVIRONMENTAL GROUP, INC.


                                      By:/s/ Michael O'Reilly
                                         -----------------------------------
                                      MICHAEL O'REILLY, Chairman, President
                                       and Chief Executive Officer


                                      By:/s/ Alan W. Schoenbart
                                         -----------------------------------
                                      ALAN W. SCHOENBART
                                      Chief Financial Officer
                                      (Principal Accounting Officer)


                                Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on August 13, 1998 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Michael O'Reilly and Alan W. Schoenbart, or either of them, with full power of substitution, his/her true and lawful attorneys-in-fact and agents to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which they or either of them may deem necessary or advisable to enable Windswept Environmental Group, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes he/her might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.



                                      /s/ Michael O'Reilly
                                      ------------------------------------
                                      MICHAEL O'REILLY, Chairman, President,
                                      Chief Executive Officer and Director
                                      (Principal Executive Officer)


                                      /s/ Anthony Towell
                                      ------------------------------------
                                      ANTHONY TOWELL, Director


                                      /s/ Samuel Sadove
                                      ------------------------------------
                                      SAMUEL SADOVE, Director


                                      /s/ Joann O'Reilly
                                      ------------------------------------
                                      JOANN O'REILLY, Director


                                      /s/ Dr.Kevin Phillips
                                      ------------------------------------
                                      DR. KEVIN PHILLIPS, Director