Form 10QSB
period 1998-07-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1998-09-21
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended July 31, 1998

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

Yes _X_  No ___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, Par Value $.0001                 12,844,463
(Title of Each Class)                         (Outstanding at August 31, 1998)


Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           July 31,
                                                                                             1998           April 30,
                                                                                          (Unaudited)         1998
                                                                                          ------------    ------------
                                     ASSETS

CURRENT ASSETS
   Cash                                                                                   $     65,732    $     33,915
   Accounts receivable, net of allowance for doubtful
      accounts of $120,000 and $280,000, respectively                                        2,560,254       2,517,517
   Inventories                                                                                 149,226         161,266
   Costs and estimated earnings in excess of billings on uncompleted contracts                 138,000          55,352
   Prepaid and other current assets                                                            247,432         325,061
                                                                                          ------------    ------------
           Total current assets                                                              3,160,644       3,093,111

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $2,155,876 and $1,953,634, respectively                                                  2,633,759       2,799,191

OTHER ASSETS
   Goodwill, net of accumulated amortization of $38,893 and $36,526, respectively               83,133          85,500
   Note receivable, net of current portion of $81,833 and $80,460, respectively                194,126         209,245
   Other assets                                                                                152,841         167,642
                                                                                          ------------    ------------
   TOTAL ASSETS                                                                           $  6,224,503    $  6,354,689
                                                                                          ============    ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                  $  3,206,428    $  3,361,578
   Revolving credit note payable                                                             1,583,462            --
   Advances from factor                                                                           --         1,505,968
   Billings in excess of costs and estimated earnings on uncompleted contracts                 195,000         266,000
   Payroll taxes payable                                                                       246,308         641,790
   Current portion of long-term debt                                                           703,281         955,367
   Obligations of unconsolidated subsidiary, net                                               196,112         196,112
                                                                                          ------------    ------------
           Total current liabilities                                                         6,130,591       6,926,815

OTHER LIABILITIES
   Convertible notes                                                                           790,000         800,000
   Long-term debt, net of current portion                                                      666,166         227,604
   Other liabilities                                                                              --            37,000
                                                                                          ------------    ------------
           Total liabilities                                                                 7,586,757       7.991,419
                                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
 par value $.01; 1,300,000 shares issued and outstanding                                     1,300,000       1,300,000

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value,
     10,000,000 shares authorized                                                                 --              --
   Common stock, $.0001 par value,
     50,000,000 shares authorized;
     12,369,750 and 11,552,374 shares issued and outstanding, respectively                       1,237           1,155
   Additional paid-in capital                                                               28,357,638      28,126,648
   Accumulated deficit                                                                     (30,966,659)    (30,989,396)
   Less deferred compensation                                                                  (54,470)        (75,137)
                                                                                          ------------    ------------
           Total stockholders' equity (deficit)                                             (2,662,254)     (2,936,730)
                                                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $  6,224,503    $  6,354,689
                                                                                          ============    ============

See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)



                                                                     July 31,        July 31,
                                                                       1998            1997
                                                                   ------------    ------------
   Revenues                                                        $  3,443,463    $  3,295,363
   Cost of revenues                                                   2,321,157       3,184,914
                                                                   ------------    ------------
           Gross profit                                               1,122,306         110,449
   Selling, general and administrative expenses                         838,595       1,176,220
                                                                   ------------    ------------
           Income (loss) from operations                                283,711      (1,065,771)
                                                                   ------------    ------------
Other income (expense):
   Interest expense                                                    (276,306)       (308,237)
   Gain on disposal of equipment                                         15,332            --
                                                                   ------------    ------------
           Total other income (expense)                                (260,974)       (308,237)
                                                                   ------------    ------------
           Net income (loss)                                             22,737      (1,374,008)

Dividends on Series A Convertible Preferred Stock                        19,500          23,146
                                                                   ------------    ------------
           Net income (loss) attributable to common shareholders          3,237      (1,397,154)
                                                                  ------------    ------------
Basic and diluted net income (loss) per common share               $        .00    $       (.14)
                                                                   ------------    ============
Weighted average number of  common shares outstanding                12,185,528       9,835,410
                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1998
                                   (Unaudited)


                                              Common Stock
                                        ---------------------------   Additional
                                          Number of        Par          Paid-in       Accumulated       Deferred
                                           Shares         Value         Capital         Deficit       Compensation        Total
                                        ------------   ------------   ------------    ------------    ------------    ------------
Balance at April 30, 1998                 11,552,374   $      1,155   $ 28,126,648    $(30,989,396)   $    (75,137)   $ (2,936,730)

Proceeds from private placements of
common stock                                 425,000             42         67,958            --              --            68,000

Note conversion                               20,000              2          9,998            --              --            10,000

Issuance of common stock for services        247,376             25        124,147            --              --           124,172

Issuance of common stock for
employee and director compensation           125,000             13         48,387            --              --            48,400

Amortization of deferred compensation           --             --             --              --            20,667          20,667

Dividends paid                                  --             --          (19,500)           --              --           (19,500)

Net income                                      --             --             --            22,737            --            22,737
                                        ------------   ------------   ------------    ------------    ------------    ------------
Balance at July 31, 1998                  12,369,750   $      1,237   $ 28,357,638    $(30,966,659)   $    (54,470)   $ (2,662,254)
                                        ============   ============   ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)

                                                                                       July 31,      July 31,
                                                                                        1998           1997
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                $    22,737    $(1,374,008)
   Adjustments to reconcile net income (loss) to net cash
   used by operating activities:
     Depreciation and amortization                                                      255,077        542,562
     Provision for doubtful accounts                                                       --           76,997
     Issuance of common stock for director compensation                                  11,400         60,776
     Gain on disposal of equipment                                                      (15,332)          --
   Changes in operating assets and liabilities:
     Accounts receivable                                                                (42,737)      (916,108)
     Inventories                                                                         12,040        (18,479)
     Costs and estimated earnings in excess of billings on uncompleted contracts        (82,648)          --
     Due from officer                                                                      --          (49,053)
     Prepaid and other current assets                                                    78,822        149,468
     Other assets                                                                          --           (9,567)
     Accounts payable and accrued expenses                                              (30,979)       420,620
     Payroll taxes payable                                                             (395,482)       180,311
     Billings in excess of costs and estimated earnings  on uncompleted contracts       (71,000)       213,035
                                                                                    -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES                                                  (258,102)      (723,446)
                                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Collection of notes receivable                                                        13,926          4,157
   Proceeds from insurance settlement                                                    20,332           --
   Purchases of property and equipment                                                  (56,810)      (390,091)
                                                                                    -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                                                   (22,552)      (385,934)
                                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of long-term debt and factor advances                          (1,914,491)      (150,154)
   Proceeds from revolving bank line, net                                             1,583,462        745,930
   Proceeds from equipment term loan                                                    595,000           --
   Dividends paid on redeemable preferred stock                                         (19,500)       (23,346)
   Proceeds from issuance of common stock                                                68,000           --
                                                                                    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               312,471        572,430
                                                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                          31,817       (536,950)

CASH -BEGINNING                                                                          33,915        654,377
                                                                                    -----------    -----------
CASH - ENDING                                                                       $    65,732    $   117,427
                                                                                    ===========    ===========
Cash paid during the period for:

Interest                                                                            $   299,386    $    34,027
                                                                                    ===========    ===========
Taxes                                                                               $     1,500    $      --
                                                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JULY 31, 1998
                                   (Unaudited)

1.         BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
           Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1998.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Reclassifications - Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform with the current period presentation.

3          LIQUIDITY AND BUSINESS RISKS

           The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of July 31, 1998 the Company has a stockholders' deficit of $2,662,254 and an accumulated deficit of $30,966,659. The Company has financed its operations to date primarily through issuances of debt and equity securities. At July 31, 1998, the Company had $65,732 in cash, and a working capital deficit of $2,969,947. In addition, as of August 31, 1998 and July 31, 1998, the Company was in arrears with respect to certain payroll tax obligations of approximately $211,000 and $246,000, respectively, and as of July 31, 1998 with respect to preferred stock dividends of $70,775. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           In June 1998, the Company entered into a revolving credit facility to obtain a revolving credit line of $2,445,000, secured by certain of the Company's assets. The current quarter's results reflect efforts to improve the Company's overall gross margins and control its selling, general, and administrative expenses. Revenue growth is expected to continue and further expense reductions are planned; however, no assurance can be given in this regard. The Company is currently engaged in various discussions with potential investors regarding possible equity transactions. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or construction contracts (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

4.         EQUITY TRANSACTIONS

           On August 18, 1998 the Company's Board of Directors granted options to purchase 750,000 shares of common stock to the directors of the Company, which included 250,000 to the Chief Executive Officer. In addition, options to purchase 100,000 shares of common stock were issued to the Company'sChief Financial Officer. All of these options are exercisable immediately at an exercise price of $.34, and expire August 17, 2003.

           On August 20, 1998 the Company's Board of Directors approved the Company's 1998 Stock Incentive Plan ("Plan"). Under the Plan, the Company is permitted to grant awards up to a maximum of 2,000,000 shares of common stock as restricted stock, incentive stock options, non-qualified options, phantom stock and otherwise.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JULY 31, 1998
                                   (Unaudited)

4.         EQUITY TRANSACTIONS (cont.)

           During the quarter ended July 31, 1998 the Company received $68,000 from a group of private accredited investors for 425,000 shares, or $.16 per common share. In addition, a convertible noteholder converted a $10,000 note into20,000 shares of common stock. The Company issued 247,376 shares valued at $124,172 related to prior fiscal year obligations for legal and consulting services. The Company issued 100,000 shares of common stock valued at $37,000 to its Vice President of Business Development which it had been contractually obligated to issue. The Company's five directors were issued 5,000 shares each valued at $11,400 in the aggregate.

           In August 1998, the Company issued 474,713 shares for services, including 324,713 common shares for legal and consulting services. In addition, the Company issued 150,000 common shares to an accredited investor in a private placement for which the Company received $30,000, or $.20 per common share.

5.         RELATED PARTY TRANSACTIONS

           The Company purchased materials and supplies of $32,483, and had an outstanding balance payable at July 31, 1998 of $54,364 to a Company with which one of its directors is affiliated. The same director is owed $100,000 on a 12% convertible note payable in full in December 1999.

6.         DEBT

           On June 1, 1998 the Company entered into a two-year Loan and Security Agreement ("LSA") with Business Alliance Capital Corporation ("BACC"). The LSA consisted of two parts, a term loan of $595,000 collateralized by the Company's equipment and revolving advances up to a maximum of $1,850,000, collateralized by the Company's accounts receivable, subject to a borrowing base of 80% of the Company's eligible accounts, as defined. Interest on the LSA is at 3% above prime. The term loan carries a five year principal amortization. Interest is calculated on a monthly minimum daily average loan balance of $750,000. The LSA carries an annual fee of 1% and a servicing fee of .5% monthly (to be adjusted to .3% after the Company satisfies certain conditions, as defined) of the average outstanding balance of the advances. The Company is required to maintain a
           $250,000 life insurance policy on its CEO with BACC named as an irrevocable beneficiary. The Company's CEO has given BACC an unlimited personal guaranty on the LSA. In the event of a default, as defined, the Company is required to pay interest at 8% above the prime rate to BACC. In conjunction with the LSA, the Company utilized approximately $218,000 of the proceeds of the term loan to repay in full the outstanding note payable to the bank and certain other equipment related capital lease obligations. The Company further utilized $200,000 of the proceeds to effect an agreement with the Internal Revenue Service relating to its overdue payroll taxes. On July 1, 1998, the Company terminated its factoring agreement and transferred its receivable collaterization to BACC. The Factor was paid $1,432,638 in full satisfaction of the Company's outstanding liability to it. The Company received an additional advance of $210,000, for a total initial advance of $1,642,638.

7.         STATEMENTS OF CASH FLOWS

           During the quarter ended July 31, 1998, the Company's non cash operating activities included the payment of $124,172 in current liabilities utilizing its common stock. The Company also utilized $37,000 in common stock to satisfy a previous contractual obligation. See Note 4.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JULY 31, 1998
                                   (Unaudited)

8.         COMMITMENTS AND CONTINGENCIES

           Litigation

           In October 1996, the United States Attorney for the Eastern District of New York obtained a federal grand jury indictment against, among others, the Company's former Chief Operating Officer, Leo Mangan, and former Special Securities Counsel, James Nearen, on charges that include violations of federal securities law, including fraudulent issuances of 700,000 shares of the Company's common stock. Mr. Mangan and Mr. Nearen both subsequently pleaded guilty to the charges in the Federal indictment. To date, no charges have been filed against the Company or any other member of management as a result of the Eastern District investigation. The Company is awaiting the decision of the Securities and Exchange Commission as to whether it will follow a staff recommendation that an enforcement action be filed seeking an injunction against future violations of the securities laws. The Company has vigorously opposed this recommendation on the grounds that all employees accused of wrongdoing have been terminated and other adequate remedial measures have been taken voluntarily by the Company.

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

           Sales tax examination

           The Company is presently undergoing a New York State sales tax examination for the period March 1, 1994 through September 28, 1997. The examination is still in progress and the findings are as yet inconclusive.

           Settlement with IRS

           In June 1998, the Company reached a tentative settlement with the Internal Revenue Service ("IRS") relating to its outstanding payroll tax liability. The Company has paid the IRS $305,000 through September 2, 1998, and is expected to remit an additional $105,000 in three monthly installments of $35,000 through December 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the fiscal quarters ended July 31, 1998 and 1997, should be read in conjunction with the Consolidated Financial Statements contained herein, including the notes thereto.

This Item 2 and other items in this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements included in this Form 10-QSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial and operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by the Company of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward looking statements may be identified by the use of forward looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as the amount of the Company's revenues, the success of the Company in limiting or reducing its expenses, the frequency and magnitude of environmental disasters or disruptions, the effects of new laws or regulations relating to environmental remediation, the Company's ability to raise capital, the competitive environment within the Company's industry, dependence on key personnel, economic conditions, and the other factors and information disclosed and discussed in other sections in this Form 10-QSB, and in the Company's annual report on Form 10-KSB for the year ended April 30, 1998. Readers of this Form 10-QSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward looking statements.

RESULTS OF OPERATIONS

Net income and net income per share were $22,737 and $0 for the three-month period ended July 31, 1998 compared to net loss and net loss per share of $(1,374,008) and $(.14) during the same period in 1997. Revenues increased by $148,100, or 4%, from $3,295,363 to $3,443,463, while gross margins increased to 33% compared to 3% for the first quarter of fiscal 1998. Growth in the revenue of the Company's subsidiaries, North Atlantic Laboratories Inc. and New York Testing Laboratories Inc., accounted for 83% of the increased revenue. The increased margins were attributable primarily to management efforts during the past year to provide a broader and more profitable mix of services at its Trade-Winds subsidiary, whose margins increased to 29% from negligible levels. In addition, management has become more proficient in estimating its project costs and has turned down work where competitive factors would lead to projected project losses. The gross margins in the period ended July 31, 1997 were a result of the recognition of losses in that period related to certain longer-term contracts with projected losses, the effect of higher labor costs due to unionization in June 1996, and cost overruns on certain fixed price contracts during the quarter ended July 31, 1997.

Selling, general and administrative expenses declined by $337,625, or 29%, from $1,176,220 in the three-month period ended July 31, 1997 to $838,595 in the three-month period ended July 31, 1998. The decline was primarily related to approximate reductions as follows: bad debt expense, $77,000 (due to improved internal controls and management collection efforts); legal expenses, $62,000 (due to a reduction in SEC investigation and compliance and other non-operational type legal matters), health insurance, $37,000 (due to mandatory contributions required of employees since the third quarter of fiscal 1998), goodwill amortization expense of $36,000 (due to the impairment loss recorded in the fourth quarter of fiscal1998), fines and penalties, $22,000 (reduced due to the settlement agreement with the Internal Revenue Service), and sales salaries, $86,000 (due to the staff reduction in February 1998).

Interest expense declined $31,931, or 10% , from $308,237 in the three-month period ended July 31, 1997 to $276,306 in the three-month period ended July 31,1998. The substantial interest expense during the quarter ended July 31, 1998 was principally attributable to the high cost of receivable factoring in the months of May and June 1998. The Company began its borrowing base agreement with BACC as of July 2,1998. (See Note 6 to the Condensed Consolidated Financial Statements). The LSA carries an annualized interest rate of approximately 18%. During the quarter ended July 31, 1997 the Company incurred approximately $240,000 of interest expense relating to the accretion of a discount on the $700,000 of convertible notes issued in the fourth quarter of fiscal 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of July 31, 1998 the Company has a stockholders' deficit of $2,662,254 and an accumulated deficit of $30,966,659. The Company has financed its operations to date primarily through issuances of debt and equity securities. At July 31, 1998, the Company had $65,732 in cash, and a working capital deficit of $2,969,947. In addition, as of August 31, 1998 and July 31, 1998, the Company was in arrears with respect to certain payroll tax obligations of approximately $211,000 and $246,000, respectively, and as of July 31, 1998 with respect to preferred stock dividends of $70,775. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In June 1998, the Company entered into a revolving credit facility to obtain a revolving credit line of $2,445,000, secured by certain of the Company's assets. The current quarter's results reflect managements efforts to improve the Company's gross margins and control its selling, general, and administrative expenses. Revenue growth is expected to continue and further expense reductions are planned; however, no assurance can be given in this regard. The Company is currently engaged in various discussions with potential investors regarding possible equity transactions. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or construction contracts (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

The Company believes that its current resources together with anticipated continued positive cash flow from operation, if any, and the LSA, should provide sufficient cash to meet the Company's needs for approximately the next twelve months.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

           See Note 8 to the Condensed Consolidated Financial Statements.

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

Dated:     September 21, 1998

                                         WINDSWEPT ENVIRONMENTAL GROUP, INC.



                                         By:/s/ Michael O'Reilly
                                            ----------------------------------
                                                MICHAEL O'REILLY, Chairman and
                                                Chief Executive Officer


                                         By:/s/ Alan W.Schoenbart
                                            ----------------------------------
                                                ALAN W. SCHOENBART,
                                                Chief Financial Officer