Form 10QSB
period 1998-10-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1998-11-17
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 1998

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

               Yes  _X_               No___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, Par Value $.0001                             13,263,301
  (Title of Each Class)                        (Outstanding at October 31, 1998)

Transitional Small Business Disclosure Format (check one):    Yes ___   No  _X_

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     October 31,
                                                                                                        1998              April 30,
                                                                                                     (Unaudited)            1998
                                                                                                    ------------        ------------
                                     ASSETS
CURRENT ASSETS
    Cash                                                                                           $    303,441        $     33,915
    Accounts receivable, net of allowance for doubtful
       accounts of $140,143 and $280,000, respectively                                                3,043,139           2,517,517
    Inventories                                                                                         163,533             161,266
    Costs and estimated earnings in excess of billings on uncompleted contracts                          38,000              55,352
    Prepaid and other current assets                                                                    371,768             325,061
    Deferred income taxes                                                                               275,000                --
                                                                                                   ------------        ------------
            Total current assets                                                                      4,194,881           3,093,111

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $2,376,126 and $1,953,634, respectively                                                           2,545,104           2,799,191

OTHER ASSETS
    Goodwill, net of accumulated amortization of $41,260 and $36,526, respectively                       80,766              85,500
    Note receivable, net of current portion of $83,031 and $80,460, respectively                        178,713             209,245
    Other assets                                                                                        145,318             167,642
                                                                                                   ------------        ------------
    TOTAL ASSETS                                                                                   $  7,144,782        $  6,354,689
                                                                                                   ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                          $  3,206,802        $  3,361,578
    Revolving credit note payable                                                                     1,984,420                --
    Advances from factor                                                                                   --             1,505,968
    Billings in excess of costs and estimated earnings on uncompleted contracts                         162,500             266,000
    Payroll taxes payable                                                                               107,987             641,790
    Current portion of long-term debt                                                                   592,250             955,367
    Obligations of unconsolidated subsidiary, net                                                       196,112             196,112
                                                                                                   ------------        ------------
            Total current liabilities                                                                 6,250,071           6,926,815

OTHER LIABILITIES
    Convertible notes                                                                                   790,000             800,000
    Long-term debt, net of current portion                                                              598,244             227,604
    Other liabilities                                                                                      --                37,000
                                                                                                   ------------        ------------
            Total liabilities                                                                         7,638,315           7,991,419
                                                                                                   ------------        ------------
COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
 par value $.01; 1,300,000 shares issued and outstanding                                              1,300,000           1,300,000

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par value,
      10,000,000 shares authorized                                                                         --                  --
    Common stock, $.0001 par value,
      50,000,000 shares authorized;
      13,263,301 and 11,552,374 shares issued and outstanding, respectively                               1,326               1,155
    Additional paid-in capital                                                                       28,630,136          28,126,648
    Accumulated deficit                                                                             (30,391,190)        (30,989,396)
    Less deferred compensation                                                                          (33,805)            (75,137)
                                                                                                   ------------        ------------
            Total stockholders' equity (deficit)                                                     (1,793,533)         (2,936,730)
                                                                                                   ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                               $  7,144,782        $  6,354,689
                                                                                                   ============        ============


See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three Months Ended               Six Months Ended
                                                                           ------------------               ----------------
                                                                               October 31,                     October 31,
                                                                           1998            1997           1998              1997
                                                                       ------------    ------------    ------------    ------------
Revenues                                                               $  4,516,847    $  3,601,372    $  7,960,310    $  6,896,735

Cost of revenues                                                          3,206,378       3,086,938       5,527,535       6,271,852
                                                                       ------------    ------------    ------------    ------------
         Gross profit                                                     1,310,469         514,434       2,432,775         624,883

Selling, general and administrative expenses                                864,755       1,088,893       1,703,350       2,265,113
                                                                       ------------    ------------    ------------    ------------
         Income (loss) from operations                                      445,714        (574,459)        729,425      (1,640,230)
                                                                       ------------    ------------    ------------    ------------
Other income (expense):
 Interest expense                                                          (157,745)       (192,959)       (434,051)       (501,196)
 Other, net                                                                  12,500           1,735          27,832           1,735
                                                                       ------------    ------------    ------------    ------------
         Total other income (expense)                                      (145,245)       (191,224)       (406,219)       (499,461)
                                                                       ------------    ------------    ------------    ------------
         Income (loss) before income tax benefit                            300,469        (765.683)        323,206      (2,139,691)

Income tax benefit                                                         (275,000)           --          (275.000)           --
                                                                       ------------    ------------    ------------    ------------
         Net income (loss)                                                  575,469        (765,683)        598,206      (2,139,691)

Dividends on Series A Convertible Preferred Stock                            19,500          19,500          39,000          42,846
                                                                       ------------    ------------    ------------    ------------
         Net income (loss) attributable to common shareholders         $    555,969    $   (785,183)   $    559,206    $ (2,182,537)
                                                                       ============    ============    ============    ============
Net income (loss) per common share:
        Basic                                                          $        .04    $       (.08)   $        .04    $       (.22)
                                                                       ============    ============    ============    ============
       Diluted                                                         $        .03    $       (.08)   $        .04    $       (.22)
                                                                       ============    ============    ============    ============
Weighted average number of common shares outstanding:
        Basic                                                            12,800,778      10,110,692      12,463,486       9,973,051
                                                                       ============    ============    ============    ============
        Diluted                                                          17,562,677      10,110,692      17,192,329       9,973,051
                                                                       ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1998
                                   (Unaudited)

                                                    Common Stock
                                              -------------------------   Additional
                                              Number of        Par          Paid-in      Accumulated       Deferred
                                               Shares         Value         Capital        Deficit       Compensation       Total
                                             -----------   ------------   ------------   ------------    ------------   ------------
Balance at April 30, 1998                    11,552,374   $      1,155   $ 28,126,648   $(30,989,396)   $    (75,137)  $ (2,936,730)

Proceeds from private placements of
  common stock                                  735,000             73        129,927           --              --          130,000

Note conversion                                  20,000              2          9,998           --              --           10,000

Issuance of common stock for services           583,089             59        251,574           --              --          251,633

Issuance of common stock
  for legal settlement                           22,874              2          9,262           --              --            9,264

Issuance of common stock for
  employee and director compensation            125,000             13         48,387           --              --           48,400

Amortization of deferred compensation              --             --             --             --            41,332         41,332

Dividends on preferred stock                       --             --          (39,000)          --              --          (39,000)

Issuance of common stock and options for
  accrued preferred dividends and related
  interest                                      224,964             22         93,340           --              --           93,362

Net income                                         --             --             --          598,206            --          598,206
                                            -----------   ------------   ------------   ------------    ------------   ------------

Balance at October 31, 1998                  13,263,301   $      1,326   $ 28,630,136   $(30,391,190)   $    (33,805)  $ (1,793,533)
                                            ===========   ============   ============   ============    ============   ============


See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                   (Unaudited)

                                                                 October 31,   October 31,
                                                                    1998           1997
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                           $   598,206    $(2,139,691)
    Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
      Depreciation and amortization                                 505,886        983,633
      Provision for doubtful accounts                                15,393         78,097
      Issuance of common stock and stock options for services        59,662        106,346
      Gain on disposal of equipment                                 (15,332)        (1,735)
      Deferred income taxes                                        (275,000)          --
    Changes in operating assets and liabilities:
      Accounts receivable                                          (541,015)    (1,273,217)
      Inventories                                                    (2,267)       (21,046)
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                     17,352         (6,965)
      Due from officer                                                 --          (62,070)
      Prepaid and other current assets                               92,525        244,623
      Other assets                                                     --          (17,538)
      Accounts payable and accrued expenses                         131,721      1,401,158
      Payroll taxes payable                                        (533,803)       263,214
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                   (103,500)          --
                                                                -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES                               (50,172)      (445,191)
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Collection of notes receivable                                    28,137         23,045
   Proceeds from sale of assets                                        --           14,614
   Proceeds from insurance settlement                                20,332           --
   Purchases of property and equipment                             (188,405)      (586,974)
                                                                -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                              (139,936)      (549,315)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt and factor advances     (2,230,286)      (340,427)
    Proceeds from revolving bank line, net                        1,984,420        728,613
    Proceeds from equipment term loan                               595,000           --
    Dividends paid on redeemable preferred stock                    (19,500)       (23,346)
    Proceeds from issuance of common stock                          130,000           --
                                                                -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           459,634        364,840
                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH                                     269,526       (629,666)

CASH - BEGINNING                                                     33,915        654,377
                                                                -----------    -----------
CASH - ENDING                                                   $   303,441    $    24,711
                                                                ===========    ===========
Cash paid during the period for:

Interest                                                        $   385,152    $    97,093
                                                                ===========    ===========
Taxes                                                           $     2,750    $      --
                                                                ===========    ===========


See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

3.   LIQUIDITY AND BUSINESS RISKS

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 1998 the Company has a stockholders' deficit of $1,793,533 and an accumulated deficit of $30,391,190. The Company has financed its operations to date primarily through issuances of debt and equity securities. At October 31, 1998, the Company had $303,441 in cash, and a working capital deficit of $2,055,190. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In June 1998, the Company entered into a revolving credit facility to obtain a revolving credit line of $2,445,000, secured by certain of the Company's assets. This revolving credit line was increased by $650,000 to $3,095,000 in October 1998. The current quarter's results reflect efforts to improve the Company's overall gross margins and control its selling, general, and administrative expenses. Revenue growth is expected to continue and further expense reductions are planned; however, no assurance can be given in this regard. The Company is currently engaged in various discussions with potential investors regarding possible equity transactions. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining additional financing to meet its obligations as they become due. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or construction contracts (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

4.   EQUITY TRANSACTIONS

     During May 1998 the Company received $68,000 from several private accredited investors for 425,000 shares, or $.16 per common share. Also during May 1998 , a convertible noteholder converted a $10,000 note into 20,000 shares of common stock. During August and September 1998, the Company received $62,000 from several private accredited investors for 310,000 shares, or $.20 per common share.

     On August 18, 1998 the Company's Board of Directors granted options to purchase 750,000 shares of common stock to the directors of the Company, which included 250,000 to the Chief Executive Officer. In addition, options to purchase 100,000 shares of common stock were issued to the Company's Chief Financial Officer. All of these options are exercisable immediately at an exercise price of $.34, and expire August 17, 2003.

     On August 20, 1998 the Company's Board of Directors approved the Company's 1998 Stock Incentive Plan ("Plan"). Under the Plan, the Company is permitted to grant awards up to a maximum of 2,000,000 shares of common stock as restricted stock, incentive stock options, non-qualified options, phantom stock and otherwise.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   EQUITY TRANSACTIONS (cont.)

     For the six months ended October 31, 1998, the Company issued 504,142 shares valued at $221,633 related to prior fiscal year obligations for legal and consulting services. The Company issued 78,947 shares and 22,874 shares valued at $30,000 and $9,264 for current fiscal year legal services and a legal settlement, respectively. The Company issued 100,000 shares of common stock valued at $37,000 to its Vice President of Business Development which it had been contractually obligated to issue. The Company's five directors were issued 5,000 shares each valued at $11,400 in the aggregate. The Company issued 224,964 shares of its common stock and 30,000 options (exercisable at $.375) in payment of all accrued and unpaid preferred stock dividends and interest due through October 31, 1998. During the six month period ended October 31, 1998, 467,604 stock options were forfeited.

     On October 2, 1998 the Company issued 50,000 stock options to an employee, exercisable at $.40. On November 13, 1998, the Company issued 550,000 stock options to certain of its employees, exercisable at $.375. These options expire in October 2003.

5.   RELATED PARTY TRANSACTIONS

     The Company purchased materials and supplies of $127,651, and had an outstanding balance payable at October 31, 1998 of $97,686 to a Company with which one of its directors is affiliated. The same director is owed $100,000 on a 12% convertible note payable in full in December 1999.

6.   DEBT

     On June 1, 1998 the Company entered into a two-year Loan and Security Agreement ("LSA") with Business Alliance Capital Corporation ("BACC"). The LSA consisted of two parts, a term loan of $595,000 collateralized by the Company's equipment and revolving advances up to a maximum of $2,500,000 (as amended October 19,1998), collateralized by the Company's accounts receivable, subject to a borrowing base of 80% of the Company's eligible accounts, as defined. Interest on the LSA is at 3% above prime. The term loan carries a five year principal amortization. Interest is calculated on a monthly minimum daily average loan balance of $750,000. The LSA carries an annual fee of 1% and a servicing fee of .5% monthly (to be adjusted to .3% after the Company satisfies certain conditions, as defined) of the average outstanding balance of the advances. The Company is required to maintain a $250,000 life insurance policy on its CEO with BACC named as an irrevocable beneficiary. The Company's CEO has given BACC an unlimited personal guaranty on the LSA. In the event of a default, as defined, the Company is required to pay interest at 8% above the prime rate to BACC. In conjunction with the LSA, the Company utilized approximately $218,000 of the proceeds of the term loan to repay in full the outstanding note payable to the bank and certain other equipment related capital lease obligations. The Company further utilized $200,000 of the proceeds to effect an agreement with the Internal Revenue Service relating to its overdue payroll taxes. On July 1, 1998, the Company terminated its factoring agreement and transferred its receivable collateralization to BACC. The Factor was paid $1,432,638 in full satisfaction of the Company's outstanding liability to it. The Company received an additional advance of $210,000, for a total initial advance of $1,642,638.

7.   STATEMENTS OF CASH FLOWS

     During the six months ended October 31, 1998, the Company's non-cash operating activities included the payment of $221,633 in current liabilities utilizing its common stock. The Company also utilized $37,000 in common stock to satisfy a previous contractual obligation. See Note 4. Non-cash financing activities include $136,841 of annual insurance premium financing and $93,362 of common stock and options issued in payment of accrued preferred dividends and related interest.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     Settlement with IRS

     In June 1998, the Company reached a tentative settlement with the Internal Revenue Service ("IRS") relating to its outstanding payroll tax liability. The Company has paid the IRS $375,000 through November 3, 1998, and is expected to remit a final payment of approximately $39,000 in December 1998. Previously paid penalties in excess of $85,000 were abated during the quarter ended October 31,1998 and are reflected as a reduction of selling, general, and administrative expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the fiscal six months ended October 31, 1998 and 1997, should be read in conjunction with the Consolidated Financial Statements contained herein, including the notes thereto.

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

RESULTS OF OPERATIONS

Net income and net income per share for the quarter and six month period ended October 31,1998 was $575,469 and $.04 and $598,206 and $.04, respectively, compared to a net loss and loss per share for the quarter and six-month period ended October 31, 1997 of $(765,683) and $(.08) and $(2,139,691) and $(.22),
respectively.

Revenues for the quarter ended October 31, 1998 increased by $915,475, or 25%, to $4,516,847 from $3,601,372. Revenues for the first six months of fiscal 1999 increased by $1,063,575, or 15%, to $7,960,310 from $6,896,735. The increase in revenues was primarily reflected in the second quarter results of the Company's Trade-Winds subsidiary, where asbestos remediation revenues increased 31% or approximately $640,000, and construction/ renovation revenues increased 72% or approximately $797,000. The revenues of the other Company subsidiaries, North Atlantic Laboratories, Inc. ("NAL") and New York Testing Laboratories, Inc.("NYTL"), remained approximately flat compared to the prior periods, with slight declines in revenues of 2% for NAL, to $894,820 from $910,061, and 6% for NYTL, to $561,499 from $594,494 over the six month period.

Gross margins for the quarter and six month period ended October 31, 1998 increased to 29% and 31%, respectively, compared to 14% and 9% for the quarter and six months ended October 31, 1997, respectively. The increased margins were attributable primarily to management efforts during the past year to provide a broader and more profitable mix of services at its Trade-Winds subsidiary. In addition, management believes that it has become more proficient in estimating its project costs and has turned down work where competitive factors would lead to projected project losses. Margins at the Company's Trade-Winds subsidiary increased to 28% from 7% over the comparative prior six month period. The gross margins in the period ended October 31, 1997 were a result of the recognition of losses in that period related to certain longer-term contracts with projected losses, the effect of higher labor and benefit (including worker's compensation insurance) costs due to unionization in June 1996, and cost overruns on certain fixed price contracts during the quarter ended July 31, 1997.

Selling, general and administrative expenses for the quarter ended October 31, 1998 declined by $224,138, or 21%, to $864,755 from $1,088,893 in the quarter ended October 31, 1997. Selling, general and administrative expenses for the six month period ended October 31, 1998 declined by $561,763, or 25% to $1,703,350 from $2,265,113 in the six month period ended October 31, 1997. The decline for the six-month period was primarily related to approximate reductions as follows: bad debt expense, $63,000 (due to improved internal controls and management collection efforts); legal expenses, $55,000 (due to a reduction in SEC investigation and compliance and other non-operational type legal matters), health insurance, $35,000 (due to mandatory contributions required of employees since the third quarter of fiscal 1998), goodwill amortization expense of $76,000 (due to the impairment loss recorded in the fourth quarter of fiscal1998), fines and penalties, $127,000 (reduced due to the settlement agreement with the Internal Revenue Service), sales and office salaries and related taxes, $220,000 (due to the staff reductions in February and September
1998), and $18,000 in laboratory consulting fees. The decline was offset in part by a $100,000 estimated bonus accrual recorded for the Chief Executive Officer in accordance with his employment contract. The decline in selling, general and administrative expenses for the quarter ended October 31, 1998 was primarily due to an abatement of fines and penalties of approximately $87,000 compared to an approximate $43,000 expense during the comparative quarter ended October 31, 1997, or accounting for $130,000 of the decline. The balance of the decline for the quarter ended October 31,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

RESULTS OF OPERATIONS (cont.)

1998 consisted primarily of $38,000 in goodwill amortization expense, and approximately $84,000 in sales and office salaries.

Interest expense for the quarter ended October 31, 1998 declined $35,214, or 18%, to $157,745 from $192,959 in the quarter ended October 31, 1997. Interest expense for the six months ended October 31, 1998 declined $67,145, to $434,051 from $501,196 in the six-month period ended October 31,1997. During the quarter and six month period ended October 31, 1997 the Company incurred approximately $116,000 and $356,000 of interest expense relating to the accretion of a discount on the $700,000 of convertible notes issued in the fourth quarter of fiscal 1997. There was no related accretion charge in the comparative periods for fiscal 1999. The substantial interest expense during the six month period ended October 31, 1998 was principally attributable to the high cost of receivable factoring in the months of May and June 1998. The Company began its borrowing base agreement with BACC as of July 2,1998. (See Note 6 to the Condensed Consolidated Financial Statements). The LSA carries an annualized interest rate of approximately 18%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 1998 the Company has a stockholders' deficit of $1,793,533 and an accumulated deficit of $30,391,190. The Company has financed its operations to date primarily through issuances of debt and equity securities. At October 31, 1998, the Company had $303,441 in cash, and a working capital deficit of $2,055,190. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In June 1998, the Company entered into a revolving credit facility to obtain a revolving credit line of $2,445,000, secured by certain of the Company's assets. The revolving credit line was increased by $650,000 to $3,095,000 in October 1998. The current quarter's results reflect managements efforts to improve the Company's gross margins and control its selling, general, and administrative expenses. Revenue growth is expected to continue and further expense reductions are planned; however, no assurance can be given in this regard. The Company is currently engaged in various discussions with potential investors regarding possible equity transactions. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or construction contracts (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

The Company believes that its current resources together with anticipated continued positive cash flow from operations, if any, and the LSA, should provide sufficient cash to meet the Company's needs for approximately the next twelve months.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 8 to the Condensed Consolidated Financial Statements.

Item 2. Changes in Securities

          In May 1998, the Company issued an aggregate 425,000 shares of Common Stock to four accredited investors for aggregate proceeds of $68,000. These transactions were non-public offerings exempt from registration under the Securities Act of 1933, as amended, pusuant to Section 4(2) thereof.

          In August 1998, the Company issued 150,000 shares of Common Stock to one accredited investor for $30,000. This transaction was a non-public offering exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

          In September 1998, the Company issued an aggregate 80,000 shares of Common Stock to a total of two accredited investors for aggregate proceeds of $16,000. These transactions were non-public offerings exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

          In September 1998, the Company issued 80,000 shares of Common Stock to a non-accredited investor for $16,000. This transaction was a non-public offerings exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          In October and November 1998 the Company issued 224,964 and 21,000 shares of Common Stock, respectively, in payment of all accrued dividends and interest on its Series A Preferred Stock through October 31, 1998.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:  10.18 - Amendment  to  Advance  Limit in the Loan and
                                  Security Agreement dated June 1, 1998.

                          10.19 - Modified and Restated  Revolving Credit Master
                                  Promissory Note.

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

Dated:   November 17, 1998

                                         WINDSWEPT ENVIRONMENTAL GROUP, INC.



                                         By: /s/ Michael O'Reilly
                                             ----------------------------------
                                                 MICHAEL O'REILLY, Chairman and
                                                 Chief Executive Officer



                                         By: /s/ Alan W.Schoenbart
                                             ----------------------------------
                                                 ALAN W. SCHOENBART,
                                                 Chief Financial Officer