Form 10QSB
period 1999-01-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1999-03-15
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended January 31, 1999

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

Yes [X]             No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, Par Value $.0001                                        13,970,155
--------------------------------------------------------------------------------
(Title of Each Class)                         (Outstanding at February 28, 1999)

Transitional Small Business Disclosure Format (check one): Yes [_]       No  [X]

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   January 31,           April 30,
                                                                                                      1999                  1998
                                                                                                 ------------          ------------
                                            ASSETS                                                (Unaudited)
CURRENT ASSETS
   Cash                                                                                          $    100,836          $     33,915
   Accounts receivable, net of allowance for doubtful
      accounts of $161,870 and $280,000, respectively                                               2,840,919             2,517,517
   Due from Officer                                                                                   100,000                  --
   Inventories                                                                                        147,245               161,266
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                                             17,795                55,352
   Prepaid and other current assets                                                                   326,196               325,061
   Deferred income taxes                                                                              110,000                  --
                                                                                                 ------------          ------------
         Total current assets                                                                       3,642,991             3,093,111

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
   $2,589,376 and $1,953,634, respectively                                                          2,406,795             2,799,191

OTHER ASSETS
   Goodwill, net of accumulated amortization of $43,627 and $36,526,
     respectively                                                                                      78,399                85,500
   Note receivable, net of current portion of $114,197 and $80,460,
     respectively                                                                                     133,037               209,245
   Other assets                                                                                       166,952               167,642
                                                                                                 ------------          ------------
   TOTAL ASSETS                                                                                  $  6,428,174          $  6,354,689
                                                                                                 ============          ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                         $  3,160,945          $  3,269,973
   Revolving credit note payable                                                                    1,875,512                  --
   Advances from factor                                                                                  --               1,505,968
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                                            220,221               266,000
   Payroll taxes payable                                                                               57,458               641,790
   Sales taxes payable                                                                                253,602                91,605
   Current portion of long-term debt                                                                  777,679               955,367
   Obligations of unconsolidated subsidiary, net                                                      196,112               196,112
                                                                                                 ------------          ------------
         Total current liabilities                                                                  6,541,529             6,926,815

OTHER LIABILITIES
   Convertible notes, net of current portion                                                          690,000               800,000
   Long-term debt, net of current portion                                                             569,333               227,604
   Other liabilities                                                                                     --                  37,000
                                                                                                 ------------          ------------
         Total liabilities                                                                          7,800,862             7.991,419
                                                                                                 ------------          ------------

COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
par value $.01; 1,300,000 shares issued and outstanding                                             1,300,000             1,300,000

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value,
   10,000,000 shares authorized                                                                          --                    --
   Common stock, $.0001 par value,
     50,000,000 shares authorized;
     13,521,566 and 11,552,374 shares issued and outstanding,
       respectively                                                                                     1,352                 1,155
   Additional paid-in capital                                                                      28,697,093            28,126,648
   Accumulated deficit                                                                            (31,371,133)          (30,989,396)
   Less deferred compensation                                                                            --                 (75,137)
                                                                                                 ------------          ------------
         Total stockholders' equity (deficit)                                                      (2,672,688)           (2,936,730)
                                                                                                 ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                             $  6,428,174          $  6,354,689
                                                                                                 ============          ============

See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended               Nine Months Ended
                                                                    -----------------------------     ------------------------------
                                                                             January 31,                       January 31,
                                                                         1999             1998            1999              1998
                                                                    -------------    ------------     ------------     -------------
Revenues                                                            $  3,058,186     $  2,840,676     $ 11,018,496     $  9,737,411

Cost of revenues                                                       2,894,453        2,680,110        8,421,988        8,951,962
                                                                    ------------     ------------     ------------     ------------

         Gross profit                                                    163,733          160,566        2,596,508          785,449

Selling, general and administrative expenses                             733,411          970,141        2,436,761        3,235,254
                                                                    ------------     ------------     ------------     ------------

         Income (loss) from operations                                  (569,678)        (809,575)              15       (2,449,805)
                                                                    ------------     ------------     ------------     ------------

Other income (expense):
 Interest expense                                                       (245,265)         (90,366)        (679,316)        (591,562)
 Other, net                                                                 --            102,993           27,832          104,728
                                                                    ------------     ------------     ------------     ------------

         Total other income (expense)                                   (245,265)          12,627         (651,484)        (486,834)
                                                                    ------------     ------------     ------------     ------------

         Loss before income tax expense (benefit)                       (814,943)        (796,948)        (491,737)      (2,936,639)

Income tax expense (benefit)                                             165,000             --           (110,000)            --
                                                                    ------------     ------------     ------------     ------------

         Net loss                                                       (979,943)        (796,948)        (381,737)      (2,936,639)

Dividends on Series A Convertible Preferred Stock                         19,500           19,500           58,500           72,096
                                                                    ------------     ------------     ------------     ------------

         Net loss  attributable to common shareholders              $   (999,443)    $   (816,448)    $   (440,237)    $ (3,008,735)
                                                                    ============     ============     ============     ============

Net loss per common share:
        Basic and Diluted                                           $       (.07)    $      (.08)     $       (.03)    $       (.30)
                                                                    ============     ============     ============     ============

Weighted average number of common shares outstanding:
       Basic and Diluted                                              13,842,010       10,475,481       12,779,318       10,147,194
                                                                    ============     ============     ============     ============


See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1999
                                   (Unaudited)


                                                     Common Stock
                                               -------------------------   Additional
                                                Number of       Par         Paid-in       Accumulated     Deferred
                                                 Shares        Value        Capital         Deficit     Compensation       Total
                                               ----------   ------------   ----------    ------------   ------------   ------------
Balance at April 30, 1998                      11,552,374   $      1,155  $ 28,126,648   $(30,989,396)  $    (75,137)  $ (2,936,730)

Proceeds from private placements of
common stock                                      735,000             73       129,927           --             --          130,000

Note conversion                                    20,000              2         9,998           --             --           10,000

Issuance of common stock for services             671,021             67       276,015           --             --          276,082

Issuance of common stock for legal settlements     38,874              4        13,420           --             --           13,424

Issuance of common stock for
employee and director compensation                258,333             26        98,374           --             --           98,400

Amortization of deferred compensation                --             --            --             --           75,137         75,137

Dividends on preferred stock                         --             --         (58,500)          --             --          (58,500)

Issuance of common stock and options for
 accrued preferred dividends and related
 interest                                         245,964             25       101,211           --             --          101,236

Net loss                                             --             --            --         (381,737)          --         (381,737)
                                               ----------   ------------  ------------   ------------   ------------   ------------

Balance at January 31, 1999                    13,521,566   $      1,352  $ 28,697,093   $(31,371,133)  $       --     $ (2,672,688)
                                               ==========   ============  ============   ============   ============   ============


See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                   (Unaudited)

                                                                                             January 31,        January 31,
                                                                                                 1999              1998
                                                                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                 $  (381,737)       $(2,936,639)
   Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
     Depreciation and amortization                                                              755,568          1.329,463
     Provision (credit) for doubtful accounts                                                    (3,948)            80,187
     Issuance of common stock and stock options for services                                    138,274            138,246
      Gain on settlement of lawsuit                                                                --             (102,993)
      Deferred income taxes                                                                    (110,000)              --
      Other, net                                                                                (15,332)            (1,735)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                       (319,454)          (322,016)
     Inventories                                                                                 14,021             (5,242)
     Costs and estimated earnings in excess of billings on uncompleted contracts                 37,557            (80,955)
     Prepaid and other current assets                                                           205,304            360,623
     Other assets                                                                                 8,103            (10,181)
     Accounts payable and accrued expenses                                                      330,347          1,311,451
     Payroll taxes payable                                                                     (584,332)           233,610
      Sales taxes payable                                                                       161,997               --
     Billings in excess of costs and estimated earnings  on uncompleted contracts               (45,779)              --
                                                                                            -----------        -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                190,589             (6,181)
                                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Collection of notes receivable                                                                42,651             43,903
   Advances to officer                                                                         (100,000)           (73,455)
   Deposit on equipment lease                                                                   (30,000)              --
   Proceeds from sale of assets                                                                    --               14,614
   Proceeds from insurance settlement                                                            20,332               --
   Purchases of property and equipment                                                         (263,346)          (623,692)
                                                                                            -----------        -----------

NET CASH USED BY INVESTING ACTIVITIES                                                          (330,363)          (638,630)
                                                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of long-term debt and factor advances                                  (2,374,317)          (536,213)
   Proceeds from revolving bank line, net                                                     1,875,512            703,675
    Proceeds from equipment term loan                                                           595,000               --
         Dividends paid on redeemable preferred stock                                           (19,500)           (23,346)
   Proceeds from issuance of common stock                                                       130,000               --
                                                                                            -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       206,695            144,116
                                                                                            -----------        -----------

NET INCREASE (DECREASE) IN CASH                                                                  66,921           (500,695)

CASH -BEGINNING                                                                                  33,915            654,377
                                                                                            -----------        -----------

CASH - ENDING                                                                               $   100,836        $   153,682
                                                                                            ===========        ===========

Cash paid during the period for:

Interest                                                                                    $   594,755        $    97,093
                                                                                            ===========        ===========
Taxes                                                                                       $     2,750        $      --
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

     Loss Per Share - Basic loss per share is computed based upon the weighted average number of common shares outstanding during each period presented. Stock options, convertible notes and other applicable common stock equivalents did not have an effect on the computation of diluted earnings per share in the quarter and nine month period ended January 31, 1999 and 1998 since they were anti-dilutive.

3.   LIQUIDITY AND BUSINESS RISKS

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of January 31,1999 the Company has a stockholders' deficit of $2,672,688 and an accumulated deficit of $31,371,133. The Company has financed its operations to date primarily through issuances of debt and equity securities. At January 31, 1999, the Company had $100,836 in cash, and a working capital deficit of $2,898,538. The working capital deficit has increased primarily due to the net loss incurred in the quarter. In addition, as of January 31, 1999, the Company was in arrears with respect to certain sales tax obligations of approximately $254,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In June 1998, the Company entered into a revolving credit facility to obtain a revolving credit line of $2,445,000, secured by certain of the Company's assets. This revolving credit line was increased by $650,000 to $3,095,000 in October 1998. Nine month results reflect efforts to improve the Company's overall gross margins and control its selling, general, and administrative expenses. Revenue growth is expected to continue and further expense reductions are planned; however, no assurance can be given in this regard. The Company is currently engaged in various discussions with potential investors regarding possible equity transactions. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining additional financing to meet its obligations as they become due. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or construction contracts (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and
     (iv) economic conditions.

4.   EQUITY TRANSACTIONS

     During May 1998 the Company received $68,000 from several private accredited investors for 425,000 shares, or $.16 per common share. Also during May 1998, a convertible note-holder converted a $10,000 note into 20,000 shares of common stock. During August and September 1998, the Company received $62,000 from several private accredited investors for 310,000 shares, or $.20 per common share.

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

     During the nine months ended January 31, 1999, the Company issued 534,382 shares valued at $231,082 related to prior fiscal year obligations for legal and consulting services. The Company issued 136,639 shares and 38,874 shares valued at $45,000 and $13,424, respectively, for current fiscal year legal services and a legal settlement. The Company issued 100,000 shares of common stock valued at $37,000 to its Vice President of Business Development which it had been contractually obligated to issue. The Company issued 133,333 shares of common stock valued at $50,000 to its Chief Executive Officer in connection with his annual bonus formula. The Company's five directors were issued 5,000 shares each valued at $11,400 in the aggregate. The Company issued 245,964 shares of its common stock and 30,000 options (exercisable at $.375) in payment of all accrued and unpaid preferred stock dividends and interest due through October 31, 1998.

     On October 2, 1998 the Company issued 50,000 stock options to an employee, exercisable at $.40. On October 16, 1998 the Company issued 50,000 stock options to an employee, exercisable at $.375. On November 13, 1998, the Company issued 450,000 stock options to certain of its employees, exercisable at $.375. These options expire in October 2003. During the nine month period ended January 31, 1999, 697,937 stock options were forfeited.

     In February 1999 the Company and its general counsel agreed to a two - year retainer agreement for legal services. Under the agreement, general counsel received 333,333 shares of restricted stock, or $100,000, for the term of the agreement, and will receive $30,000 quarterly through December 31, 2000 for legal services . In addition, the Company issued 115,266 shares of its common stock for consulting and legal services in February 1999.

5.   RELATED PARTY TRANSACTIONS

     The Company purchased materials and supplies of $175,964, and had an outstanding balance payable at January 31, 1999 of $93,500 to a Company with which one of its directors is affiliated. The same director is owed $100,000 on a 12% convertible note payable in full in December 1999.

     On December 16, 1998 the Company entered into an operating lease arrangement with its Chief Executive. Under the arrangement the Company will lease a forty-two foot fully-equipped custom built Topaz boat for a period of two years. Annual rentals approximate $75,000. The leasing arrangement was necessitated by a Marine Contractor Assistance Contract the Company received with KeySpan Energy Corporation, covering the similar period, January 1, 1999 through December 31, 2000. The arrangement provides the Company with its largest floating vessel, capable of handling specialty equipment and facilitating an offshore support crew. The lease carries a one year renewal option.

     Due from officer represents the $100,000 the Chief Executive received as a bonus based upon the calculation at the end of the second quarter of the current fiscal year. Due to the net loss incurred by the Company in the current fiscal quarter, the bonus is now due back to the Company.

6.   DEBT

     On June 1, 1998 the Company entered into a 2 1/2 year (as amended January 19, 1999) Loan and Security Agreement ("LSA") with Business Alliance Capital Corporation ("BACC"). The LSA consisted of two parts, a term loan of $595,000 collateralized by the Company's equipment and revolving advances up to a maximum of $2,500,000 (as amended October 19,1998), collateralized by the Company's accounts receivable, subject to a borrowing base of 80% of the Company's eligible accounts, as defined. Interest on the LSA is at 3% above prime. The term loan carries a five year principal amortization. Interest is

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.   DEBT (CONT.)

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

7.   STATEMENTS OF CASH FLOWS

     During the nine months ended January 31, 1999, the Company's non-cash operating activities included the payment of $221,633 in current liabilities utilizing its common stock. The Company also utilized $37,000 in common stock to satisfy a previous contractual obligation. See Note 4. Non-cash financing activities include $172,882 of annual insurance premium financing and $101,236 of common stock and options issued in payment of accrued preferred dividends and related interest. Non-cash financing representing the present value of the Oxford settlement discounted at 10% (see Note 9), or $164,508, was transferred from accounts payable to long-term debt.

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

     The Company is a defendant in a litigation matter whereby one or more plaintiffs claim to be entitled to additional wages while working for a subcontractor of the Company. The amount of the claim has not been specified. Management intends to defend the action vigorously.

     The Company is a third party defendant in a litigation matter, Glenn Merto vs. George D. Nagrodsky and Windswept Environmental Group, Inc., whereby Mr. Merto is claiming damages in a "slip and fall" incident on the Company's subleased premises on or about January12, 1999. Mr. Nagrodsky is the Company's landlord. Management believes the plaintiff suffered minimal injuries and the Company is fully insured against such loss.

     One of the Company's subsidiaries is a defendant in a litigation matter, Peggy Magidson vs. New York Testing Laboratories, Inc. et al, whereby plaintiff charges sexual harassment by an employee of New York Testing in the fall of 1991. The Company believes the case is without merit, and intends to defend the action vigorously.

     The Company is party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.   COMMITMENTS AND CONTINGENCIES (CONT.)

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

     Sales tax examination

     The Company is presently undergoing a New York State sales tax compliance examination for the period March 1, 1994 through September 28, 1997. The examination is still in progress and the findings are as yet inconclusive. There has not been a deficiency assessed to date relating to this examination.

     Settlement with IRS

     In June 1998, the Company reached a tentative settlement with the Internal Revenue Service ("IRS") relating to its outstanding payroll tax liability. The Company remitted a final payment to the IRS in December 1998. Previously paid penalties in excess of $85,000 were abated during the quarter ended October 31,1998 and are reflected as a reduction of selling, general, and administrative expenses.

9.   SUBSEQUENT EVENTS

     On February 1, 1999 the Company and its lender, BACC, agreed to a temporary over-advance of $325,000 ratably reduced to zero through April 16,1999. The over-advance was necessitated when a $430,000 receivable from a Nassau
     County, New York- funded project was not paid within the lender's prescribed ninety day time line. During the over-advance period the Company will be charged an additional 5 1/2 % above its current interest cost and incur a $25,000 over-advance fee. The Company expects payment on the county funded receivable in March 1999; however, no assurance can be given in this regard.

     On March 1, 1999 the Company and Oxford Health Plans, Inc. ("Oxford") agreed to a $175,000 stipulation of settlement of certain outstanding indebtedness for employee health insurance. The Company will pay the amount due, without interest, beginning May 1, 1999 over a twelve month period. In the event of default, the Company will owe Oxford $202,047 (the original liability amount), less amounts paid under the settlement agreement, plus interest from the date of default.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the fiscal nine months ended January 31, 1999 and 1998, should be read in conjunction with the Consolidated Financial Statements contained herein, including the notes thereto.

This Item 2 and other items in this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements included in this Form 10-QSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial and operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by the Company of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward looking statements may be identified by the use of forward looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as the amount of the Company's revenues, the Company's ability to increase its gross margins, the success of the Company in limiting or reducing its expenses, the frequency and magnitude of environmental disasters or disruptions, the effects of new laws or regulations relating to environmental remediation, the Company's ability to raise capital, the competitive environment within the Company's industry, dependence on key personnel, economic conditions, and the other factors and information disclosed and discussed in other sections in this Form 10-QSB, and in the Company's annual report on Form 10-KSB for the year ended April 30, 1998. Readers of this Form 10-QSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward looking statements.

RESULTS OF OPERATIONS

Net loss and net loss per share for the quarter and nine month period ended January 31,1999 was ($979,943) and ($.07) and ($381,737) and ($.03),
respectively, compared to a net loss and loss per share for the quarter and nine-month period ended January 31, 1998 of ($796,948) and ($.08) and ($2,936,639) and ($.30), respectively.

Revenues for the quarter ended January 31, 1999 increased by $217,510, or 8%, to $3,058,186 from $2,840,676. Revenues for the first nine months of fiscal 1999 increased by $1,281,085, or 13%, to $11,018,496 from $9,737,411. The increase in revenues was primarily reflected in the results of the Company's Trade-Winds subsidiary, where construction / renovation revenues increased 95%, or approximately $1,352,000. This is attributable to certain residential construction projects the Company has undertaken on the eastern end of Long Island, as well as a Nassau County funded cancer rehabilitation center. The revenues of the other Company subsidiaries, North Atlantic Laboratories, Inc. ("NAL") and New York Testing Laboratories, Inc.("NYTL"), declined approximately $170,000 compared to the prior periods, with declines in revenues of 12% for NAL, to $1,101,615 from $1,251,193, and 4% for NYTL, to $528,198 from $548,640 over the nine month period. The decline in NAL revenues reflect a decline in sampling and analysis testing revenues. The decline in NYTL revenues reflect delays in new municipal contracts for lead testing by our consulting clientele.

Gross margins for the quarter and nine month period ended January 31, 1999 were 5% and 24%, respectively, compared to 6% and 8% for the quarter and nine months ended January 31, 1998, respectively. The increased margins for the nine - month period were attributable primarily to management efforts during the past year to provide a broader and more profitable mix of services at its Trade-Winds subsidiary. In addition, management has turned down work where competitive factors would lead to projected project losses. Margins at the Company's Trade-Winds subsidiary increased to 20% from 3% over the comparative prior nine month period. Margins declined from 30% at October 31,1998 to 24% at January 31,1999. The decline in margin was attributable to a number of factors primarily as follows: a.) The Company was involved in a highly technical fuel tank replacement project at JFK Airport. The Company incurred significant cost overruns which had not been previously budgeted for partially due to unplanned equipment retrieval delays; b) projects during the quarter were at a lower margin than previous quarter's projects; and c.) various asbestos and construction projects which began in earlier quarters experienced margin adjustments as costs exceeded original estimates. The gross margins in the period ended January 31, 1998 were a result of the recognition of losses in that period related to certain longer-term contracts with projected losses, the effect of higher labor and benefit (including worker's compensation insurance) costs due to unionization in June 1996, and cost overruns on certain fixed price contracts during the quarter ended July 31, 1997.

Selling, general and administrative expenses for the quarter ended January 31, 1999 declined by $236,730, or 24%, to $733,411 from $970,141 in the quarter ended January 31, 1998. Selling, general and administrative expenses for the nine month period ended January 31, 1999 declined by $798,493, or 25%, to $2,436,761 from $3,235,254 in the nine month period ended January 31, 1998. The decline for the nine-month period was primarily related to approximate reductions as follows: bad debt expense, $84,000 (due to improved internal controls and management collection efforts); legal expenses, $50,000 (due to a reduction in SEC investigation and compliance

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

RESULTS OF OPERATIONS (cont.)

and other non-operational type legal matters), health insurance, $42,000 (due to mandatory contributions required of employees since the third quarter of fiscal
1998), goodwill amortization expense of $111,000 (due to the impairment loss recorded in the fourth quarter of fiscal1998), fines and penalties, $128,000 (reduced due to the settlement agreement with the Internal Revenue Service), sales and office salaries and related taxes, $300,000 (due to the staff reductions in February and September 1998), consulting expenses of $43,000 (due to a reduction in laboratory consulting and an assessment of the wildlife consulting business fees), and $35,000 in advertising due to a reduction in yellow page geographic coverage. The decline in selling, general and administrative expenses for the quarter ended January 31, 1999 was primarily due to a $25,000 reduction in consulting expenses related to wildlife rehabilitation business, $36,000 in amortization expense related to the absence of the North Atlantic goodwill charge, and sales and office salaries and related taxes amounting to $155,000 due to the staff reductions in February and September 1998.

Interest expense for the quarter ended January 31, 1999 increased $154,899, or 171% , to $245,265, from $90,366 in the quarter ended January 31, 1998. Interest expense for the nine months ended January 31, 1999 increased $87,754, or 15%, to $679,316 from $591,562 in the nine month period ended January 31,1998. During the nine month period ended January 31, 1998 the Company incurred $356,154 of interest expense relating to the accretion of a discount on the $700,000 of convertible notes issued in the fourth quarter of fiscal 1997. There was no related accretion charge in the comparative periods for fiscal 1999. The substantial interest expense during the nine month period ended January 31, 1999 was principally attributable to the high cost of receivable factoring in the months of May and June 1998. The Company began its borrowing base agreement with BACC as of July 2,1998. Only $750,000 of financing was outstanding during the quarter and nine-month period ended January 31, 1998 at favorable interest rates approximating 11% versus approximately $2,500,000 of outstanding financing during the quarter and nine month period ended January 31, 1999 at rates approximating 18%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of January 31, 1999 the Company has a stockholders' deficit of $2,672,688 and an accumulated deficit of $31,371,133. The Company has financed its operations to date primarily through issuances of debt and equity securities. At January 31, 1999, the Company had $100,836 in cash, and a working capital deficit of $2,898,538. The working capital deficit has increased primarily due to the net loss incurred in the quarter. In addition, as of January 31, 1999, the Company was in arrears with respect to certain sales tax obligations of approximately $254,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In June 1998, the Company entered into a revolving credit facility to obtain a revolving credit line of $2,445,000, secured by certain of the Company's assets. The revolving credit line was increased by $650,000 to $3,095,000 in October 1998. Nine-month results reflect management's efforts to improve the Company's gross margins and control its selling, general, and administrative expenses. Revenue growth is expected to continue and further expense reductions are planned; however, no assurance can be given in this regard. The Company is currently engaged in various discussions with potential investors regarding possible equity transactions. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or construction contracts (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

On February 1, 1999 the Company and its lender, BACC, agreed to a temporary over-advance of $325,000 ratably reduced to zero through April 16,1999. The over-advance was necessitated when a $430,000 receivable from a Nassau County, New York- funded project was not paid within the lender's prescribed ninety day time line. During the over-advance period the Company will be charged an additional 5 1/2 % above its current interest cost and incur a $25,000 over-advance fee. The Company expects payment on the county funded receivable in March 1999; however, no assurance can be given in this regard.

The Company believes that its current resources together with anticipated continued positive cash flow from operations, if any, and the LSA, should provide sufficient cash to meet the Company's needs for approximately the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

THE YEAR 2000

The Company has taken actions to make its systems, services, and infrastructure Year 2000 ("Y2K") compliant. Specifically the Company believes that its accounting system, estimating system, and all corporate office computers are Y2K compliant. The Company is now assessing the mechanical or navigational systems on our fleet of floating vessels, and although we have not completed the process, it has not indicated any necessary changes to date. We expect to complete this process by August 1999. We have inquired of our vendors in the laboratory and consulting division regarding making our all our equipment Y2K compliant. We now estimate the costs related to Y2K compliance to be approximately $25,000, exclusive of consulting fees, and the Company expects to pay these costs out of working capital.

The Company has made inquiries and been advised that its banks' and primary lender's systems are Y2K compliant. The Company being an emergency response provider keeps a full inventory of supplies and other materials on hand at all times. In addition, we are not dependent on a single source of supply from any of our vendors presently. Our inquiries of our largest vendors have led to indications that they are, or expect to be, Y2K compliant by December 1999.

The Company has numerous customer relationships and our customers today will not necessarily be the same as those in the Year 2000 due to the service nature of our business. Our inquiries to our largest and most likely rotational clients indicate that they are in the process of becoming Y2K compliant, and many believe that they already are Y2K compliant. If this were not the case, the Company's services may be more difficult to provide to these customers. Increased difficulties would also arise if electric power or wireless communications systems failed.

he Company has a full-time in-house computer consultant devoted to assessing The Company has a full-time in-house computer consultant devoted to assessing and analyzing Y2K issues, and arranging for their final resolution, although at this time, we believe we have inventoried and resolved the most significant issues. The Company may inevitably be prone to some form of Y2K impact that is at this time unforeseen. Due to the nature of our business, primarily labor based, with minimal equipment usage, management has assessed that the risks are not likely to be material. Further, we believe that our contingency plan is in place due to the fact that our internal systems are Y2K compliant and we maintain a large supply of materials and supplies necessary to support our emergency response readiness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to the Condensed Consolidated Financial Statements.

Item 2. Changes in Securities

In October and November 1998 the Company issued 224,964 and 21,000 shares of Common Stock, respectively, in payment of all accrued dividends and interest on its Series A Preferred Stock through October 31, 1998. In November 1998 the Company issued 133,333 shares of Common Stock to its Chief Executive Officer. In December 1998 the Company issued 16,000 shares of its Common Stock related to a legal settlement. In January 1999, the Company issued 57,692 and 30,240 shares of its Common Stock, respectively, for legal services. In February 1999 the Company and its general counsel agreed to a two - year retainer agreement for legal services. Under the agreement, general counsel received 333,333 shares of Common stock for the term of the agreement for legal services . In addition, the Company issued 26,829 and 88,427 shares of its common stock ,respectively, for consulting and legal services in February 1999. These transactions were non-public offerings exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

On February 1, 1999 the Company and its lender, BACC, agreed to a temporary over-advance of $325,000 ratably reduced to zero through April 16,1999. The over-advance was necessitated when a $430,000 receivable from a Nassau County, New York - funded project was not paid within the lender's prescribed ninety day time line. During the over-advance period the Company will be charged an additional 5 1/2 % above its current interest cost and incur a $25,000 over-advance fee. The Company expects payment on the county funded receivable in March 1999; however, no assurance can be given in this regard.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits: 10.20-    Extension  Revolving Credit Master Promissory Note
                              dated January 19, 1999.

                    10.21-    Loan and  Security  Agreement  dated as of June 1,
                              1999,  as  modified  from  time  to  time,   dated
                              February 1,1999.

                    10.22- Equipment lease agreement between Michael O'Reilly and Trade-Winds Environmental Restoration, Inc. dated December 16, 19998

                       27-    Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   March 15, 1999

                                            WINDSWEPT ENVIRONMENTAL GROUP, INC.



                             By:/s/   Michael O'Reilly
                                      ------------------------------------------
                                      MICHAEL O'REILLY, Chairman and
                                      Chief Executive Officer



                             By:/s/   Alan W. Schoenbart
                                      ------------------------------------------
                                      ALAN W. SCHOENBART,
                                      Chief Financial Officer