Form 10KSB
period 1999-04-30
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1999-08-13
CIK 814915

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 1999

                           Commission File No. 0-17072

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                 (name of small business issuer in its charter)

Delaware                                              11-2844247
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

100 Sweeneydale Avenue, Bay Shore, New York           11706
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number:    (516) 434-1300

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                    Common Stock, $.0001 par value per share
                                (Title of Class)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [ ]

The issuer's revenues for its most current fiscal year were $ 13,926,812.

Based upon the average bid and ask price on July 31, 1999 ($0.34), the aggregate market value of the Common Stock, $.0001 par value per share, held by non-affiliates of the registrant was approximately $5,238,904.

As of July 31, 1999, the issuer had 15,776,857 common shares, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)
Yes _   No X

Documents Incorporated by Reference:    None

                                     PART 1

Introductory Comment - Forward Looking Statements

Statements contained in this Form 10-KSB include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements included in this Form 10-KSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial and operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by the Company of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as the amount of the Company's revenues, the success of the Company in limiting or reducing its expenses, the frequency and magnitude of environmental disasters or disruptions, the effects of new laws or regulations relating to environmental remediation, the Company's ability to raise capital, the competitive environment within the Company's industry, dependence on key personnel, economic conditions, and the other factors and information disclosed and discussed in other sections in this Form 10-KSB. Readers of this Form 10-KSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  DESCRIPTION OF BUSINESS

General

Windswept Environmental Group, Inc. ("Windswept" or "the Company"), through its wholly-owned subsidiaries, provides a full array of emergency response, remediation and disaster restoration services to a broad range of clients. The Company has expertise in areas of hazardous materials remediation, testing, toxicology, training, wetlands restoration, wildlife and natural resources rehabilitation, technical advisory, restoration and site renovation services. The Company believes that it has assembled the resources, including key environmental professionals, construction managers, and specialized equipment to become a leader in the expanding worldwide emergency services market. The Company believes that few competitors provide the diverse range of services provided by Windswept on an emergency response basis. Management believes that its unique breadth of services and its emergency response capability has positioned the Company for rapid growth in this expanding market. See Note 3 to the Consolidated Financial Statements for information regarding the Company's liquidity and certain business risks.

The Company was incorporated under the laws of the state of Delaware on March 21, 1986 under the name International Bankcard Services Corporation, which was subsequently changed to Comprehensive Environmental Systems, Inc. On March 19, 1997, the Company's name was changed to its present name. In August 1997, the Company consolidated its facilities and its principal executive offices into one location at 100 Sweeneydale Avenue, Bay Shore, New York, 11706. The telephone number is (516) 434-1300.

In December 1993, the Company acquired Trade-Winds Environmental Restoration, Inc. ("Trade-Winds"), an asbestos abatement and lead remediation company. In June 1995, the Company purchased a testing laboratory, New York Testing Laboratories Inc. ("NYTL"), that offers hazardous materials testing capabilities. On February 24, 1997, the Company acquired North Atlantic Laboratories, Inc. ("NAL"), a certified environmental training, laboratory testing and consulting services company.

Business

Operations

In order to position itself into stronger and more profitable markets, the Company has undergone an evolution. The Company has added strategic capabilities and resources over the last two years to move the business from its roots as an asbestos abatement contractor to a hazardous materials clean-up and natural resource restoration firm, and finally, to a full service emergency response provider. The Company provides a broad range of services through vertically integrated businesses in the service areas described below:

     -    Emergency   Response  and   Catastrophe   Restoration
     -    Site Restoration
     -    Natural  Resource/Wetlands  Restoration/Wildlife Rehabilitation
     -    Forensic  Investigation
     -    Asbestos  Abatement
     -    Fire  and  Flood   Restoration
     -    Demolition
     -    Lead  Abatement
     -    Underground  Storage Tank Removal
     -    Soil Remediation
     -    Oil Spill Response - Land and Marine
     -    Hazardous  Waste/Biohazard Clean-up
     -    Chemical  Spill  Response
     -    Duct  Cleaning
     -    Indoor Air Quality Investigation
     -    Environmental  and Health and Safety Training
     -    Environmental Testing
     -    Environmental Consulting Services

The Company has been performing an increasing number of emergency remediation projects. The Company has specially trained emergency response teams that respond to both hazardous and non-hazardous spills and other emergencies on land and water on a 24 hour, seven day a week basis. The following examples are types of emergencies for which the Company is capable of conducting response and remediation: explosions, fires, earthquakes, mudslides, hazardous spills, transportation catastrophes, storms, floods, and biological threats.

The Company's comprehensive emergency response abilities have greatly expanded the Company's customer base to include those entities that value immediate response, enhanced capabilities and customer service. The Company's customers currently include Keyspan Energy Corporation, Mobil Oil, Long Island Rail Road, and the New York State Department of Environmental Conservation for services including hazardous materials spill response, oil spill containment, sub-surface investigation and site remediation. The Company's customers include Fortune 500(TM) companies, insurance companies, industrial concerns, oil companies, banks, school districts, state, local and county governments, commercial building owners and real estate development concerns. Management expects insurance loss remediation and restoration to be an increasingly significant portion of the Company's future revenues.

In order to address the needs of the insurance industry, the Company has dedicated itself toward focusing the strategic integration of all of its services. As a result, the Company provides its insurance customers with the capability to respond to virtually any type of insurance loss. The Company is able to perform all the tasks necessary to rapidly restore a property to pre-loss conditions, thus minimizing dislocation, downtime and business interruption.

Insurance customers represent a substantial portion of the Company's target market; those with recurring needs for emergency services. The Company estimates that in excess of 50% of its revenues are derived from previously served customers. During fiscal 1999, one customer accounted for 10.2% of revenue. While the Company has repeat business with many of its customers, the level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior year, principally because of the project nature of the Company's services. Accordingly, and because of the significant expansion of the Company's customer base and services provided, the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition and results of operations. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations."

In order to provide emergency response services, it is necessary for the Company to employ a professional staff and to maintain an inventory of vehicles, equipment and supplies. The Company currently maintains a fleet of twenty-four spill response vessels with skimmer, diving and booming capabilities, thirty-nine vehicles (including vacuum trucks, earth moving equipment, supply trucks and drilling vehicles) and twenty-nine trailers equipped with various capabilities (such as the mobile wildlife clinic). The Company has the equipment capacity to move 100,000 gallons of environmental waste in any 24-hour period directly to a disposal facility either in drums, roll-offs or directly in tanker trucks.

The Company has on its staff experts and licensed personnel in natural resource restoration, spill response, hazardous material clean-up, wildlife rehabilitation, environmental investigation and testing, construction, oil spill response, and health and safety. The Company's staff includes four U.S. Coast Guard certified captains and certified divers. The Company employs 20 wildlife rehabilitators, 22 certified asbestos handlers, 14 accredited lead workers, 17 certified hazardous material workers, 2 toxicologists/environmental Ph.D.s, an M.S. in marine biology, an MS in chemical engineering, a certified industrial hygienist, an environmental biologist as well as individuals with various other applicable expertise.

Competition

The Company believes that few of its competitors in the markets in which it competes provide the full array of services that the Company performs as an emergency response firm. The Company further believes that the turnkey approach to the emergency response business provides a distinct advantage over its competition.

The Company competes with approximately twenty environmental remediation companies of similar size and approximately fifty construction firms of all sizes in its area of operations. The Company sets itself apart from its competitors by providing some unique services (such as wildlife rehabilitation, natural resource recovery, water spill clean-up, forensic testing, biohazard clean-up) and packages of services that complement one another. For example, the oil spill response service line provides work for the Company's wetlands/natural resource restoration, laboratory services and construction related services.

The Company has obtained "Class E" marine oil spill response designation from the Coast Guard. This designation, which is the highest designation that can be obtained, allows the Company to respond to a variety of high profile contamination containment spills, such as oil tanker disasters. The Company believes that it is one of approximately ten companies in the Northeast with the "Class E" designation. To the best of management's knowledge, only two companies on the east coast perform on-site natural resource restoration/wildlife rehabilitation. The Company believes that it is the only company in the Northeastern U.S. to possess both of these critical oil spill response capabilities.

The Company's ability to compete effectively depends upon its success in networking, generating leads and bidding opportunities through its marketing efforts; the quality, safety and timely performance of its contracts, the accuracy of its bidding, its ability to hire and train field operations and supervisory personnel; and the ability of the Company to raise capital to allow it to hire talent, meet its ongoing obligations, and fuel growth.

Backlog

The Company's backlog totaled approximately $5,270,000 at April 30, 1999, as compared with $ 3,931,000 at April 30, 1998. The backlog represents the portion of contracts in process at a point in time which have not been completed and assumes that these contracts will be utilized to their full value. As the contracts are completed, the backlog will be reduced and the related revenue will be realized. The Company is currently working on virtually all of its contracts in its backlog and anticipates that approximately 30% of this backlog had been completed by the end of the first quarter, July 31, 1999. It is expected that all but 20% of the backlog is to be completed by the end of fiscal year 2000.

Marketing

The Company has an aggressive marketing program that is directed toward establishing and maintaining relationships with businesses which have ongoing needs for one or more of the Company's services. The Company strives to achieve internal growth by expanding services to its existing customer base and by marketing itself as a multiple-service company with immediate response capabilities. Clients who begin by utilizing one service often use other services provided by the Company to ultimately serve all of their environmental, related construction and emergency response needs.

Consistent with this strategy, during fiscal 1999, the Company consolidated the sales and marketing efforts of its subsidiary companies into a centralized group. This has allowed the Company to capitalize upon the synergy between service lines while realizing a reduction in selling expense. The business development staff was recruited by the Company for their experience, reputation, and client base in respective areas of business. Once they join the Company sales team, salespersons undergo an orientation in the full suite of Company services.

The Company's services are principally marketed in the Northeastern United States. Business is obtained through client referral, cross selling of services to existing clients, sponsorship of training and development programs, professional referrals from insurance companies, architect/engineering firms and construction management firms for whom the Company has provided services, competitive bidding, and advertising. In all of its marketing efforts, including competitive bidding, the Company emphasizes its experience, industry knowledge, safety record and reputation for timely performance of contracts. Furthermore, the Company believes that most of its services provide opportunities to market the other services provided by the Company.

Government Regulation

The following is an overview of pertinent industry regulations:

Oil Pollution Act of 1990 (OPA'90) resulted from the Exxon Valdez oil spill and the subsequent damage to Prince William Sound. The law requires all entities engaged in the transport and storage of petroleum to maintain a written contingency plan. In addition, the responsible party could be subject to Natural Resource Damage Assessments ("NRDA") for damage to surrounding natural resources, wildlife and their habitats. Under the contingency plan, the petroleum products storage or transportation company must retain an Oil Spill Response Organization (OSRO) and a natural resources/wildlife rehabilitator. OSRO'S are certified by the Coast Guard and receive designations based upon level of capability. In the event of an incident, the OSRO on standby must respond by being on site with containment capability within two to six hours of notification.

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

In 1992, in an effort to protect families from exposure to the hazards of lead-based paint, Congress amended the Toxic Substances Control Act to add Title X, titled "Lead Exposure Reduction". The Company believes that lead poisoning is the number one environmental hazard to children. Since May 1993, OSHA has had standards for lead exposure in the construction industry that requires testing before, during and after construction or renovation. OSHA estimates that 1,000,000 workers fall under it's Lead Based Paint Hazard Reduction Act.

Compliance/Health and Safety

The Company regards compliance with applicable environmental regulations and the health and safety of its workforce as critical components of its overall operations. A substantial portion of the Company's equipment is OSHA approved and is operated pursuant to a written corporate health and safety plan. Additionally, all members of its on-site work force are trained in all relevant aspects of OSHA requirements. This includes medical surveillance as required by these regulations. All requisite health and safety programs are in place and comply with the regulations in all material respects.

Among its many services, the Company provides training programs on environmental and safety hazards in the environmental, industrial and construction industry trades. The training program is designed for use by supervisors, foremen, project safety and health trainers, construction workers and laborers. The training program includes the following topics: sources of exposure; health effects; personal protective equipment and the medical surveillance required by OSHA; and engineering controls and remediation procedures.

Insurance and Surety Bonds

The Company maintains comprehensive general liability insurance written on an occurrence basis. The Company also carries comprehensive auto, professional and pollution liability as well as worker's compensation and disability coverage. Basic limits of liability are $6,000,000. In addition, the Company carries all risk property insurance on all furniture, fixtures, equipment, machinery and water craft.

Approximately 10% of the Company's remediation and abatement contracts require performance and payment bonds. The continuance of relationships with its various sureties and the issuance of bonds is dependent on the sureties' continued willingness to write bonds for the various types of work the Company performs, their assessment of the Company's performance record and their view of the credit worthiness of the Company. At present, the Company believes that surety bonds for a number of the Company's service lines are available only from a limited number of sureties. While the Company has no reason to believe that it will not continue to be able to obtain the required surety bonds, no assurance can be given in this regard. Any failure of the Company to obtain these bonds could materially and adversely affect certain components of the Company's operations.

Employees/Technical Staff

As of July 31, 1999, the Company employs a core group of approximately 75 persons including executive officers, project managers, specialists, supervisors, field staff, marketing and clerical personnel. During the past fiscal year, the Company has decreased the number of sales and administrative employees while increasing the number of billable project staff in order to address the increased work load.

The Company attempts to provide year-round employment for its core field staff by cross training. The Company believes a stable work force results in increased productivity at the work site and that its reputation for steady employment permits it to pay reasonable hourly rates. The Company promotes qualified field workers to supervisory positions and supervisors into production management and other staff positions, when applicable.

The Company employs laborers for field operations based upon the current workload. Approximately 50 field staff and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force. The Company has a trade agreement effective through May 2000 with several local unions that supply labor for bonded contract work. The availability of a pool of skilled temporary labor allows the Company to meet peak work loads. The Company has never had a work stoppage and believes that it has good relations with its employees.


Permits and Licenses

The Federal Government and certain states in the area in which the Company operates require that asbestos and lead abatement firms be licensed. Licensing generally requires that workers and supervisors receive training from state certified organizations and pass required tests. Certain states also require that Wildlife Rehabilitators be licensed. The Company has approximately 20 such licensed individuals on staff.

The Company, or its personnel, maintains licenses in all locations for which it conducts any applicable operations. The Company may need additional licenses in areas into which it plans to expand its operations. The Company believes that the types of licenses the Company possesses have reciprocity in most of the states due to their adherence to Federal Standards.

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

Suppliers

The Company purchases its supplies and materials used in its business from a number of vendors, none of whom individually represented more than 5% of the Company's purchases.

ITEM 2.  DESCRIPTION OF PROPERTY

In May 1997, the Company signed a five year lease expiring 2002 with an option to buy its 50,000 square foot facility located at 100 Sweeneydale Avenue, Bay Shore, New York 11706 at monthly rentals of $20,833, $23,958, $24,916, $25,913 and $26,950 for fiscal years 1998, 1999, 2000, 2001 and 2002 respectively. The option purchase price increases annually. This facility houses all the operations of the Company, other than its Brooklyn, New York oil spill response center, in one location.

In May 1998, the Company signed a three-year lease expiring April 30, 2001, at a monthly rental of $1,000, for a facility located at 1100 Grand Street in Brooklyn, New York Terminal. This facility serves as an oil spill response center.

Management considers the Company's facilities sufficient for its present and currently anticipated future operations, and believes that these properties are adequately covered by insurance.

The Company does not currently have any policy imposing limitations, whether by quantity or type, with respect to investments in real estate or interests in real estate, investments in real estate mortgages or the securities of or interests in persons primarily engaged in real estate activities. Additionally, there is no policy currently in effect regarding investments in real estate for possible capital gain or income. The Company does not anticipate that the creation of any policy regarding real estate investments, and changes to any such policy once created, will require a vote of holders of the Company's securities.

ITEM 3.  LEGAL PROCEEDINGS

In October 1996, the United States Attorney for the Eastern District of New York obtained a federal grand jury indictment against, among others, the Company's former Chief Operating Officer, Leo Mangan, and the former Special Securities Counsel, James Nearen, on charges that include violations of federal securities law, including fraudulent issuance of 700,000 shares of the Company's common stock. Mr. Mangan and Mr. Nearen both subsequently pleaded guilty to the charges in the Federal indictment. In addition, the Securities and Exchange Commission also instituted an investigation of the Company. To date, no charges have been filed against the Company or any other current member of management as a result of the Eastern District investigation. On June 9, 1999, the Company's Board of Directors approved making a settlement offer with the Securities and Exchange Commission pursuant to which the Company will neither admit nor deny any allegations. If the Securities and Exchange Commission approves the settlement offer, the Company will not incur any monetary fines. Additionally, the Company's special defense counsel has advised the Company that an Assistant United States Attorney confirmed that the Government, at this time, does not intend to proceed further with its investigation of the Company.

In December 1997, the Company was named as a third party defendant in a litigation brought in the New York State Supreme Court, County of New York, by one or more plaintiffs who claim to be entitled to additional wages while working for a subcontractor of the Company. The amount of the claim has not been specified. Management believes that this case is without merit and intends to defend the action vigorously.

The Company is party to other litigation matters and claims which are normal in the course of its operations. While the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters are adequately addressed by insurance and will not have a materially adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

The Company's common stock was traded on the small cap market on the NASDAQ Small Cap Market until October 22, 1996, and has been traded on the Electronic Bulletin Board of the NASD, under the symbol "WEGI", since that date. The following table sets forth the range of quarterly high and low sale (bid) prices, for the last two fiscal years, as provided by Standard and Poor's ComStock. These quotations represent inter-dealer prices, do not reflect retail mark-up, mark-down, or commission and may not represent actual transactions.

                          Price Range of Common Stock
                          ---------------------------

          FISCAL 1999
          Quarter Ended            HIGH BID             LOW BID
          -------------            --------             -------
          July 31                    $.58                 $.33
          October 31                  .45                  .31
          January 31                  .44                  .23
          April 30                    .50                  .20

          FISCAL 1999
          Quarter Ended            HIGH BID             LOW BID
          -------------            --------             -------
          July 31                   $1.06                 $.66
          October 31                  .75                  .44
          January 31                  .53                  .10
          April 30                    .60                  .11

As of August 9, 1999, the closing bid price on the NASD's Electronic Bulletin Board was $0.36. The Company has approximately 3,050 common shareholders of record at April 30, 1999. There have been no dividends declared or paid on the Common Stock and the Company has no current intentions to declare or pay dividends on the Common Stock. Under its Series A Convertible Preferred Stock Agreement, no common stock dividends may be paid until all preferred dividends are paid in full. The Company is also prohibited from paying dividends, other than Series A Redeemable Convertible Preferred Stock dividends, under its Loan and Security Agreement with Business Alliance Capital Corporation. Subject to the foregoing, the Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

(b)  Recent Sales of Unregistered Securities

The information set forth below is a list of all sales and issuances by the Company of the Company's equity securities occurring during fiscal 1999, some of which were disclosed in the Company's Quarterly Reports on Form 10-QSB.

In May of 1998, a note holder converted a note payable with a value of $10,000 into 20,000 shares of common stock.

The Company issued 343,333 shares of common stock valued at $105,600 for certain legal services rendered during fiscal 1999. The Company issued 245,964 shares of common stock to two individuals valued at $ 92,236 to pay dividends and interest due on preferred stock.

In May 1998, the Company issued 25,000 shares of common stock valued at $11,400 as consideration for director compensation provided during fiscal 1998. In June 1998, the Company issued 100,000 shares of common stock valued at $37,000 as consideration for director compensation provided during fiscal 1998.

In May 1998 the Company received $68,000 for 425,000 shares of newly issued common stock (issue price $0.16 per share). In four separate transactions during August and September 1998, the Company received $62,000 for 310,000 shares of newly issued common stock (issue price $0.20 per share).

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

Results of Operations

Year Ending April 30, 1999 Compared to Year Ending April 30, 1998

Revenues

The Company's revenue increased $1,958,038, or 16.4%, from $11,968,774 in fiscal 1998 to $13,926,812 in fiscal 1999. The increase was a result of continuing growth in abatement, remediation and construction services. In particular, the Company experienced growth in the number and dollar volume of projects with insurance sector clientele. Management expects insurance loss remediation and restoration to be an increasingly significant portion of the Company's business going forward.

Management believes that further revenue growth was hampered by the effects of the ongoing Eastern District investigation described in Item 3, Part I, which precluded the Company from bidding on work with New York City Agencies. Revenues generated by New York City Agencies were approximately $3,000,000 in fiscal 1997, the last year in which the Company performed significant services for New York City Agencies. Management believes that the resolution of this issue will have a positive effect on the Company's revenue.

Payment delays in the third and fourth fiscal quarters on the Nassau County, New York, funded Cancer Research Center, as discussed in the subsection entitled "Net Profit/(Loss)", created cash flow restrictions and increased financing costs which limited the Company's ability to fund additional projects. As a result, revenues declined during the third and fourth fiscal quarters in comparison with the first and second quarters of 1999. However, revenues for the fourth quarter of fiscal 1999 increased by 30.3% when compared with the fourth quarter of fiscal 1998.

The Company's backlog totaled approximately $5,270,000 at April 30, 1999, as compared with $3,931,000 at April 30, 1998.

Gross Profit/Cost of Revenues

The cost of revenues increased $673,090 or 6.6% to $ 10,930,054 in fiscal 1999 from $10,256,964 in fiscal 1998. This increase reflects the costs related to the 16.4% increase in sales. The Company's cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, the Company's job expenses include bonding and job related insurance cost, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation and recycling costs, among others.

Cost of revenues as a percentage of revenues decreased to 78.5% in fiscal 1999 from 85.7% for fiscal 1998. Accordingly, gross profit increased to 21.5 % or $2,996,758 in fiscal 1999 as compared to 14.3% or $1,711,810 in fiscal 1998.
Management believes that the increase of $1,284,948 or 75.1% was attributable to increased volume overall, thereby lowering the allocation of indirect costs, and to management's efforts to provide a broader and more profitable mix of services. In addition, management has turned down work where the current high cost of financing would have reduced the profit to minimal amounts.

The Company was involved in a highly technical fuel tank farm replacement project at John F. Kennedy International Airport in New York. The Company incurred significant cost overruns on this project due to unanticipated equipment delivery delays. The delays necessitated the rental and installation of temporary equipment until the manufacturer was able to provide the equipment originally ordered by the Company. The Company is currently in litigation to recoup losses in labor, materials and temporary equipment resulting from the delayed delivery.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year decreased by $1,997,149, or 37.3%, to $3,362,029 in fiscal 1999 from $5,359,178 in fiscal
1998, and constituted approximately 24.1% and 44.8% of revenues, respectively, in fiscal years 1999 and 1998. Commencing in the second quarter, the Company consolidated various administrative, sales and managerial functions into centralized groups which is more consistent with the Company's strategic focus and as a result realized salary and related payroll fringe benefit savings of approximately $1,400,000 in fiscal 1999.

Other factors affecting the reductions in Selling, General and Administrative expenses include the following: 1) reduction of bad debt expense of $391,000 due to improved internal controls and management collection efforts; 2) the reduction of $50,000 in legal expenses due to the settlement and resolution of certain non-operational legal matters; 3) the reduction of $113,000 in health insurance costs due to the instituting of mandatory employee contributions, in effect since the third quarter of fiscal 1998, as well as reductions in staff;
4) elimination of the goodwill amortization expense resulting from the impairment loss recorded in the fourth quarter of fiscal 1998, and 5) a reduction of advertising fees of $73,000 due to the redirection of resources to more direct marketing efforts.

A New York State sales and use tax assessment attributable to periods prior to February 1997 of approximately $150,000 with an additional $50,000 in related interest offset some of the aforementioned reductions in Selling, General and Administrative expenses and increased interest expense (see below) during fiscal 1999.

Management   believes   that  further   reductions   in  Selling,   General  and
Administrative expenses will be reflected as the staff reductions are effective for a complete fiscal year 2000.

Interest Expense

Interest expense increased by $182,693 or 23.2% in fiscal 1999 to $970,269 from $787,576 in fiscal 1998. The Company encountered extraordinary payment delays in connection with a $430,000 lead abatement and restoration project at a Nassau County funded Cancer Research Center. As a result, interest and borrowing penalty clauses in the Company's lending agreement were activated. The resulting interest, penalties and fees aggregated approximately $100,000. Lending availability restrictions adversely affected cash flow. The increased financing costs effected all projects. Payment for this project was received at the end of the fourth quarter of fiscal 1999.

Other Income:

On December 10, 1997 the Company settled a lawsuit relating to $250,000 which former management advanced during fiscal 1994 to Mohave Shores Development, Inc. ("Mohave") in anticipation of developing land on an Indian reservation in Arizona under a joint venture agreement. The Company is entitled to $120,000 over a four year period under a non-interest bearing arrangement with payments annually. The Company recorded this note at its fair value of $102,993 as other income in Fiscal 1998.

Net Profit (Loss)

Net loss and net loss attributable to common shareholders per share for fiscal 1999 were ($1,307,476) and ($ 0.11), respectively. This compares to a net loss and net loss attributable to common shareholders per share of ($5,609,795) and ($.55), respectively for fiscal 1998.

The Company reported profits from operations for the first two quarters of fiscal 1999, however losses in the third quarter eliminated the profits of the previous quarters. Two non-recurring events (the equipment delays discussed in the subsection entitled "Gross Profit/Cost of Revenues and the payment delays discussed in the subsection entitled "Interest Expense") commenced in the third quarter which adversely impacted financial operations in the third and fourth fiscal quarters.

During the fourth quarter of 1998, the Company recorded a $1,287,000 impairment loss related to its acquisition of North Atlantic Laboratories, Inc.

Liquidity and Capital Resources

As indicated in the report of the Company's Independent Accountants, the Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 1999, the Company has a stockholders' deficit of $3,347,257 and an accumulated deficit of $32,296,872. The Company has financed its operations to date primarily through issuance of debt and equity securities. At April 30, 1999, the Company had $46,336 in cash and a working capital deficit of $3,741,523. In addition, as of April 30, 1999, the Company was in arrears with respect to certain payroll and sales tax obligations of $63,000 and $463,000, respectively, as well as preferred stock dividends of $39,000. In addition, the Company is in arrears with many of its vendors. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although management believes, based on the development of the Company's business operations and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company is currently seeking strategic alliances or strategic transactions to improve its financial condition. The Company requires substantial working capital to support its ongoing operations. The Company's backlog is approximately $5,270,000 as of April 30, 1999, and revenue growth is expected in new service areas, as the result of the Company's ability to provide a broad range of services. As is common in the environmental services industry, payments for services rendered are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, the Company must typically fund substantial project costs, including significant labor and bonding costs, from financing sources within and outside the Company. Certain contracts, in particular those with state or federal agencies, may provide for payment terms of up to 90 days or more and may require the posting of substantial performance bonds which are generally not released until completion of the project. As of July 31, 1999, the Company has no available debt capacity under its line with BACC (See Note 9 to the Notes to the Consolidated Financial Statements) and is in default thereunder. Accordingly, BACC currently has the legal right to foreclose on the Company's assets, which could force the Company out of business. In addition, the Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or construction contracts, (ii) the ability to continue to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

On June 1, 1998 the Company entered into a $1,850,000 Loan and Security Agreement ("LSA") for a revolving line of credit with Business Alliance Capital Corporation ("BACC") secured by certain of the Company's assets. The revolving credit line was increased $650,000 to $2,500,000 in October 1998. Under the agreement, the Company received approximately $595,000 under an equipment term loan with a five year principal amortization and payments made on a monthly basis. The chief executive officer provided BACC with an unlimited personal guaranty. Simultaneous with the completion of the equipment financing with BACC, the Company reached an agreement with the Internal Revenue Service with regard to a schedule of payments to satisfy its past due federal withholding tax liabilities. Under the agreement, $200,000 from the equipment financing was used as an initial down payment against the federal withholding tax liabilities. The Company paid the balance in six monthly installments of $35,000.

Cash Flow

Net cash generated by operating activities was $601,368 in fiscal 1999 as compared to net cash used by operating activities was $1,083,687 in fiscal 1998.

Accounts receivable declined $335,177 or 12.0% to $2,349,198, reflecting improved collection procedures and controls implemented during fiscal 1999. This decrease was more significant given the fact that revenues for the fourth quarter of fiscal 1999 increased by 30.3% when compared with the fourth quarter of fiscal 1998. This represents an improvement in the number of days in collection to approximately 73 days from approximately 113 days in fiscal 1998. Accounts payable and accrued expenses increased by $215,963 or 6.6% to $3,558,041 primarily as a result of the costs relating to the 16% increase in revenues. Cash used for capital expenditures was $379,367 in fiscal 1999 and $675,992 in fiscal 1998. Management believes that the improvements in cash flow are attributable to a shift in the Company's target clientele to entities with less credit risk.

The Year 2000

The Company has taken actions to make its systems, services and infrastructure Year 2000 compliant. Specifically, the Company believes that its accounting system, estimating system, and all corporate office computers are Y2K compliant. The Company is now assessing the mechanical and navigational systems on its fleet of floating vessels, and although the Company has not completed the process, it has not indicated any necessary changes to date. The Company expects to compete this process by August 1999. The Company has inquired of its vendors in the laboratory and consulting division regarding the Company's equipment being Y2K compliant. The Company now estimates the costs related to Y2K compliance to be approximately $25,000, exclusive of consulting fees, and the Company expects to pay these costs out of working capital.

The Company has made inquires and been advised that its banks' and primary lender's systems are Y2K compliant. As an emergency response provider, the Company keeps a full inventory of supplies and other materials available at all times. The Company's inquiries of its largest vendors have led to indications that they are or expect to be, Y2K compliant by December 1999.

The Company has numerous customer relationships. The Company's current customers will not necessarily be the same as those in the Year 2000 due to nature of its business. However, the Company's inquiries its of largest and most likely continuing clients indicate that they are in the process of becoming Y2K compliant and many believe that they are already Y2K compliant. If this were not the case, the Company's services may be more difficult to provide to these customers. Increased difficulties would also arise if electric power or wireless communications systems failed.

The Company has a computer consultant devoted to assessing and analyzing Y2K issues and arranging for their final resolution. Although at this time, the Company believes that it has resolved the most significant issues, the Company may encounter some Y2K impact, which at this time is unforeseen. Due to the nature of the Company's business, which is primarily labor based, management believes that it is taking the necessary steps to resolve Year 2000 issues; however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect on the Company. The Company is in the process of developing a Y2K contingency plan to the extent deemed appropriate.

Seasonality

Since the Company and its subsidiaries are able to perform their services throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts in certain of its service areas, i.e., asbestos abatement and construction, as well as the timing of catastrophes.

ITEM 7.  FINANCIAL STATEMENTS

Set forth below is a list of the financial statements of the Company included in this Annual Report on Form 10-KSB.

Item                                                                     Page*
----                                                                     -----
Report of Independent Certified Public Accountants                        F-2
Balance Sheet as of April 30, 1999                                        F-3
Consolidated Statements of Operations for the years ended
 April 30, 1999 and 1998                                                  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
 for the years ended April 30, 1999 and 1998                              F-5
Consolidated Statements of Cash Flows for the years ended
 April 30, 1999 and 1998                                                  F-6
Notes to Consolidated Financial Statements                        F-7 to F-20
----------
*   Page F-1 follows page 25 to this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES  IN   AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Company hold office until the next annual meeting of stockholders and until their successors have been elected and shall qualify, or until their death, resignation or removal from office. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's stockholders and from time to time, and hold office until their successors are chosen and qualified, or until their death, resignation or removal from office. The current executive officers and directors of the Company are as follows:

Name                              Age         Position with the Company
----                              ---         -------------------------
                                              Chairman of the Board, President
Michael O'Reilly                  49          and Chief Executive Officer
Daniel G. Rosenberg               53          Chief Financial Officer
Anthony Towell                    68          Director and Secretary
Samuel Sadove                     46          Director
JoAnn O'Reilly                    48          Director
Dr. Kevin Phillips                51          Director

The following is a brief summary of the business experience and background of the current directors of the Company, based upon information provided to the Company by such persons:

Michael O'Reilly has been Chairman of the Board of Directors, President and Chief Executive Officer since 1996, and has been President of Trade-Winds Environmental Restoration, Inc., a subsidiary of the Company, since 1993. Prior to joining the company, Mr. O'Reilly was Vice President and COO of North Shore Environmental Solutions, Inc., an environmental remediation firm which provided a wide array of services, including asbestos, hazardous materials and lead removal. He has sixteen years experience as an executive in the environmental industry.

Daniel G.  Rosenberg,  CPA,  JD joined  the  Company  in April 1999 as its Chief
Financial Officer. Mr. Rosenberg is a certified public accountant and an attorney admitted to practice in New York State. Mr. Rosenberg served as the Chief Financial Officer of the following entities: Solid Capital US, Inc. from January 1999 to April 1999, Nas Tel Technologies from February 1998 to April 1998, Oak Tree Medical Systems, Inc. from November 1996 to December 1996, American Committee for Shaare Zedek Hospital in Jerusalem, Inc. from June 1996 to November 1996. Mr. Rosenberg was engaged in his own practice as a certified public accountant, attorney and financial consultant from January 1996 to January 1999, when not otherwise employed as a CFO. He specialized in working with financially distressed entities, entities seeking to raise capital and entities seeking strategic mergers. From 1980 to 1995, Mr. Rosenberg was with Margolin, Winer & Evens LLC, a certified public accounting firm, serving as a partner from 1981. From 1965 to 1980 Mr. Rosenberg held positions through the managerial level with the certified public accounting firms of Deloitte & Touche LLC, Mann Judd Landau and PricewaterhouseCoopers LLC.

Anthony Towell has been a director of the Company since November 1996. For more than five years he has been the Vice President, Co-Chairman, and a Director of Worksafe Industries, Inc., a publicly traded manufacturing company specializing in industrial safety. He had held senior executive positions during an over 25 year career with the Royal Dutch Shell Group. Mr. Towell is also a Director and CEO of Gulf West Oil.

JoAnn O'Reilly is an environmentalist presently involved with Michael O'Reilly in the United States Fish and Wildlife Services ("USFWS") Captive Breeding Program, specifically caring for listed endangered tortoise species under special license. In addition, Ms. O'Reilly is a licensed cardiopulmonary therapist and was employed by a Long Island, NY hospital from 1983 through 1997. Ms. O'Reilly is the wife of Mr. Michael O'Reilly.

Samuel Sadove, Ph.D, has been a director of the Company since 1996. Mr. Sadove is a marine biologist who was the director of the Okeanos Ocean Research Foundation, Inc. since founding the organization in 1980 until 1996. He is an adjunct Professor at Long Island University, Southhampton College. Dr. Sadove received an honorary Ph.D in Marine Sciences from Universite d'Aux Marseille. Dr. Sadove is a member of the Technical Advisory Board of the Peconic National Estuary Program, the U.S. Department of State's Habitat Working Group, and the Board of Trustees of The Coastal Research and Education Society of Long Island.

Dr. Kevin Phillips has been a director since March 1998. Dr. Phillips is a Partner and Principal in the firm of Fanning, Phillips & Molnar, an engineering firm located on Long Island, NY. Dr. Phillips has a M.S. Degree in Hydrodynamics from the Massachusetts Institute of Technology and a Ph.D. in Environmental Engineering from the Polytechnic Institute of New York. He is a licensed Professional Engineer in eight states, including New York, New Jersey, and Connecticut, with over 20 years experience in geohydrology and environmental engineering.

Directors receive no cash compensation for their services as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. In June 1999, each of the directors received grants of 5,000 shares of restricted common stock as compensation for serving on the Board in fiscal 1999. In May 1998, each of the directors received grants of 5,000 shares of restricted common stock as compensation for serving on the Board in fiscal 1998. In June 1999, non-qualified options to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $.1875 per share were granted to non-employee directors of the Company. In August 1998, non-qualified options to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $.34 per share were granted to non-employee directors of the Company. In March 1998, non-qualified options to purchase 90,000 shares of Common Stock were granted to a director in association with his appointment to the Board. In October 1996, non-qualified options to purchase an aggregate of 300,000 shares of Common Stock exercisable at $.56 per share (repriced in December 1997 to $.22 per share) were granted to non-employee directors of the Company. During fiscal 1999, the Board of Directors met or acted by written consent 4 times. All current directors attended not less than 75% of such meetings (or executed such written consents) of the Board and committees on which they serve.

The Board of Directors has a standing Audit Committee comprised of Messrs. Towell and Sadove. The Audit Committee recommends engagement of the Company's independent certified public accountants, and is primarily responsible for reviewing and approving the scope of the audit and other services performed by the Company's independent certified public accountants. The Committee reviews and evaluates the Company's accounting principles and practices, systems of internal controls, quality of financial reporting and accounting and financial staff, as well as any reports or recommendations issued by the independent accountants The Board of Directors has a Compensation Committee comprised of Messrs. Towell and Sadove. The Board of Directors has no Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 that they file with the SEC and NASD. Based solely upon the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 1999, except that Daniel G. Rosenberg failed to timely file a Form 3 when Mr. Rosenberg became an executive officer of the Company and a Form 5 with respect to options granted in April 1999, and all directors failed to timely file Form 4s and Form 5s with respect to shares of Common Stock and options to purchase shares of Common Stock granted in August 1998 and April 1999, respectively.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer and President, and for the one other individual who served as an executive officer during fiscal 1999 whose total compensation for services rendered to the Company during fiscal 1999 was $100,000 or more (each, a "Named Executive Officer").

                                                               Annual Compensation            Long Term Compensation
                                                          ---------------------------                Awards
                                                                                          --------------------------
                                                                     Other                Restricted    Securities
                                   Fiscal                            Annual               Stock         Underlying
Name and Principal Position(s)     Year       Salary      Bonus($)   Compensation (4)     Awards($)     Options
------------------------------     ------     ------      --------   ----------------     ----------    ------------
Michael O'Reilly, Chairman,        1999      $259,615    $   3,846          -              $2,400(1)      250,000(3)
Chief Executive Officer,           1998       220,000       72,765          -                 938(1)      200,000(3)
and President                      1997       198,657      215,000          -                   -       2,400,000(2)(3)

Alan Schoenbart, CFO               1999      $114,638           $0          -                   -         150,000
                                   1998        79,414            0          -                   -         170,800

(1) Mr. O'Reilly received 5,000 shares of Common Stock in fiscal 1999 for service on the board of directors in fiscal 1998, the fair value of which shares was $2,400 on the date of the grant, May 7, 1998. He received 1,000 shares of Common Stock in fiscal 1998 for director services rendered in fiscal 1997, the fair value of which was $938 at the time of the grant. All of these shares were fully vested on the date of grant. The aggregate value of Mr. O'Reilly's restricted stock holdings as of April 30, 1999 was $8,500. None of the shares are entitled to dividends.

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

(3) On May 26, 1995, Mr. O'Reilly was granted options to purchase 250,000 shares of Common Stock at an exercise price of $1.50 per share, the fair market value on date of grant which were repriced in September 1996 to $.53 per share, and the amounts for fiscal 1997 do not include this repricing. On September 9, 1996, Mr. O'Reilly was granted options to purchase 400,000 shares of Common Stock at an exercise price of $.53 per share, the fair market value on the date of grant. These 400,000 shares previously granted were repriced to $.22 on December 29, 1997, and these amounts do not include this repricing. On December 29,1997, Mr. O'Reilly was granted options to purchase 200,000 shares of common stock at an exercise price of $.22 per share, the fair market value on the date of grant. On August 18, 1998, Mr. O'Reilly was granted options for 250,000 shares at an exercise price of $ 0.34 per share the fair market value on the date of the grant.

(4)  The  value  of  all   perquisites  provided  did not  exceed  the lesser of
     $50,000 or 10% of the officer's salary and bonus.

                      Option/SAR Grants in Last Fiscal Year

The following table sets forth (a) the number of shares underlying options granted to each Named Executive Officer, during fiscal 1999, (b) the percentage the grant represents of the total number of options granted to all Company employees during fiscal 1999, (c) the per share exercise price of each option, and (d) the expiration date of each option.

                      Number of          % of Total
                      Securities         Options/SAR's
                      Underlying         Granted to           Exercise
                      Options/SAR's      Employees in         Price                   Expiration
Name                  Granted (#)        Fiscal Year          ($/Shares Date          Date
----                  -----------        -----------          --------------          ----
Michael O'Reilly        250,000             15.6%                  $0.34              August 18, 2003
Alan W. Schoenbart      150,000              9.4%                  $0.375             November 12, 2003

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Option Values

Set forth in the table below is information, with respect to each Named Executive Officer, as to the (a) number of shares acquired during fiscal 1999 upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each exercise (i.e. the difference between the market value of the shares at exercise and their exercise price), (c) the total number of unexercised options held on April 30, 1999, separately identified between those exercisable and those not exercisable, and (d) the aggregate value of in-the-money, unexercised options held on April 30, 1999, separately identified between those exercisable and those not exercisable.

                                                            Number of Securities
                                                           Underlying Unexercised         Value of Unexercised
                                                        Options at Fiscal Year-End        In-the-Money Options
                    Shares Acquired     Value                (#) Exercisable/            at Fiscal Year-End ($)
Name                on Exercise (#)     Realized ($)           Unexercisable          Exercisable/Unexercisable(2)
----                ---------------     ------------     --------------------------   ----------------------------

Michael O'Reilly         -0-                 -0-         1,100,000/2,000,000(1)       $25,500/$480,000
Alan W. Schoenbart       -0-                 -0-         300,000/0                    $ 4,500/$0

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

(2) The value is calculated based on the aggregate amount of the excess of $.25 (the closing sale price per share for the Common Stock on April 30, 1999) over the relevant exercise price(s).

(3) In connection with Mr. Schoenbart's resignation, he forfeited 20,800 of the options he received in December of 1997.

Employment Agreement

Trade-Winds had an employment agreement with its President, Michael O'Reilly, for five years expiring in October 2001 with annual base compensation of $156,000 plus an incentive bonus based on 2% of gross revenues as well as certain other fringe benefits. This contract was renegotiated in October 1996 upon his being elected as the Company's

Chairman, President and Chief Executive Officer. Terms of the agreement provide for a base salary of $200,000 plus a bonus of 2% of gross revenues, up to a maximum of 25% of pre-tax profit, payable 50% in cash and 50% in restricted stock, as well as certain other fringe benefits. Mr. O'Reilly was paid a bonus of $215,000 with respect to the 1997 fiscal year, based on the Company's revenues from January 1 to October 31, 1996 pursuant to his prior employment agreement with Trade-Winds. Effective January 1, 1998, the Board agreed to increase Mr. O'Reilly's salary by $60,000 per annum. The Board's decision was in light of his increased responsibilities in managing the affairs of the Company, and in consideration of his voluntary decision to agree to amend his employment contract.

Company Stock Plans

1998 Stock Incentive Plan

The Company has adopted the Company's 1998 Long Term Incentive Plan (the "1998 Incentive Plan") in order to motivate qualified employees and consultants of the Company to assist the Company in attracting employees and to align the interests of such persons with those of the Company's stockholders. The 1998 Incentive Plan provides for the grant of "incentive stock options" within the meaning of the Section 422 of the Internal Revenue Code of 1986, as amended, "non-qualified stock options," stock appreciation rights, restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

The 1998 Incentive Plan, which is administered by the Board of Directors, currently authorizes the issuance of a maximum of 2,000,000 shares of Common Stock, which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant, and non-qualified stock options may be granted at an exercise price of not less than 85% of such fair market value. If any award under the 1998 Incentive Plan terminates, expires unexercised or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The Company has issued an aggregate of 1,595,764 shares of Common Stock under the 1998 Incentive Plan, and, as of July 31, 1999, and 404,236 shares remain available for issuance under the 1998 Incentive Plan. The 1998 Incentive Plan expires in August 2008.

1997 Stock Incentive Plan

The Company has adopted the  Company's  1997  Incentive  Plan (the "1997  Option
Plan") in order to motivate qualified employees and consultants of the Company to assist the Company in attracting employees and to align the interests of such persons with those of the Company's stockholders. The 1997 Option Plan provides for the grant of "incentive stock options" within the meaning of the Section 422 of the Internal Revenue Code of 1986, as amended, "non-qualified stock options," or restricted stock to officers, employees, consultants and advisors of the Company and its affiliates.

The 1997 Option Plan, which is administered by the Board of Directors, currently authorizes the issuance of a maximum of 1,000,000 shares of Common Stock, which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant. If any award under the 1997 Option Plan terminates, expires unexercised or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The Company has issued an aggregate of 1,000,000 shares of Common Stock under the 1997 Option Plan, and, as of July 31, 1999, and no shares remain available for issuance under the 1997 Option Plan. The 1997 Option Plan expires in December 2007.

For further information regarding stock options and stock grants refer to Note 12 of the Notes to the Consolidated Financial Statements.

Repricing of Options

On December 2, 1996, the Board of Directors repriced all outstanding stock options to an exercise price of $.375 per share of Common Stock (the fair market value of the Common Stock as of the close of business on such date). On December 29, 1997, the Board of Directors repriced all outstanding stock options to an exercise price of $.22 per share of Common Stock (the fair market value of the Common Stock as of the close of business on such date).

The 1996 and 1997 repricings were approved primarily because of the importance to the Company of having meaningful equity incentives in the hands of key officers, directors, employees and consultants. The Board believed that stock options which are "out of the money" provide less compensatory incentive to an officer, director, employee and consultant who may be considering alternative opportunities. The Board decided to include directors and officers in the 1996 and 1997 repricings because of the importance of their leadership, administrative and technical skills to the success of the Company's business.

Indemnification

Section 145 of the Delaware General Corporation Law provides that indemnification of directors, officers, employees and other agents of a corporation, and persons who serve at its request as directors, officers, employees or other agents of another organization may be provided by such corporation.

The Company's Certificate of Incorporation includes provisions eliminating the personal liability of its directors for monetary damages resulting from breaches of their fiduciary duty except, pursuant to the limitations of the Delaware General Corporation Law, (i) for any breach of their fiduciary duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or any amendatory or successor provisions thereto, or (iv) with respect to any transaction from which the director derived an improper personal benefit. The Company's By-Laws provide indemnification to directors, officers, employees, and agents, including against claims brought under state or Federal Securities laws, to the full extent allowable under Delaware law. The Company also has entered into indemnification agreements with its directors and executive officers providing, among other things, that the Company will provide defense costs against any such claim, subject to reimbursement in certain events.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 1999, certain information concerning the beneficial ownership of each class of the Company's voting stock by (i) each beneficial owner of 5% or more of the Company's voting stock, based on reports filed with the Securities and Exchange Commission and certain other information; (ii) each of the Company's executive officers and (iii) all executive officers and directors of the Company as a group:


                                  Amount and Nature (2) of
Name and Address (1)       Beneficial Ownership of Common Stock     Percent of Common Stock
--------------------       ------------------------------------     -----------------------
Ownership (3)
--------------------

Michael O'Reilly                    1,527,333 (4)                            8.9
Samuel Sadove                         461,000 (5)                            2.8
Anthony Towell                      1,086,000 (6)                            6.6
Dr. Kevin Phillips                  1,187,982 (7)                            7.1
JoAnn O'Reilly                        311,000 (8)                            1.9
Daniel G. Rosenberg                   150,000 (9)                            *
Gary Molnar                           887,982 (10)                           5.4
Stephen J. Bramsen                  1,023,000                                6.5
Officers and Directors
As a Group (5 persons)              4,723,315 (2,3,4,5,6,7)                 23.5

* Less than 1%
(1)  Unless  otherwise indicated.    The address of each director and officer is
     c/o Windswept Environmental Group Inc., 100 Sweeneydale Avenue, Bay Shore, New York 11706.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities.

(3) Each beneficial owner's percentage ownership is determined by assuming that stock options and warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date on which beneficial ownership is to be determined have been exercised.

(4) Represents 177,333 shares of Common Stock owned and 1,350,000 shares beneficially owned pursuant to options to purchase shares of Common Stock exercisable within 60 days. Does not include 11,000 shares of Common Stock owned and 300,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days by JoAnn O'Reilly, Mr. O'Reilly's wife, to which he disclaims beneficial ownership. Also excludes a 2,000,000 share option not yet vested and exercisable only on the happening of future events. See Item 10 "Executive Compensation."

(5)  Represents  11,000  shares  of  Common  Stock  owned  and   450,000  shares
     issuable upon the exercise of options exercisable within 60 days.

(6) Includes (a) 36,000 shares owned, (b) 650,000 shares beneficially owned pursuant to options exercisable within 60 days and (c) 400,000 shares of Common Stock issuable upon conversion of a $100,000 demand convertible note payable.

(7) The address for Mr. Phillips is c/o Fanning, Philips & Molnar, 909 Marconi Avenue, Ronkonkoma, New York 11779. Includes (a) 132,982 shares of Common Stock owned, (b) 405,000 shares beneficially owned pursuant to options exercisable within 60 days and (c) 650,000 shares of Common Stock obtainable upon conversion of Dr. Phillips' 50% share of the 1,300,000 shares of Series A Redeemable Convertible Preferred Stock.

(8) Includes 11,000 shares of Common Stock owned and 300,000 shares issuable upon exercise of options exercisable within 60 days. Does not include 177,333 shares of Common Stock owned and 1,350,000 shares issuable upon the exercise of options exercisable within 60 days by Michael O'Reilly, Ms. O'Reilly's husband, as to  all  of  which  she  disclaims beneficial ownership.

(9)  Represents  shares  issuable  upon   the  exercise  of  options to purchase
     150,000 shares of Common Stock which are exercisable within 60 days.

(10) The address for Mr. Molnar is c/o Fanning, Philips & Molnar, 909 Marconi Avenue, Ronkonkoma, New York 11779. Includes (a) 122,982 shares of Common Stock owned, (b) 650,000 shares issuable upon conversion of Mr. Molnar's 50% shares of the 1,300,000 shares of Series A Redeemable Convertible Preferred Stock and (c) 115,000 shares issuable upon exercise of options exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1998, Michael O'Reilly, Chairman, Chief Executive Officer and President, individually guaranteed the LSA with BACC, a $2,445,000 obligation, which was subsequently increased to $3,095.000.

During fiscal 1997, Anthony Towell, a director of the Company, loaned the Company $100,000 and was issued a 12% note convertible into 400,000 shares of the Company's common stock. The Company has included interest due of $30,500 in accrued expenses at April 30, 1999. Mr. Towell was also an officer and director of Worksafe Industries, Inc., which sold approximately $189,778 and $195,000 of material and supplies to the Company that were used on remediation projects during fiscal 1999 and 1998, respectively.

On December 16, 1998, the Company entered into an operating lease arrangement with its Chief Executive. Under the arrangement, the Company leases a forty-two foot fully-equipped custom Topaz boat for a period of two years. Annual rental is approximately $75,000. The leasing arrangement was necessitated by a Marine Assistance Contract the Company received with Keyspan Energy Corporation covering the period January 1, 1999 through December 31, 2000. The arrangement provides the Company with its largest floating vessel capable of handling specialty equipment and facilitating an offshore support crew. The lease carries a one year renewal option.

Due from officer represents the $ 100,000 the Chief Executive received as a bonus based upon the calculation at the end of the second quarter of the current fiscal year. Due to subsequent losses incurred by the Company in the third and fourth quarters, the bonus is now due back to the Company.

At April 30, 1999 and 1998, and currently, 650,000 shares of Series A Redeemable Convertible Preferred Stock are owned by Dr. Kevin Philips, a director of the Company. Dividends and interest of $50,618 and $11,673 were paid to Dr. Philips in fiscal 1999 and fiscal 1998, respectively. At April 30, 1999, accrued expenses included $19,500 of dividend arrearages owed to Dr. Phillips. The payment to Dr. Phillips in 1999 was comprised of the issuance of 122,982 shares of Common Stock, 15,000 options to purchase Common Stock exercisable at $.41 per share and cash of $9,750. In addition, the Company's subsidiaries sold approximately $7,800 and $15,000 of services to Fanning Philips & Molnar, a company of which Dr. Philips is a principal, in fiscal 1999 and 1998 respectively.

Stephen J. Bramsen, a principal stockholder of the Company, purchased 312,500 shares of Common Stock of the Company in May 1998 for $50,000, or $.16 per share.

The following stock options were repriced in December 1997:

                                                         Original       Repriced
                              Number of Shares           Exercise       Exercise
Name of Optionee         Exerciseable Under Option         Price         Price
----------------         -------------------------       --------       --------

Michael O'Reilly                 250,000                   $1.50          $.22
                                 400,000                     .53           .22

Joanne O'Reilly                   50,000                    $.56          $.22

Samuel Sadove                    100,000                    $.56          $.22

Anthony Towell                   150,000                    $.56          $.22

The Company believes that all transactions entered into by the Company with its officers, directors and principal stockholders have been on terms no less favorable to the Company than those available from unrelated third parties.

See "Item 10 - Executive Compensation"

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Set forth below are all exhibits to this Annual Report on Form 10-KSB.

3.01 Composite of Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 30.01 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

3.02 By-laws of the Company. (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement (No. 33-14370 N.Y.) filed with the SEC on June 1, 1987).

4.01      Specimen  Common   Stock  Certificate.  (Incorporated  by reference to
          Exhibit 4.01 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13,
          1998).

10.01 Specimen of Common Stock Purchase Warrant dated September 3, 1987. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement (No. 33-14370 N.Y.) filed with the SEC on June 1, 1987).

10.02 Merger Agreement for North Atlantic Laboratories, Inc. (Incorporated by reference to Exhibit 2.01 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997 filed with the SEC on September 29, 1997).

10.03     Form  of  Convertible  Note Agreement.   (Incorporated by reference to
          Exhibit 4.04 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997 filed with the SEC on September 29,
          1997).

10.04 Option Certificate for 2,000,000 stock options issued to Michael O'Reilly. (Incorporated by reference to Exhibit 4.05 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997 filed with the SEC on September 29, 1997).

10.05 Employment Agreement between the Company and Michael O' Reilly dated as of November 1, 1996. (Incorporated by reference to Exhibit
          10.02 to Registrant's Form 10-KSB for the fiscal year ended April 30, 1997 filed with the SEC on September 29, 1997).

10.06 1997 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-22491) filed with the SEC on February 27, 1997).

10.07 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-61905) filed with the SEC on August 20, 1998).

10.08 Purchase and Sale Agreement between Prestige Capital Corporation and Trade-Winds. (Incorporated by reference to Exhibit 10.04 to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1998 filed with the SEC on March 13, 1998).

10.09 Purchase and Sale Agreement between Prestige Capital Corporation and North Atlantic Laboratories, Inc. (Incorporated by reference to
          Exhibit 10.05 to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1998 filed with the SEC on March 13, 1998).

10.10 Purchase and Sale Agreement between Prestige Capital Corporation and New York Testing, Inc. (Incorporated by reference to Exhibit 10.06 to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1998 filed with the SEC on March 13, 1998).

10.11 Form of Warrant Agreement with American Stock Transfer Company dated September 3, 1987. (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement (No. 33-14370 N.Y.) filed with the SEC on June 1, 1987).

10.12 Form of Underwriter's Unit Purchase Option granted to Data Securities, Inc. dated September 3, 1987 included as Exhibit 4.3 of the Company's Registration Statement (No. 33-14370 N.Y.) filed with the SEC on June 1, 1987 and incorporated by reference thereto.

10.13 Loan and Security Agreement dated June 1, 1998 between Business Alliance Capital Corporation and Windswept Environmental Group Inc. and Subsidiaries. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998 filed with the SEC on August 13, 1998).

10.14 Individual Guaranty of Michael O'Reilly to Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998 filed with the SEC on August 13, 1998).

10.15 Revolving Credit Master Promissory Note for $1,850,000 between the Company and Business Alliance Capital Corporation. (Incor-porated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998 filed with the SEC on August 13, 1998).

10.16 Term Loan for $595,000 Between the Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998 filed with the SEC on August 13, 1998).

10.17 Origination Fee Amendment dated August 1, 1998 between the Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998 filed with the SEC on August 13, 1998).

21.01     Subsidiaries of the Company

23.01     Consent of BDO Seidman, LLP

24.01 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).

27        Financial Data Schedule

(b)       Reports on Form 8-K.
          There were no reports on Form 8-K filed during the last quarter of the fiscal year ended April 30, 1998.

              WINDSWEPT ENVIRONMENTAL GROUP, INC.
                       TABLE OF CONTENTS


                                                                           Page

Report of Independent Certified Public Accountants . . . . . . . .          F-2

Consolidated Balance Sheet as of April 30, 1999. . . . . . . . . .          F-3

Consolidated Statements of Operations for the
  years ended April 30, 1999 and 1998. . . . . . . . . . . . . . .          F-4

Consolidated Statements of Stockholders' Equity
  (Deficit) for the years ended April 30, 1999 and 1998. . . . . .          F-5

Consolidated Statements of Cash Flows for the
  years ended April 30, 1999 and 1998. . . . . . . . . . . . . . .          F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . .  F-7 to F-20

               Report of Independent Certified Public Accountants

To the Board of Directors and
  Stockholders of Windswept Environmental Group, Inc.


We have audited the accompanying consolidated balance sheet of Windswept Environmental Group, Inc. and Subsidiaries as of April 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Windswept Environmental Group, Inc. and Subsidiaries at April 30, 1999, and the results of their operations and their cash flows for the years ended April 30, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a stockholders' deficit and a working capital deficiency, and is in arrears with respect to certain of its obligations, including sales and payroll taxes. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Melville, New York
August 11, 1999

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1999

                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     46,336
  Accounts receivable, net of allowance for
    doubtful accounts of $100,000                                     2,249,198
  Due from officer                                                      100,000
  Inventories                                                           129,620
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                            157,000
  Prepaid expenses and other current assets                             379,970
                                                                   -------------
       Total current assets                                           3,062,124
PROPERTY AND EQUIPMENT, net                                           2,333,530
OTHER ASSETS
  Goodwill, net of accumulated amortization of $45,994                   76,032
  Notes receivable, net of current portion of $105,764                  110,912
  Other assets                                                          162,524
                                                                   -------------
       Total assets                                                $  5,745,122
                                                                   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  3,558,041
  Revolving credit note payable                                       1,200,596
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                            226,000
  Payroll taxes payable                                                 107,570
  Sales taxes payable                                                   481,826
  Current portion of long-term debt                                   1,033,502
  Obligations of unconsolidated subsidiary, net                         196,112
                                                                   -------------
       Total current liabilities                                      6,803,647
OTHER LIABILITIES
  Convertible notes                                                     790,000
  Long-term debt, net of current portion                                198,732
                                                                   -------------
       Total liabilities                                              7,792,379
                                                                   -------------
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
  par value $.01; 1,300,000 shares issued and
  outstanding, at redemption value                                    1,300,000
                                                                   -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 10,000,000
  shares authorized                                                           -
  Common stock, $.0001 par value, 50,000,000
  shares authorized; 14,135,073 shares issued
  and outstanding                                                         1,414
  Additional paid-in capital                                         28,948,201
  Accumulated deficit                                               (32,296,872)
                                                                   -------------
       Total stockholders' equity (deficit)                          (3,347,257)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  5,745,122
                                                                   =============

See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998


                                                        1999        1998

Revenues                                          $ 13,926,812   $ 11,968,774
Cost of revenues                                    10,930,054     10,256,964
                                                  -------------  -------------
  Gross profit                                       2,996,758      1,711,810
                                                  -------------  -------------

Selling, general and administrative expenses         3,362,029      5,359,178
Impairment Loss                                              -      1,287,000
                                                  -------------  -------------
                                                     3,362,029      6,646,178
                                                  -------------  -------------
  Loss from operations                                (365,271)    (4,934,368)
                                                  -------------  -------------
Other income (expense):

  Interest expense                                    (970,269)      (787,576)
  Other, net                                            28,064        112,149
                                                  -------------  -------------
  Total other expense                                 (942,205)      (675,427)
                                                  -------------  -------------
  Net loss                                          (1,307,476)    (5,609,795)

Dividends on Series A Redeemable Convertible
  Preferred Stock                                       78,000         91,596
                                                  -------------  -------------
  Net loss attributable to common stockholders    $  1,385,476)  $ (5,701,391)
                                                  =============  =============
Basic and diluted net loss per common share       $       (.11)  $       (.55)
                                                  =============  =============
Weighted average number of common shares
  outstanding                                       13,064,314     10,404,111
                                                  =============  =============

See accompanying notes to consolidated financial statements.

                                    WINDSWEPT ENVIRONMENTAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

                                            Common Stock
                                        -------------------
                                        Number of               Additional                   Accumulated     Deferred
                                         shares   Par Value  Paid-in Capital Treasury Stock    Deficit     Compensation   Total
                                        --------- ---------  --------------- --------------  -----------   ------------   -----

Balance at April 30, 1997               9,766,074  $  979    $ 27,318,031      $(10,000)     $(25,379,601)  $(146,139)  $ 1,783,270

Issuance of common stock for services   1,238,872     124         340,236             -                 -     (65,000)      275,360
Issuance of stock options for services          -       -          10,000             -                 -           -        10,000
Issuance of common stock for employee
 and director compensation                409,940      41         163,265             -                 -    (112,000)       51,306
Issuance of common stock to settle
 legal obligations                        137,488      13          40,556             -                 -           -        40,569
Retirement of treasury stock                    -      (2)         (9,998)       10,000                 -           -             -
Accretion of discount on convertible
 notes                                          -       -         356,154             -                 -           -       356,154
Amortization of deferred compensation           -       -               -             -                 -     248,002       248,002
Dividends on preferred stock                    -       -         (91,596)            -                 -           -       (91,596)
Net loss                                        -       -               -             -        (5,609,795)          -    (5,609,795)
                                       ----------  -------   -------------     ---------     -------------  ----------   -----------

Balance at April 30, 1998              11,552,374   1,155      28,126,648             -       (30,989,396)    (75,137)   (2,936,730)

Private placements of common stock        735,000      73         129,927             -                 -           -       130,000
Note conversion                            20,000       2           9,998             -                 -           -        10,000
Issuance of common stock for services   1,284,528     129         466,623             -                 -           -       466,752
Issuance of common stock to settle
 legal obligations                         38,874       4          13,420             -                 -           -        13,424
Issuance of common stock and options
 for employee and director
 compensation                             258,333      26         178,374             -                 -           -       178,400
Amortization of deferred compensation           -       -               -             -                 -      75,137        75,137
Dividends on preferred stock                    -       -         (78,000)            -                 -           -       (78,000)
Issuance of common stock and options
 for accrued preferred stock
 dividends and related interest           245,964      25         101,211             -                 -           -       101,236
Net loss                                        -       -               -             -        (1,307,476)          -    (1,307,476)
                                       ----------  -------   -------------     ---------     -------------  ----------  ------------
Balance at April 30, 1999              14,135,073  $1,414    $ 28,948,201      $      -      $(32,296,872)          -   $(3,347,257)
                                       ==========  =======   =============     =========     =============  ==========  ============

See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998


                                                    1999               1998
                                              ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $(1,307,476)     $(5,609,795)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                       929,633        1,603,917
  Impairment loss                                           -        1,287,000
  Provision for doubtful accounts                     (66,858)         324,091
  Gain on settlement of lawsuit                             -         (102,993)
  Common stock issued for accrued interest on
     preferred stock dividends                        23, 236                -
  Common stock and options issued for services
     or for settlement of litigation                  658,576          176,064
  Other, net                                                -           (9,018)
Changes in assets and liabilities:
  Accounts receivable                                 335,177         (646,324)
  Costs and estimated earnings in excess of
     billings on uncompleted contracts               (101,648)         (24,047)
  Inventories                                          31,646           (2,552)
  Prepaid expenses and other current assets           (29,605)         418,914
  Other assets                                          5,118           32,948
  Accounts payable and accrued expenses               215,963          957,791
  Billing in excess of costs and estimated
     earnings on uncompleted contracts                (40,000)         215,930
  Payroll and sales taxes payable                     (52,394)         294,387
                                                  ------------     ------------
Net cash provided by (used in) operating
     activities                                       601,368       (1,083,687)
                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net           (379,367)        (675,992)
  Proceeds from sale of assets                              -           37,226
  Collection of notes receivable                       73,029           66,880
  Loan to officer                                    (100,000)               -
                                                  ------------     ------------
Net cash (used in) investing activities              (406,338)        (571,886)
                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock          130,000                -
  Proceeds from revolving credit line               1,200,596                -
  (Payments to) advances from factor, net          (1,505,968)       1,505,968
  Proceeds from long-term debt                      1,123,199                -
  Principal payments of long-term debt             (1,110,936)        (447,511)
  Payment of dividends                                (19,500)         (23,346)
                                                  ------------     ------------
Net cash provided by (used in) financing
     activities                                      (182,609)       1,035,111
                                                  ------------     ------------

NET INCREASE (DECREASE) IN CASH                        12,421         (620,462)
CASH, beginning of year                                33,915          654,377
                                                  ------------     ------------
CASH, end of year                                 $    46,336      $    33,915
                                                  ============     ============

See accompanying notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

1.   DESCRIPTION OF BUSINESS ACTIVITIES

     Windswept Environmental Group, Inc. (the "Company") provides a broad range of environmental services through vertically integrated businesses in the areas of hazardous waste remediation, asbestos removal, lead clean-up, emergency spill response and laboratory testing and training. In providing a turnkey environmental solution, the Company also provides demolition, renovation and other general construction services. The Company provides these services to a diversified customer base located primarily in the New York metropolitan area.

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

     Revenue from contracts which extend over periods of one month or more is recognized using the percentage- of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, the effect of contract penalty provisions and final contract settlements may result in revisions to estimates of costs and income and are recognized in the period in which the revisions are determined.

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

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Accounting for the Impairment of Long-lived Assets

     Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. Goodwill amortization charged against earnings was $9,468 and $156,820 in fiscal 1999 and 1998, respectively. There is an impairment of goodwill in fiscal 1998. See Note 6.

     Earnings (Loss) Per Share

     Basic earnings (loss) per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings in fiscal 1999 and 1998. Although they would currently be antidilutive, equivalents including options, convertible debt, and convertible preferred stock which may have a dilutive effect in the future would aggregate an additional 8,158,456 shares.

     Income Taxes

     Deferred taxes are provided based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred taxes are measured using the enacted tax rates expected to apply when temporary differences are settled or realized.

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

     Debt Issuance Costs

     The costs related to the issuance of the 10% convertible notes, totaling $173,656, have been capitalized and are included in other assets. Debt issue costs are amortized to interest expense using the effective interest method over the term of the related debt. Amortization of debt issuance costs was $30,588 and $26,376 during the years ended April 30, 1999 and 1998, respectively.

     Stock Option Plans

     The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires a fair value-based method of accounting for stock compensation plans. As permitted by SFAS 123, the Company has chosen to adopt the disclosure requirements of SFAS 123, and continue to record stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to earnings in accounting for stock options granted to employees when the option exercise prices are below the fair market value of common stock at the grant date.

     The Company recognizes restricted stock awards to employees for future services over the period in which the related service is performed. Accordingly, the Company has recorded these amounts as deferred compensation.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Fair Value of Financial Instruments

     As of April 30, 1999 the carrying value of cash, accounts receivable accounts payable, revolving credit note payable, notes payable and current maturities of long-term debt approximated fair value because of their short maturity. The carrying value of notes receivable approximated fair value based on the discounted cash flow method. Based on a closing market price of the Company's common stock of $.25 at April 30, 1999, and the conversion provisions of the underlying instruments, the fair value of the Convertible Notes was $445,000, and the fair value of the Series A Redeemable Preferred Stock was $325,000. The Company believes that an undetermined discount for lack of liquidity would be appropriate due to the large amount of stock that would be issuable upon conversion. The fair value of fixed-rate long-term debt, which approximates the carrying value on the financial statements, is estimated using discounted cash flow analysis based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     Segment Reporting

     During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public enterprises report information about operating segments in financial statements. It also establishes disclosure standards regarding products and services, geographic areas and major customers. The Company's operations are conducted in a single unified segment - environmental services.

3.   LIQUIDITY AND BUSINESS RISKS

     As indicated in the Report of Independent Certified Public Accountants, the Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 1999, the Company has a stockholders deficit of $3,347,257 and an accumulated deficit of $32,296,872. The Company has financed its operations to date primarily through issuances of debt and equity securities. At April 30, 1999, the Company had $46,336 in cash, and a working capital deficit of $3,741,523. In addition, at April 30, 1999, the Company was in arrears with respect to certain payroll tax and sales tax obligations of approximately $63,000 and $463,000, respectively, and preferred stock dividends of $39,000. In addition, the Company is in arrears with many of its vendors. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Although management believes, based on the development of the Company's business operations and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company is currently seeking strategic alliances or strategic transactions to improve its financial condition. The Company requires substantial working capital to support its ongoing operations. Revenue growth is expected in new service areas, as the result of the Company's ability to provide a broad range of services. As is common in the environmental services industry, payments for services rendered are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, the Company must typically fund substantial project costs, including significant labor and bonding costs, from financing sources within and outside the Company. Certain contracts, in particular those with state or federal agencies, may provide for payment terms of up to 90 days or more and may require the posting of substantial performance bonds which are generally not released until completion of the project. As of April 30, 1999, the Company has no available debt capacity under its line with BACC (See Note 9) and is in default thereunder. Accordingly BACC currently has the right to foreclose on the Company's assets, which could force the Company out of business. The Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

3.   LIQUIDITY AND BUSINESS RISKS (CONT'D)

     the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or related construction contracts, (ii) the ability to continue to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

4.   ACCOUNTS RECEIVABLE

     In February 1998, the Company's three subsidiaries each entered into a six-month Purchase and Sale Agreement ("PSA") with a commercial factor which advanced each company 75% of its eligible receivables, as defined. The factor maintained a security interest in the Company's accounts receivable and advanced monies on a recourse basis. Interest rates ranged from 3% for invoices outstanding thirty days to 11% for those outstanding over one hundred days. Under the agreement the factor reserved the right to charge-back purchased accounts, at the receivables amount net of unearned interest, not paid within 100 days. The terms of the factoring agreement allowed the Company to maintain effective control over the receivables and therefore the agreement is recorded as a secured borrowing in accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". On July 1, 1998 the Company exercised its right to terminate the PSA at the end of the six-month period and paid off all outstanding advances and unpaid fees due the factor. See Note 9. Discounts on the factoring of receivables and the termination fee paid, recorded as interest expense, aggregated $155,633 for the year ended April 30, 1999.

5.   NOTES RECEIVABLE

          Spartan note receivable, 8.25%                               $143,757
          Mohave note receivable, interest imputed at 8.50%              72,919
                                                                       --------
                                                                        216,676

          Less current portion included in prepaid expenses
             and other current assets                                   105,764
                                                                       --------
                                                                       $110,912
                                                                       ========

     The Spartan note receivable, which arose from an October 1996 settlement of a litigation against Spartan, is secured by a first mortgage on real property and is payable in monthly installments of $6,022 through June 2001.

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

6.   ACQUISITION

     In February 1997, the Company acquired all of the assets of North Atlantic Laboratories, Inc ("NAL"), a certified environmental training, laboratory testing, and consulting services company. The total consideration for the purchase price was approximately $1,800,000 of which approximately $1,460,000 was assigned to the excess of purchase price over the net assets of the business acquired ("goodwill"). In the fourth quarter of fiscal 1998, based on management's assessment of the undiscounted future cash flows and consideration of other competitive and market factors, an impairment loss of $1,287,000 was recorded relating to the remaining goodwill of NAL at April 30, 1998.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

7.   PROPERTY AND EQUIPMENT

     Major classes of property and equipment at April 30, 1999 consist of the following:

                                       Estimated useful life
                                       ---------------------
          Machinery and equipment            5-10                 $3,347,018
          Office furniture and equipment     3-7                     339,971
          Transportation equipment           3-5                     943,322
          Leasehold improvements             5                       501,881
                                                                  ----------
                                                                   5,132,192
          Less: accumulated depreciation and amortization          2,798,662
                                                                  ----------
                                                                  $2,333,530
                                                                  ==========

     The Company is obligated under various capital leases for machinery and equipment that expire at various dates through 2002. The carrying amount of machinery and equipment under capital leases included in property and equipment was as follows at April 30, 1999:

          Machinery and equipment                                 $  337,767
          Less: accumulated amortization                             139,605
                                                                  ----------
                                                                  $  198,162
                                                                  ==========

     Depreciation expense for the years ended April 30, 1999 and 1998 was $845,028 and $816,609, respectively.

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

9.   DEBT AND LEASE OBLIGATIONS

     Convertible notes at April 30, 1999 are as follows:

          10% convertible notes, due March 2002                   $690,000
          12% convertible notes, related party, due August 2000    100,000
                                                                  --------
                                                                  $790,000
                                                                  ========

     In March 1997, the Company completed a private offering of 10% convertible notes to several accredited investors. The Company received gross proceeds of $700,000 and incurred direct issuance costs of $173,656 related to the sale of the notes. The 10% convertible notes are payable in full in March 2002. Interest is payable semi-annually. The notes may be converted, at the option of the holder, at any time prior to maturity at a conversion price of $.50 per share. In May 1998, the holder of a $10,000 convertible note chose to convert her note into 20,000 shares of common stock.

     The holders of a majority of the convertible notes have a one-time right to demand that the Company register the shares of common stock issuable upon conversion of the notes. The Company has reserved 1,380,000 shares of the common stock issuable upon conversion of the convertible notes.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

9.   DEBT AND LEASE OBLIGATIONS  (CONT'D)

     The Company has accounted for the difference in the market price of its common stock at the date of closing, $.8125, versus the $.50 conversion price, as additional value accreting to the holders of the convertible notes. Consequently, the Company has recorded additional interest expense on the convertible notes of $437,500 (1,400,000 shares at $.3125). The additional interest expense was recorded on a pro-rata basis from the date of issuance of the notes, March 11, 1997, through September 15, 1997 (the earliest possible conversion date). Additional interest of $356,154 was recorded during the year ended April 30, 1998.

     In October 1996, the $100,000, 12% convertible note was issued to an outside director of the Company for cash. This note is convertible at the option of the holder at $.25 per share upon demand (equivalent to the fair value of the common stock at the date of issuance). The 12% convertible note is payable in full in August 2000.

     Long-term debt at April 30, 1999 is as follows:

          BACC term loan                                              $495,833
          Vehicle installment notes with finance companies,
           payable monthly with interest rates ranging from
           8.45% to 11.75%, with terms expiring through
           May 2002                                                    187,766
          Equipment notes, payable monthly with interest rates
           ranging from 9.95% to 11.27%, expiring through July
           2000                                                         85,336
          Insurance premium  financing,  payable monthly with
           interest rates ranging from 7.7% to 11.6%, expiring
           through March 2000                                          306,183
          Litigation settlement, 6% due May 1999                         3,508
          Capital lease obligations, 9.5% to 33.6%                     153,608
                                                                    ----------
                                                                     1,232,234
          Less: current portion                                      1,033,502
                                                                    ----------
                                                                    $  198,732
                                                                    ----------

     In May 1997, the Company entered into a revolving bank credit facility (the "Facility") which provided for borrowings up to $750,000 and was secured by all of the Company's assets not previously pledged under a debt or lease obligation. The Facility bore interest at the bank's prime rate plus 1.5%. Borrowings were based on 80% of the Company's eligible receivables, as defined. On February 13, 1998 the Company and its lender entered into an agreement to amend the Facility. Under the agreement, the Company agreed to pay off all amounts due the bank in excess of $200,000. The $200,000 balance was then converted to a term note over two years at prime plus 3%. The bank agreed to release its lien on the Company's accounts receivable and take a secondary position thereon, but maintained its lien on the Company's equipment and all the other assets until it was repaid in full. In addition, the bank received the personal guaranty of the Company's chief executive officer with respect to these obligations. Simultaneous with the execution of the amendment of the bank agreement, the Company entered into a six-month factoring arrangement with another lender with respect to its accounts receivable and repaid the bank approximately $550,000. See Note 4.

     On June 1, 1998 the Company entered into a two-year Loan and Security Agreement ("LSA") with Business Alliance Capital Corporation ("BACC"). The LSA consisted of two parts, a term loan of $595,000 collateralized by the Company's equipment and revolving advances up to a maximum of $1,850,000, collateralized by the Company's accounts receivable, subject to a borrowing base of 80% of the Company's eligible accounts, as defined. Interest on the LSA is at 3% above prime. The term loan carries a five year principal amortization. Interest is calculated on a monthly minimum daily average loan balance of $750,000. The LSA carries an annual fee of 1% and a servicing fee of .5% monthly (to be adjusted to .3% after the Company satisfies certain conditions, as defined) of the average outstanding balance of the advances. The

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

9.   DEBT AND LEASE OBLIGATIONS (CONT'D)

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

     The LSA was modified at various times during the 1999 fiscal year, to increase the maximum revolving advances against the accounts receivable collateral to $2,500,000 and to provide for temporary permissible over-advances through April 16, 1999. The term of the LSA was extended to December 1, 2000. Additionally, in February 1999, the service fee on the LSA was increased to 1% of the average outstanding advance balances. Effective March 1, 1999 through April 30, 1999, interest was charged at the default rate. At April 30, 1999, the Company was not in compliance with various technical provisions of the LSA; accordingly, the $495,833 balance of the term loan is included in the caption "Current portion of long-term debt".

     The   vehicle   installment   and   equipment   notes  are  secured  by the
     underlying vehicles and equipment.

     Aggregate maturities of convertible notes and other long-term debt for each of the five years following April 30, 1999, are as follows:

               Year Ending April 30,
               ---------------------
                    2000                                  $1,033,502
                    2001                                     190,141
                    2002                                     798,081
                    2003                                         510
                                                          ----------
                                                          $2,022,234
                                                          ==========

     Future minimum lease payments under noncancelable operating leases for office space and equipment and the present value of future minimum capital lease payments as of April 30, 1999 are as follows:

         Year Ending April 30,               Capital Leases    Operating Leases
         ---------------------               --------------    ----------------
               2000                             $  86,351            $  425,864
               2001                                61,511               370,425
               2002                                84,195               323,399
                                                ---------            ----------
              Total minimum lease payments        232,057            $1,119,688
                                                                     ==========
         Less: amount representing interest
          at rates ranging from 9.5% to 33.6%      78,449
                                                ---------
         Present value of minimum capitalized
          lease payments                          153,608
         Current portion                           55,713
                                                ---------
         Long-term capitalized lease
          obligations                           $  97,895
                                                =========

       Total  rental  expense  under  cancelable  and  noncancelable   operating
       leases was $304,961 and $286,888 for the years ended April 30, 1999 and 1998, respectively.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

10.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

       In connection with the acquisition of North Atlantic Laboratories, Inc. ("NAL") in February 1997, the Company issued 1,300,000 shares of redeemable convertible preferred stock ("RCPS") having a liquidation value of $1 per share plus accumulated dividends. The dividend rate is the higher of (i) 6%, or (ii) the inflation rate (as defined) plus 2 1/2% After February 1998, the RCPS holders can convert their preferred shares to common at a ratio of one share of preferred to one share of common stock, subject to adjustment. The RCPS is callable by the Company in February 2002.

       In March 1998, the holders of the RCPS utilized their right to elect one member to the Board and vote together with common stockholders on the election of additional Directors and all other Company matters. Each share of RCPS had ten (10) votes until February 1999 and one (1) vote per share thereafter. On March 15, 1998, one of the holders of the RCPS joined the Board of Directors in accordance with the agreement.

       Pursuant to the terms of the RCPS, the Company is prohibited, without first obtaining the approval of at least a majority of the holders of the RCPS, from (i) altering or changing the rights, preferences, privileges or restrictions of shares of Cumulative Preferred Stock, (ii) increasing the authorized number of shares or adjusting the par value of Cumulative Preferred Stock, (iii) issuing any shares of capital stock ranking senior as to dividends or rights upon liquidation or dissolution to the Cumulative Preferred Stock or (iv) issuing any common stock at a price below the conversion price, as defined, to any officer, director or 10% shareholder.

11.    STOCK ISSUANCES

       During the year ended April 30, 1999, the Company issued shares of common stock in the following transactions: (i) 735,000 shares in several private placements for proceeds of $130,000, (ii) 1,284,528 shares valued at $466,752 as consideration for various legal and consulting services,
       (iii) 258,333 shares valued at $98,400 as compensation for directors and certain employee services provided, (iv) 38,874 shares valued at $13,424 to settle legal obligations, (v) 245,964 shares valued at $92,236 for accrued dividends and interest on the redeemable convertible preferred stock and (vi) 20,000 shares upon the conversion of a convertible note in the principal amount of $10,000.

       During the year ended April 30, 1998, the Company issued shares of common stock in the following transactions: (i) 1,238,872 shares valued at $340,360 as consideration for various services; (ii) 409,940 shares valued at $163,306 as compensation for directors and certain employee services provided and (iii) 137,488 shares valued at $40,569 to settle legal obligations.

12.    STOCK OPTIONS

       At April 30, 1999 and 1998, the Company had a fixed stock-based compensation plan. The Company has also issued options pursuant to option agreements not subject to any plan. In each case, the exercise price of each option equals the market price of the Company's stock on the date of the grant.

       Effective   January  21,  1995,  the  Company  adopted  a  stock   option
       plan which provides for the granting of 1,000,000 non-qualified or incentive stock options to officers and key employees. Non-qualified options to purchase 700,000 shares of common stock were granted effective May 26, 1995 at an exercise price of $1.50 per share. Of this amount, options to purchase 100,000 shares of common stock were granted to the Company's former chief financial officer, and options to purchase 250,000 shares of common stock were granted to its current chief executive officer. Up to 50% of said options were exercisable after six months from the date of grant and the balance after one year. Options to purchase 350,000 shares of common stock previously granted to its former Chief Executive Officer and former Chief Operating Officer were canceled upon their termination in September 1996. In September 1996, the new Chief Executive Officer was granted options to purchase 400,000 shares of common stock at an exercise price of $.53 per share. As of July 31, 1999, 7,000 options issued under this plan have been exercised.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

12.    STOCK OPTIONS (CONT'D)

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

       On December 29, 1997, the Board of Directors repriced all options previously issued to then current officers, directors, and employees to an exercise price of $.22 per share. In addition, the Company granted 1,341,394 non-qualified stock options to employees to purchase shares of the Company's common stock at an exercise price of $.22 per share. The options may be exercised in full after December 29, 1999 and expire December 28, 2002. Non-qualified stock options to purchase an aggregate of 670,800 shares of common stock were granted to non-employee directors and officers of the Company at $.22 per share. The options vest immediately and expire December 28, 2002.

       On March 13, 1998, the Company granted 285,000 non-qualified stock options to employees to purchase shares of the Company's common stock at an exercise price of $.13 per share. The options may be exercised in full after March 13, 2000 and expire March 12, 2003.

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

       In August 1998, the Board of Directors approved the Company's 1998 Stock Incentive Plan, which covered 2,000,000 shares of Company stock. Under this plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, or other awards to employees, directors, officers, and consultants. All shares available for grant under this plan have been registered under the Securities Act of 1933, as amended.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

12.    STOCK OPTIONS (CONT'D)

       On August 18, 1998, the Company granted 850,000 non-qualified stock options to non-employee directors and officers of the Company at $.34 per share. The options vest immediately and expire August 17, 2003. The Company recorded compensation expense of $80,000 in connection with the options granted to non-employee directors.

       On November 13, 1998, the Company granted 500,000 non-qualified stock options to employees to purchase shares of the Company's common stock at an exercise price of $.375 per share. These options may be exercised in full after November 13, 2000 and expire November 12, 2003.

       On  November  13,  1998,   the  Company   granted   50,000  non-qualified
       stock options to its former chief financial officer at $.375 per share. The options vest immediately and expire November 12, 2003.

       On March 30, 1999, the Company granted 50,000 non-qualified stock options to an employee to purchase shares of the Company's common stock at an exercise price of $.2031 per share. These options may be exercised in full after March 30, 2001 and expire March 29, 2004.

       On April 19, 1999, the Company granted 150,000 non-qualified stock options to its chief financial officer to purchase shares of the Company's common stock at an exercise price of $.2031 per share. The options vest immediately and expire April 18, 2004.

       The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and net loss per share would be $1,521,309, or $.12 in fiscal 1999 and $6,270,795, or $.60 in fiscal 1998, respectively. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for both fiscal 1999 and 1998; expected volatility of 46.1% for 1999 and 100% for 1998, no dividend yield, and expected life of two to three years for the fiscal 1999 and 1998 options. The weighted average risk free interest rate was 5.3% for fiscal 1999 and 6.5% for fiscal 1998.

       On February 24, 1997, in connection with the NAL acquisition, the Company granted the former owners of NAL non-qualified options to purchase 200,000 shares of the Company's stock at an exercise price of $.78 per share, the then fair market value of the Company's stock. These options were exercisable commencing on the date of grant and expire February 23, 2002. See Note 6.

       In April 1997, and in connection with the convertible debt offering, the Company granted the placement agent non-qualified options to purchase 100,000 shares of the Company's stock at an exercise price of $.50 per share. These options were exercisable commencing on the date of grant and expired April 1, 1999. See Note 9.

       On October 22, 1997 in connection with certain consulting services, the Company issued options to purchase 18,100 shares of the Company's stock to a consultant at an exercise price of $.01 per share. These options are exercisable after October 23, 1998 and expire October 23, 2003.

       On October 28, 1998, in connection with a payment of accrued interest on unpaid preferred stock dividends, the Company issued 30,000 options at an exercise price of $.41 per share. These options are exercisable commencing on the date of grant and expire on October 27, 2003.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

12.  STOCK OPTIONS (CONT'D)

     A summary of the status of the Company's stock option plans as of April 30, 1999 and 1998 is presented below:

                                          Employees and          Range of Option      Non-Employee   Range of Option
                                        Directors Options        Prices Per Share        Options     Prices Per Share
                                        -----------------        ----------------     ------------   ----------------
Outstanding at April 30, 1997                1,847,027                $.38-$.84          300,000        $.50-$.78
Granted                                      4,156,136                $.12-$.81           18,100        $.01
Canceled                                    (1,633,499)               $.38-$.84                -                -
Forfeited                                     (301,052)               $.22-$.84                -                -
                                            -----------               ---------          -------        ---------
Outstanding at April 30, 1998                4,068,662                $.12-$.38          318,100        $.01-$.78
Granted                                      1,600,000                $.20-$.38           30,000        $.41
Forfeited                                     (838,306)               $.12-$.38          100,000        $.50
                                            -----------               ---------          -------        ---------
Outstanding at April 30, 1999                4,830,356                $.12-$.38          248,100        $.01-$.78
                                            ===========               =========          =======        =========
Options exercisable at April 30, 1998        1,790,000                $.12-$.38          318,000        $.01-$.78
                                            ===========               =========          =======        =========
Options exercisable at April 30, 1999        3,363,194                $.12-$.38          248,100        $.01-$.78
                                            ===========               =========          =======        =========

                                           Weighted Average
                        Number                Remaining                               Nummber
Range of Exercise    Outstanding at        Contractual Life     Weighted Average    Exercisable    Weighted Average
     Prices             4/30/99                (years)            Exercise Price     at 4/30/99     Exercise Price
-----------------    --------------        ----------------     ----------------    -----------    ----------------
 $.12-$.38             4,730,356               3.49                   $.25            3,263,194          $.25
 $.375                   100,000               1.07                   $.375             100,000          $.375

     In September 1996, the Company granted to its Chairman, President and Chief Executive Officer, an option to purchase 2,000,000 shares of Common Stock at an exercise price of $.01 per share which is exercisable for five years commencing the earlier of (i) the Company's termination without cause of employment as its Chief Executive Officer and (ii) the date of a change of a majority of the Board of Directors, other than through action by the Board in creating and filling vacancies, or (iii) a change in controlling stockholders (as defined), of the Company. No amounts have been charged to compensation expense in the accompanying statements of operations for the years ended April 30, 1999 and 1998 related to this option.

13.  INCOME TAXES

     No provision for income taxes was recorded during the years ended April 30, 1999 and 1998 due to net losses being incurred. At April 30, 1999, the Company has net operating loss carryforwards for tax purposes of approximately $21,900,000 which expire through 2014.

     The Company's effective tax rate in fiscal 1999 and 1998 differs from the federal statutory rate as a result of a full valuation allowance being provided against gross deferred tax assets.

     Deferred tax assets consist of the following components at April 30:

                                                      1999        1998
                                                      ----        ----
          Net operating loss carryforwards      $  8,850,000   $ 8,258,000
          Losses on investments                    2,437,000     2,437,000
          Other, net                                  39,000       144,000
                                                ------------   ------------
                                                  11,326,000    10,839,000
          Less: Valuation allowance              (11,326,000)  (10,839,000)
                                                ------------   ------------
          Net deferred tax asset                $          -   $         -
                                                ============   ============

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

13.  INCOME TAXES (CONT'D)

     At April 30, 1999 and 1998, the Company has provided a full valuation allowance against the gross deferred tax asset since, in management's judgment, it is more likely than not that such benefits will not be realized.

     As a result of changes in stock ownership, a significant portion of the net operating loss carryforwards are subject to substantial restriction with regard to annual utilization.

14.  RELATED PARTY TRANSACTIONS

     The Company leases a boat from its President and Chief Executive Officer for use in its marine operations. The lease commenced on December 16, 1998 and expires on December 15, 2000 with an option, by the Company, to extend the lease to December 15, 2001. The lease calls for six monthly payments of $10,000 and eighteen monthly payments of $5,000. If extended, the additional twelve payments are $5,000 each. The lease also provides for a refundable security deposit of $30,000, of which $20,000 has been paid as of April 30, 1999. The Company is responsible for all taxes, insurance and repairs. In the fiscal year ended April 30, 1999, the Company made lease payments of $50,000.

     Due from officer represents the $100,000 the Chief Executive received as a bonus based upon the calculation at the end of the second quarter of fiscal 1999 (see Note 17). Due to subsequent losses incurred by the Company, the bonus is now due back to the Company.

     In February 1997 the Company issued 650,000 shares of RCPS to a director of the Company and an additional 650,000 shares of RCPS to a partner of such director. Dividends and interest of $50,618 and $11,673 were paid to this director in fiscal 1999 and 1998, respectively. At April 30, 1999 accrued expenses included $19,500 of dividend arrearages owed to this director. The Company's subsidiaries sold approximately $7,800 and $15,000 of services to a company of which the director is a principal in fiscal 1999 and 1998, respectively.

     During fiscal 1997, a director of the Company loaned the Company $100,000 in the form of a convertible note. The Company has included interest due of $30,500 in accrued expenses at April 30, 1998. See Note 9. This director is also an officer and director of a company which sold approximately $183,000 and $195,000 of material and supplies to the Company which was used on remediation projects during fiscal 1999 and 1998, of which approximately $84,000 is included in accounts payable and accrued expenses as of April 30, 1999.

15.  MAJOR CUSTOMERS

     During   fiscal   1999   and  1998,   one   customer  in each  fiscal  year
     accounted for 10.2% and 10.5%, respectively, of the Company's sales.

16.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments during the years ended April 30, 1999 and 1998 included interest of $937,830 and $317,219.

     Non-cash   operating   activities   included   the  payment of $169,921  in
     liabilities utilizing common stock in 1998.

     Non-cash investing activities included the acquisition of property and equipment in exchange for vehicle and equipment installment notes and capitalized lease obligations of $100,000 in 1999 and $126,190 in 1998.

     Non-cash financing activities include $350,000 and $284,300 of annual insurance policy financing in 1999 and 1998, respectively. Non-cash financing activities in fiscal 1999 include $78,000 of preferred stock dividends paid in shares of common stock. Additionally, $200,000 of the Facility described in Note 9 was converted into a long-term loan in fiscal 1998.

     Other non-cash transactions included $177,000 in deferred compensation costs recorded in fiscal 1998 related to long term employee and outside consulting agreements paid with shares of common stock.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998

17.  COMMITMENTS AND CONTINGENCIES

     Litigation

     In October 1996, the United States Attorney for the Eastern District of New York obtained a federal grand jury indictment against, among others, the Company's former Chief Operating Officer, Leo Mangan, and former Special Securities Counsel, James Nearen, on charges that include violations of federal securities law, including fraudulent issuances of 700,000 shares of the Company's common stock. Mr. Mangan and Mr. Nearen both subsequently pleaded guilty to the charges in the Federal indictment. In addition, the Securities and Exchange Commission also instituted an investigation of the Company. To date, no charges have been filed against the Company or any other current member of management as a result of the Eastern District investigation. On June 9, 1999, the Company's Board of Directors approved making a settlement offer with the Securities and Exchange Commission pursuant to which the Company will neither admit nor deny any allegations. If the Securities and Exchange Commission approves the settlement offer, the Company will not incur any monetary fines. Additionally, the Company's special defense counsel has advised the Company that an Assistant United States Attorney confirmed that the Government, at this time, does not intend to proceed further with its investigation of the Company.

     The Company is a defendant in a litigation matter whereby one or more plaintiffs claim to be entitled to additional wages while working for a subcontractor of the Company. The amount of the claim has not been specified. Management believes that the case is without merit, and intends to defend the action vigorously.

     The Company is party to other litigation matters and claims which are normal in the course of its operations, and while the results of such liti-gation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

     Employment Agreement

     In November 1996 the Company entered into an employment agreement with the Company's Chairman, President and Chief Executive Officer. Terms of the agreement provide for a base salary of $200,000 plus a bonus of 2% of gross revenues, up to a maximum of 25% of pre-tax profit, payable 50% in cash and 50% in restricted stock, as well as certain other fringe benefits.
     Effective January 1, 1998, the Board agreed to increase the chief executive's salary by $60,000 per annum.

18.  SUBSEQUENT  EVENTS

     New York State Sales Tax Examination

     An examination conducted by New York State Sales Tax auditors for the period March 1, 1994 through February 28, 1997, that was concluded in July 1999, resulted in the Company recording sales and use tax expense of $151,557 and related interest expense of $52,526 during the 1999 fiscal year.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED APRIL 30, 1999 AND 1998


     Issuances of Common Stock and Warrants

     From May 1, 1999 through August 6, 1999 the Company issued shares of common stock in the following transactions: (i) 882,334 shares in private placements for proceeds of $142,350 which included the issuance of warrants to purchase 200,000 additional shares of the Company's common stock exercisable at $.20 per share, (ii) 767,450 shares valued at $171,809 as consideration for various consulting services, (iii) 25,000 shares valued at $5,078 as compensation to directors and (iv) 7,000 shares for proceeds of $2,625 upon exercise of stock options.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Dated:    August 13, 1999

                                WINDSWEPT ENVIRONMENTAL GROUP, INC.

                                By: /s/ Michael O'Reilly
                                   MICHAEL O'REILLY, Chairman, President
                                   and Chief Executive Officer

                                By: /s/ Daniel G. Rosenberg
                                   DANIEL G. ROSENBERG, CPA, JD
                                   Chief Financial Officer (Principal Accounting Officer)

                                Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on August 13, 1999 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Michael O'Reilly and Daniel G. Rosenberg, CPA, JD or either of them, with full power of substitution, his/her true and lawful attorneys-in-fact and agents to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which they or either of them may deem necessary or advisable to enable Windswept Environmental Group, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes he/her might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

                                /s/ Michael O'Reilly
                                   MICHAEL O'REILLY, Chairman, President,
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)

                                /s/ Daniel G. Rosenberg
                                   DANIEL G. ROSENBERG, CPA, JD
                                   Chief Financial Officer (Principal Accounting Officer)

                                /s/ Anthony Towell
                                   ANTHONY TOWELL, Director

                                /s/ Samuel Sadove
                                   SAMUEL SADOVE, Director

                                /s/ Joann O'Reilly
                                   JOANN O'REILLY, Director

                                /s/ Dr.Kevin Phillips
                                   DR. KEVIN PHILLIPS, Director

                                 EXHIBIT INDEX

3.01 Composite of Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 30.01 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).
3.02 By-laws of the Company. (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement (No. 33-14370 N.Y.) filed with the SEC on June 1, 1987).
4.01      Specimen  Common   Stock  Certificate.  (Incorporated  by reference to
          Exhibit 4.01 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13,
          1998).
10.01 Specimen of Common Stock Purchase Warrant dated September 3, 1987. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement (No. 33-14370 N.Y.) filed with the SEC on June 1, 1987).
10.02 Merger Agreement for North Atlantic Laboratories, Inc. (Incorporated by reference to Exhibit 2.01 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997 filed with the SEC on September 29, 1997).
10.03     Form  of  Convertible  Note Agreement.   (Incorporated by reference to
          Exhibit 4.04 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997 filed with the SEC on September 29,
          1997).
10.04 Option Certificate for 2,000,000 stock options issued to Michael O'Reilly. (Incorporated by reference to Exhibit 4.05 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997 filed with the SEC on September 29, 1997).
10.05 Employment Agreement between the Company and Michael O' Reilly dated as of November 1, 1996. (Incorporated by reference to Exhibit
          10.02 to Registrant's Form 10-KSB for the fiscal year ended April 30, 1997 filed with the SEC on September 29, 1997).
10.06 1997 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-22491) filed with the SEC on February 27, 1997).
10.07 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-61905) filed with the SEC on August 20, 1998).
10.08 Purchase and Sale Agreement between Prestige Capital Corporation and Trade-Winds. (Incorporated by reference to Exhibit 10.04 to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1998 filed with the SEC on March 13, 1998).
10.09 Purchase and Sale Agreement between Prestige Capital Corporation and North Atlantic Laboratories, Inc. (Incorporated by reference to
          Exhibit 10.05 to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1998 filed with the SEC on March 13, 1998).
10.10 Purchase and Sale Agreement between Prestige Capital Corporation and New York Testing, Inc. (Incorporated by reference to Exhibit 10.06 to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1998 filed with the SEC on March 13, 1998).
10.11 Form of Warrant Agreement with American Stock Transfer Company dated September 3, 1987. (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement (No. 33-14370 N.Y.) filed with the SEC on June 1, 1987).
10.12 Form of Underwriter's Unit Purchase Option granted to Data Securities, Inc. dated September 3, 1987 included as Exhibit 4.3 of the Company's Registration Statement (No. 33-14370 N.Y.) filed with the SEC on June 1, 1987 and incorporated by reference thereto.
10.13 Loan and Security Agreement dated June 1, 1998 between Business Alliance Capital Corporation and Windswept Environmental Group Inc. and Subsidiaries. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998 filed with the SEC on August 13, 1998).
10.14 Individual Guaranty of Michael O'Reilly to Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998 filed with the SEC on August 13, 1998).
10.15     Revolving  Credit   Master  Promissory    Note  for  $1,850,000   with
          between the Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998 filed with the SEC on August 13, 1998).
10.16 Term Loan for $595,000 Between the Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998 filed with the SEC on August 13, 1998).

10.17 Origination Fee Amendment dated August 1, 1998 between the Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998 filed with the SEC on August 13, 1998).
21.01     Subsidiaries of the Company
23.01     Consent of BDO Seidman, LLP
24.01 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).
27        Financial Data Schedule