Form 10QSB
period 1999-07-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1999-09-20
CIK 814915

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                               FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended July 31, 1999

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

                                 (516) 434-1300
                           (Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]                 No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, Par Value $.0001                        15,816,857
(Title of Each Class)                       (Outstanding at September 9, 1999)

Transitional Small Business Disclosure Format (check one): Yes [ ]      No [X]

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      WINDSWEPT ENVIRONMENTAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               July 31,
                                                                1999            April 30,
                                                              (Unaudited)         1999
                                                              -----------       ---------
                                     ASSETS
CURRENT ASSETS
Cash                                                          $     23,552        $   46,336
Accounts receivable, net of allowance for doubtful
  accounts of $100,000 and $100,000, respectively                2,335,066         2,249,198
Due from officer                                                   100,000           100,000
Inventories                                                        134,335           129,620
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                          220,748           157,000
Prepaid and other current assets                                   305,996           379,970
                                                              ------------        -----------
     Total current assets                                        3,119,697         3,062,124

PROPERTY AND EQUIPMENT, net of accumulated depreciation
 of $3,015,984 and $2,798,662, respectively                      2,123,176         2,333,530

OTHER ASSETS
 Goodwill, net of accumulated amortization of $48,286
  and $45,994, respectively                                         73,740            76,032
 Notes receivable, net of current portion of $106,636
  and $105,764, respectively                                       100,547           110,912
 Other assets                                                      154,275           162,524
                                                              ------------        -----------

 TOTAL ASSETS                                                  $ 5,571,435      $  5,745,122
                                                              ============        ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
 Accounts payable and accrued expenses                         $ 3,286,400      $  3,558,041
 Revolving credit note payable                                   1,299,032         1,200,596
 Billings in excess of costs and estimated earnings on
  uncompleted contracts                                             69,226           226,000
    Payroll taxes payable                                          159,231           107,570
 Sales taxes payable                                               552,633           481,826
 Current portion of long-term debt                                 818,868         1,033,502
 Obligations of unconsolidated subsidiary, net                     196,112           196,112
                                                              ------------        -----------
     Total current liabilities                                   6,381,502         6,803,647

OTHER LIABILITIES
 Convertible notes                                                 790,000           790,000
 Long-term debt, net of current portion                            190,622           198,732
                                                              ------------        -----------
     Total liabilities                                           7,362,124         7,792,379

COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
 par value $.01; 1,300,000 shares issued and outstanding         1,300,000         1,300,000
                                                              ------------        -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $.01 par value,
  10,000,000 shares authorized                                           -                 -
 Common stock, $.0001 par value,
  50,000,000 shares authorized; issued and outstanding,
  15,776,857 and 14,135,073 shares,  respectively                    1,578             1,414
 Additional paid-in capital                                     29,244,400        28,948,201
 Accumulated deficit                                           (32,336,667)      (32,296,872)
                                                              ------------        -----------
     Total stockholders' equity (deficit)                       (3,090,689)       (3,347,257)
                                                              ------------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  5,571,435        $5,745,122
                                                              ============        ===========

See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)


                                                              July 31,             July 31,
                                                                1999                 1998
                                                              --------             --------


Revenues                                                    $ 2,781,532         $ 3,443,463

Cost of revenues                                              1,987,713           2,321,157
                                                            ------------        -----------

     Gross profit                                               793,819           1,122,306

Selling, general and administrative expenses                    651,341             838,595

     Income from operations                                     142,478             283,711

Other income (expense):
   Interest expense                                            (182,454)           (276,306)
   Other, net                                                       181              15,332
                                                            ------------        -----------
     Total other income (expense)                              (181,273)           (260,974)

     Net (loss) income                                          (39,795)             22,737

Dividends on Series A Convertible Preferred Stock                19,500              19,500
                                                            ------------        -----------
     Net (loss) income attributable to common shareholders  $    59,295         $     3,237
                                                            ============        ===========
Basic net (loss) income per common share                    $       .00         $       .00
                                                            ============        ===========
Diluted net income per common share                                             $       .00
                                                                                ===========
Weighted average number of common shares outstanding:

     Basic                                                   14,663,804          12,185,528
                                                            ============        ===========
     Diluted                                                                     14,414,428
                                                                                ===========



See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1999
                                   (Unaudited)


                                                  Common Stock       Additional
                                             Number of      Par        Paid-in     Accumulated
                                              Shares       Value       Capital        Deficit            Total
                                             ---------     -----       -------     -----------           -----

Balance at April 30, 1999                    14,135,073    $ 1,414   $ 28,948,201  $(32,296,872)      $(3,347,257)

Proceeds from private placements of
 common stock                                   842,334         83        136,267          -              136,350

Exercise of stock option                          7,000          1          2,624          -                2,625

Issuance of common stock for services           767,450         77        171,733          -              171,810

Issuance of common stock for
 director compensation                           25,000          3          5,075          -                5,078

Dividends - preferred stock                          -           -        (19,500)         -              (19,500)

Net loss                                             -           -           -          (39,795)          (39,795)
                                             ----------    -------   ------------- -------------      -------------
Balance at July 31, 1999                     15,776,857    $ 1,578   $ 29,244,400  $(32,336,667)      $ (3,090,689)
                                             ==========    =======   ============= =============      =============







See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)

                                                                     July 31,        July 31,
                                                                      1999             1998
                                                                     --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                                 $  (39,795)      $   22,737
  Adjustments to reconcile net (loss) income to net cash
  used by operating activities:
    Depreciation and amortization                                      227,863          255,077
    Issuance of common stock for director compensation                   5,078           11,400
    Issuance of common stock for services                              171,810             -
    Gain on disposal of equipment                                         -             (15,332)
  Changes in operating assets and liabilities:
    Accounts receivable                                                (85,868)         (42,737)
    Inventories                                                         (4,715)          12,040
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                                          157,000          (82,648)
    Prepaid and other current assets                                  (146,775)          78,822
    Accounts payable and accrued expenses                             (291,141)         (30,979)
    Payroll and sales taxes payable                                    122,469         (395,482)
    Billings in excess of costs and estimated earnings
     on uncompleted contracts                                         (156,774)         (71,000)
                                                                    -----------      -----------

NET CASH USED BY OPERATING ACTIVITIES                                  (40,848)        (258,102)
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of notes receivable                                        10,365           13,926
  Proceeds from insurance settlement                                      -              20,332
  Purchases of property and equipment                                   (6,968)         (56,810)
                                                                    -----------      -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                         3,397          (22,552)
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt and factor advances            (222,744)      (1,914,491)
  Proceeds from revolving bank line, net                                98,436        1,583,462
  Proceeds from equipment term loan                                                     595,000
  Dividends paid on redeemable preferred stock                                          (19,500)
  Proceeds from issuance of common stock                               138,975           68,000
                                                                    -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               14,667          312,471
                                                                    -----------      -----------

NET (DECREASE) INCREASE IN CASH                                        (22,784)          31,817

CASH -BEGINNING                                                         46,336           33,915
                                                                    -----------      -----------

CASH - ENDING                                                       $   23,552       $   65,732
                                                                    ===========      ===========

Cash paid during the period for:

Interest                                                            $  174,577       $  299,386
                                                                    ===========      ===========
Taxes                                                               $        -       $    1,500
                                                                    ===========      ===========

See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JULY 31, 1999
                                   (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1999.


2. LIQUIDITY AND BUSINESS RISKS

   The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of July 31, 1999 the Company has a stockholders' deficit of $3,090,689 and an accumulated deficit of $32,336,667. The Company has financed its operations to date primarily through issuances of debt and equity securities. At July 31, 1999, the Company had $23,552 in cash, and a working capital deficit of $3,261,805. In addition, as of July 31, 1999, the Company was in arrears with respect to certain payroll and sales tax obligations of approximately $100,000 and $530,000, respectively, and as of July 31, 1998 was in arrears with respect to preferred stock dividends of $48,750. In addition, the Company is in arrears with many of its vendors. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Although management believes, based on the development of the Company's business operations and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company is currently seeking strategic alliances or strategic transactions, such as the proposed transaction with Spotless Plastics
   (USA), Inc., to improve its financial condition (see Note 7). The Company requires substantial working capital to support its ongoing operations. Revenue growth is expected in new service areas, as the result of the Company's ability to provide a broad range of services. As is common in the environmental services industry, payments for services rendered are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, the Company must typically fund substantial project costs, including significant labor and bonding costs, from financing sources within and outside the Company. Certain contracts, in particular those with state or federal agencies, may provide for payment terms of up to 90 days or more and may require the posting of substantial performance bonds which are generally not released until completion of the project. As of July 31, 1999, the Company has no available debt capacity under its line with BACC and is in default thereunder. Accordingly, BACC currently has the right to foreclose on the Company's assets, which could force the Company out of business. The Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or related

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JULY 31, 1999
                                   (Unaudited)


   construction contracts, (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.


3. INCOME TAXES

   No provision (benefit) for income tax was recorded for the period ended July, 31, 1999 due to a net loss being incurred.

4.   EQUITY TRANSACTIONS

     Stock Options

     On June 28, 1999 the Company's Board of Directors granted options to purchase 750,000 shares of common stock to the directors of the Company, which included 250,000 options to the Chief Executive Officer. All of these options are exercisable immediately at an exercise price of $.1875, and expire June 27, 2004.

     On July 20, 1999 the Company granted options to purchase 171,407 shares of common stock to employees. All of these options are exercisable two years after date of grant at an exercise price of $.3438, and expire July 19, 2004.

     On August 18, 1999 and August 27, 1999 the Company granted options to purchase 10,000 and 50,000 shares of common stock at exercise prices of $.3906 and $.3125, respectively, to employees. These options are exercisable two years and one year after date of grant, respectively, and expire five years after date of grant.

     Issuances of Warrants

     During the quarter ended July 31, 1999 the Company issued 842,334 shares of common stock and warrants to purchase 200,000 additional shares of the Company's common stock exercisable at $.20 per share in private placement transactions for proceeds of $136,350. The warrants expire on July 22, 2004.


5.   STATEMENTS OF CASH FLOWS

     During   the  quarter  ended  July   31,   1999,   the  Company's  non-cash
     operating activities included the payment of $171,810 for services and $5,078 in director compensation utilizing its common stock.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JULY 31, 1999
                                   (Unaudited)

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

     The Company is party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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


7.   SUBSEQUENT EVENTS

     Letter of Intent

     On September 13, 1999 the Company executed a non-binding Letter of Intent with Spotless Plastics (USA), Inc. ("Spotless") relating to Spotless investing $2,500,000 in the Company for a majority voting position and concurrently loaning the Company $2,000,000 in a convertible debt financing. Spotless is a wholly-owned subsidiary of Spotless Group Limited, a publicly traded Australian company. The proposed transaction would give Spotless nominees majority representation on the Board of Directors. The transaction is subject to the execution and delivery of definitive documentation, approval by both boards of directors, the receipt by the Company's Board of Directors of a fairness opinion and other customary conditions to closing. Management believes the transaction would significantly enhance the Company's liquidity and would position the Company for future profitable growth upon consummation of the transaction.

     Equity Transactions

     On  August 6,  1999 the  Company   issued  40,000  shares  of  common stock
     in a private placement transaction for proceeds of $6,000.

     On September 10, 1999 the Company issued 223,988 shares of common stock in payment of dividends and accumulated interest aggregating $69,996 on its Series A redeemable convertible preferred stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the fiscal quarters ended July 31, 1999 and 1998 should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements contained herein, including the notes thereto.

This Item 2 and other items in this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements included in this Form 10-QSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial and operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by the Company of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward looking statements may be identified by the use of forward looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as the ability of the Company to consummate the proposed transaction with Spotless Plastics (USA), Inc., the amount of the Company's revenues, the success of the Company in limiting or reducing its expenses, the frequency and magnitude of environmental disasters or disruptions, the effects of new laws or regulations relating to environmental remediation, the Company's ability to raise capital, the competitive environment within the Company's industry, dependence on key personnel, economic conditions, and the other factors and information disclosed and discussed in other sections in this Form 10-QSB, and in the Company's annual report on Form 10-KSB for the year ended April 30, 1999. Readers of this Form 10-QSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward looking statements.

RESULTS OF OPERATIONS

Net loss and net loss per share were $(39,795) and $0.00 for the three-month period ended July 31, 1999 compared to net income and net income per share of $22,737 and $0.00 during the comparable period in the prior year. Revenues decreased by $661,931, or 19.2%, from $3,443,463 in the three-month period ended July 31, 1998 to $2,781,532 in the three-month period ended July 31, 1999. Gross margins decreased to 28.5% for the three-month period ended July 31, 1999 from 32.6% for the quarter ended July 31, 1998, primarily due to the decreased revenues creating a higher percentage of indirect costs attributable to each revenue dollar. The decrease in revenue in the first quarter for the current year is primarily due to a decline in asbestos and lead abatement revenue of approximately $1,300,000, which was partially offset by increases in emergency response services revenues of approximately $500,000 and additional revenue increases from tank testing, removal and installation services. Asbestos abatement contracts are usually large contracts performed over longer periods of time. The Company's cash flow restrictions and interest rate considerations limited its ability to fund additional projects in the asbestos and lead abatement area due to the competitive nature and lower profit margins generally associated with this type of work.

Selling, general and administrative expenses declined by $187,254, or 22.3%, from $838,595 for the three-month period ended July 31, 1998 to $651,341 for the three-month period ended July 31, 1999. The decline was primarily related to a decrease in sales and administrative salaries of approximately $134,000 and a decrease in marketing and promotional expenses of approximately $48,000.

Interest expense declined $93,852 from $276,306 for the three-month period ended July 31, 1998 to $182,454 for the three-month period ended July 31,1999. The substantial decrease in interest expense during the quarter ended July 31, 1999 was principally attributable to a higher interest rate for receivable factoring in the months of May and June 1998 as well as a penalty for early termination of the financing agreement with the Company's factor.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of July 31, 1999 the Company has a stockholders' deficit of $3,090,689 and an accumulated deficit of $32,336,667. The Company has financed its operations to date primarily through issuances of debt and equity securities. At July 31, 1999, the Company had $23,552 in cash, and a working capital deficit of $3,261,805. In addition, as of July 31, 1999, the Company was in arrears with respect to certain payroll and sales tax obligations of approximately $100,000 and $530,000, respectively, and as of July 31, 1998 was in arrears with respect to preferred stock dividends of $48,750.
In addition, the Company is in arrears with many of its vendors. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although management believes, based on the development of the Company's business operations and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company is currently seeking strategic alliances or strategic transactions, such as the proposed transaction with Spotless Plastics (USA), Inc., to improve its financial condition. The Company requires substantial working capital to support its ongoing operations. Revenue growth is expected in new service areas, as the result of the Company's ability to provide a broad range of services. As is common in the environmental services industry, payments for services rendered are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, the Company must typically fund substantial project costs, including significant labor and bonding costs, from financing sources within and outside the Company. Certain contracts, in particular those with state or federal agencies, may provide for payment terms of up to 90 days or more and may require the posting of substantial performance bonds which are generally not released until completion of the project. As of July 31, 1999, the Company has no available debt capacity under its line with BACC and is in default thereunder. Accordingly, BACC currently has the right to foreclose on the Company's assets, which could force the Company out of business. The Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in obtaining the additional financing to meet its obligations as they become due. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions. The Company believes that its current resources together with anticipated positive cash flow from operations, if any, and its ability to raise additional capital, should provide sufficient cash to meet the Company's needs for approximately the next twelve months. See Note 7 to the Condensed Consolidated Financial Statements.

Cash Flow

Net cash used by operating activities was $40,848 in the fiscal quarter ended July 31, 1999, as compared to net cash used by operating activities of $258,102 in the fiscal quarter ended July 31, 1998. Accounts receivable increased $85,868 or 8.3% to $2,435,066. Accounts payable and accrued expenses decreased by $291,141 or 8.2% to $3,286,400, primarily as a result of decreased costs relating to the 19.2% decrease in revenues. Cash used for capital expenditures was $6,988 in the fiscal 2000 period, as compared to $56,810 in the fiscal 1999 period.

The Year 2000

The Company has taken actions to make its systems, services and infrastructure Year 2000 compliant. Specifically, the Company believes that its accounting system, estimating system, and all corporate office computers are Y2K compliant. The Company also believes that the mechanical and navigational systems on its fleet of floating vessels, are Y2K compliant. The Company has inquired of its vendors in the laboratory and consulting division regarding the Company's equipment being Y2K compliant. The Company now estimates the costs related to Y2K compliance to be approximately $25,000, exclusive of consulting fees, and the Company expects to pay these costs out of working capital.

The Company has made inquires and been advised that its banks' and primary lender's systems are Y2K compliant. As an emergency response provider, the Company keeps a full inventory of supplies and other materials available at all times. The Company's inquiries of its largest vendors have led to indications that they are or expect to be, Y2K compliant by December 1999.

The Company has numerous customer relationships. The Company's current customers will not necessarily be the same as those in the Year 2000 due to the nature of its business. However, the Company's inquiries of its largest and most likely continuing clients indicate that they are in the process of becoming Y2K compliant and many believe that they are already Y2K compliant. If this were not the case, the Company's services may be more difficult to provide to these customers. Increased difficulties would also arise if electric power or wireless communications systems failed.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 6 to the Condensed Consolidated Financial Statements.

Item 2. Changes in Securities

On June 28, 1999 the Company granted options to purchase an aggregate of 750,000 shares of common stock to the directors of the Company, which included 250,000 options granted to Michael O'Reilly, the Company's Chief Executive Officer. All of these options are exercisable immediately at an exercise price of $.1875, and expire June 27, 2004. The issuance of these options were private transactions exempt from registration under Section 4(2) of the Securities Act.

In July 1999, the Company issued an aggregate of 842,334 shares of common stock and warrants to purchase 200,000 shares of common stock exercisable at $.20 per share for the period through July 22, 2004 to an aggregate of 8 investors in private placement transactions for aggregate gross proceeds of $136,350. The issuance of these shares of common stock and warrants were private transactions exempt from registration under Section 4(2) of the Securities Act.

On July 15, 1999, the Company issued 25,000 shares of common stock valued at $5,078 as compensation to directors. The issuance of these shares of common stock were private transactions exempt from registration under Section 4(2) of the Securities Act.

On July 20, 1999, the Company granted options to purchase an aggregate of 171,407 shares of common stock to 19 employees. All of these options are exercisable two years after date of grant at an exercise price of $.3438, and expire July 19, 2004. The issuance of these options were private transactions exempt from registration under Section 4(2) of the Securities Act.

On July 29, 1999, the Company issued 70,000 shares of restricted common stock valued at $10,500 to a consultant for services. The issuance of these shares of common stock was a private transaction exempt from registration under Section 4(2) of the Securities Act.

On August 6, 1999 the Company issued 40,000 shares of restricted common stock to one investor in a private place transaction for gross proceeds of $6,000. The issuance of these shares of common stock was a private transaction exempt from registration under Section 4(2) of the Securities Act.

On August 18, 1999, the Company granted options to purchase 10,000 shares of common stock at an exercise price of $.3906 per share, to one employee. These options are exercisable two years after the date of grant, and expire five years after date of grant. The issuance of these options were private transactions exempt from registration under Section 4(2) of the Securities Act.

On August 27, 1999, the Company granted options to purchase 50,000 shares of common stock at an exercise price of $.3125 per share, to one employee. The issuance of these options were private transactions exempt from registration under Section 4(2) of the Securities Act.

On September 10, 1999, the Company issued 223,988 shares of common stock in payment of dividends and related interest aggregating $69,996 on its Series A redeemable convertible preferred stock. The issuance of these shares of common stock was a private transaction exempt from registration under Section 4(2) of the Securities Act.

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

Dated:    September 17, 1999

                              WINDSWEPT ENVIRONMENTAL GROUP, INC.



                              By:  /s/ Michael O'Reilly
                                   MICHAEL O'REILLY,
                                   Chairman and Chief Executive Officer



                              By:  /s/Daniel G. Rosenberg
                                   DANIEL G. ROSENBERG,
                                   Chief Financial Officer