Form 10QSB/A
period 1999-07-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1999-10-21
CIK 814915

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                               FORM 10-QSB/A

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

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)


                                                              July 31,             July 31,
                                                                1999                 1998
                                                              --------             --------


Revenues                                                    $ 2,781,532         $ 3,443,463

Cost of revenues                                              1,987,713           2,321,157
                                                            ------------        -----------

     Gross profit                                               793,819           1,122,306

Selling, general and administrative expenses                    651,341             838,595

     Income from operations                                     142,478             283,711

Other income (expense):
   Interest expense                                            (182,454)           (276,306)
   Other, net                                                       181              15,332
                                                            ------------        -----------
     Total other income (expense)                              (181,273)           (260,974)

     Net (loss) income                                          (39,795)             22,737

Dividends on Series A Convertible Preferred Stock                19,500              19,500
                                                            ------------        -----------
     Net (loss) income attributable to common shareholders  $   (59,295)        $     3,237
                                                            ============        ===========
Basic net (loss) income per common share                    $       .00         $       .00
                                                            ============        ===========
Diluted net income per common share                                             $       .00
                                                                                ===========
Weighted average number of common shares outstanding:

     Basic                                                   14,663,804          12,185,528
                                                            ============        ===========
     Diluted                                                                     14,414,428
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

Dated:    October 20, 1999

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