Form 10QSB
period 1999-10-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 1999-12-20
CIK 814915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                          FORM 10-QSB

(Mark One)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended October 31, 1999

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

                                 (631) 434-1300
                           (Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, Par Value $.0001                        38,456,254
--------------------------------------------------------------------------------
(Title of Each Class)                   (Outstanding at December 15, 1999)

Transitional Small Business Disclosure Format (check one): Yes___     No   X

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     October 31,
                                                                         1999            April 30,
                                                                     (Unaudited)            1999
                                                                   ---------------     -------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                             $   2,150,849       $     46,336
  Accounts receivable, net of allowance for doubtful
   accounts of $210,000 and $100,000, respectively                     2,965,192          2,249,198
  Due from officer                                                          -               100,000
  Inventories                                                            153,193            129,620
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                               93,589            157,000
  Prepaid and other current assets                                       454,967            379,970
                                                                   --------------      -------------
     Total current assets                                              5,817,790          3,062,124

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $3,248,476 and $2,798,662, respectively                            1,966,191          2,333,530

OTHER ASSETS
  Goodwill, net of accumulated amortization of $50,653
   and $45,994, respectively                                              71,373             76,032
  Notes receivable, net of current portion of  $107,853 and
   $105,764, respectively                                                 84,469            110,912
  Other assets                                                           186,084            162,524
                                                                   --------------      -------------
  TOTAL ASSETS                                                     $   8,125,907       $  5,745,122

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $   4,170,642       $  3,558,041
  Notes payable - other                                                  229,725               -
  Note payable to affiliate                                              100,000               -
  Revolving credit note payable                                             -             1,200,596
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                 176,460            226,000
  Payroll taxes payable                                                  126,426            107,570
  Sales taxes payable                                                    581,703            481,826
  Current portion of long-term debt                                      388,963          1,033,502
  Obligations of unconsolidated subsidiary, net                          210,007            196,112
                                                                   -------------       -------------
     Total current liabilities                                         5,983,926          6,803,647

OTHER LIABILITIES
  Convertible notes                                                    2,680,000            790,000
  Long-term debt, net of current portion                                 154,580            198,732
                                                                   --------------      -------------
     Total liabilities                                                 8,818,506          7,792,379
                                                                   --------------      -------------

COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
 par value $.01; 1,300,000 shares issued
 and outstanding                                                       1,300,000          1,300,000
                                                                   --------------      -------------

STOCKHOLDERS' DEFICIT
  Preferred Stock, 10,000,000 shares authorized -
   1,300,000 Series A; 50,000 Series B; 8,650,000
   not designated
   Series B, par value $.01 issued
   and outstanding 9,346 and -0- shares, respectively                         93               -
  Common Stock, $.0001 par value,
   50,000,000 shares authorized; 38,443,254 and
   14,135,073 shares issued and outstanding,
   respectively                                                            3,844              1,414
  Additional paid-in capital                                          31,977,156         28,948,201
  Accumulated deficit                                                (33,973,692)       (32,296,872)
                                                                   --------------      -------------
     Total stockholders' deficit                                      (1,992,599)        (3,347,257)
                                                                   --------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   8,125,907       $  5,745,122
                                                                   ==============      =============

          See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)

                                                                      October 31,       October 31,
                                                                         1999              1998
                                                                     ------------      ------------
Revenues                                                             $ 3,186,392       $ 4,516,847
Cost of revenues                                                       2,680,776         3,206,378
                                                                     ------------      ------------
     Gross profit                                                        505,616         1,310,469

Selling, general and administrative expenses                           1,688,570           864,755
                                                                     ------------      ------------

     (Loss) income from operations                                    (1,182,954)          445,714
                                                                     ------------      ------------

Other income (expense):
   Interest expense                                                     (364,760)         (157,745)
   Other, net                                                             10,690            12,500
                                                                     ------------      ------------
     Total other (expense)                                              (354,069)         (145,245)
                                                                     ------------      ------------

     (Loss) income before extraordinary item and
          income tax benefit                                          (1,537,023)          300,469
Income tax benefit                                                          -             (275,000)
                                                                     ------------      ------------

     Net (loss) income before extraordinary item                      (1,537,023)          575,469
Extraordinary item:
     Loss on extinguishment of debt                                      100,000              -
                                                                     ------------      ------------
     Net (loss) income                                                (1,637,023)          575,469

Dividends on Series A Convertible Preferred Stock                         19,500            19,500
                                                                     ------------      ------------

     Net (loss) income attributable to common shareholders           $(1,656,523)      $   555,969
                                                                     ============      ============

Basic net (loss) income per common share
     before extraordinary item                                       $      (.09)      $       .04
Extraordinary item                                                          (.01)             -
                                                                     ------------      ------------
Basic net (loss) income per share                                    $      (.10)      $       .04
                                                                     ============      ============

Diluted net (loss) per common share                                  $      (.10)      $       .03
                                                                     ============      ============

Weighted average number of  common shares outstanding:
     Basic                                                            16,453,166        12,800,778
                                                                     ============      ============
     Diluted                                                          16,453,166        17,562,677
                                                                     ============      ============

          See accompanying notes to consolidated financial statements.

                                      -3-

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                                   (Unaudited)

                                                                      October 31,        October 31,
                                                                         1999               1998
                                                                     ------------      --------------
Revenues                                                             $ 5,967,923       $  7,760,310
Cost of revenues                                                       4,668,489          5,527,535
                                                                     ------------      -------------
     Gross profit                                                      1,299,434          2,432,775

Selling, general and administrative expenses                           2,339,912          1,703,350
                                                                     -----------       -------------

     (Loss) income from operations                                    (1,040,478)           729,425
                                                                     ------------      -------------
Other income (expense):
     Interest expense                                                   (547,213)          (434,051)
     Other, net                                                           10,871             27,832
                                                                     ------------      -------------
          Total other (expense)                                         (536,342)          (406,219)
                                                                     ------------      -------------

          (Loss) income before extraordinary item and
               income tax benefit                                     (1,576,820)           323,206
Income tax benefit                                                          -              (275,000)
                                                                     ------------      -------------
          Net (loss) income before extraordinary item                 (1,576,820)           598,206
Extraordinary item
          Loss on extinguishment of debt                                 100,000               -
                                                                     ------------      -------------
          Net (loss) income                                           (1,676,820)           598,206

Dividends on Series A Convertible Preferred Stock                         39,000             39,000
                                                                     ------------      -------------
          Net (loss) income attributable to common shareholders      $(1,715,820)      $    559,206
                                                                     ============      =============

Basic net (loss) income per common share
          before extraordinary item                                  $      (.10)      $        .04
Extraordinary item                                                          (.01)             -
                                                                     ------------      -------------
Basic net (loss) income per share                                    $      (.11)      $        .04
                                                                     ============      =============
Diluted net (loss) per common share                                  $      .(11)      $        .04
                                                                     ============      =============
Weighted average number of common shares outstanding:

     Basic                                                            15,558,485         12,463,486
                                                                     ============      =============
     Diluted                                                          15,558,485         17,192,329
                                                                     ============      =============

  See accompanying notes to consolidated financial statements.

                                      -4-

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1999
                                   (Unaudited)


                                             Common Stock         Preferred Stock
                                             ------------         ---------------      Additional
                                          Number of      Par     Number of    Par        Paid-in       Accumulated
                                           Shares       Value      Shares    Value       Capital          Deficit         Total
                                         ----------    -------   ---------   -----     ----------      ------------    ------------

Balance at April 30, 1999                14,135,073    $ 1,414                       $  28,948,201     $(32,296,872)   $(3,347,257)

Proceeds from private placements of
common and preferred stock               23,167,017      2,317      9,346      93        2,639,940                       2,642,350

Exercise of stock option                      7,000          1                               2,624                           2,625

Issuance of common stock for services       863,450         86                             201,723                         201,809

Issuance of common stock for employee
and director compensation                    25,000          2                               5,076                           5,078

Compensation related to officer options                                                    138,080                         138,080

Issuance of common stock for accrued
preferred stock dividends and related
interest                                    225,714         22                              70,514                          70,536

Note conversion                              20,000          2                               9,998                          10,000

Dividends on preferred stock                      -          -                             (39,000)                        (39,000)

Net loss                                          -          -                                   -       (1,676,820)    (1,676,820)
                                         ----------    -------     ------    -----  --------------    --------------   ------------
Balance at October 31, 1999              38,443,254    $ 3,844      9,346    $  93  $   31,977,156    $ (33,973,692)   $(1,992,599)
                                         ==========    =======     ======    =====  ==============    ==============   ============

          See accompanying notes to consolidated financial statements.

                                      -5-

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                   (Unaudited)

                                                                                       October 31,      October 31,
                                                                                          1999              1998
                                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                                 $(1,676,820)     $  598,206
    Adjustments  to  reconcile  net (loss)  income to net cash used by operating activities:
      Depreciation and amortization                                                       473,998         505,886
      Provision for doubtful accounts                                                     110,000          15,393
      Issuance of common stock for director compensation                                    5,078            -
      Compensation related to officer options                                             138,080            -
      Issuance of common stock for services                                               201,809          59,662
      Issuance of common stock for dividends and
        related interest on redeemable preferred stock                                     70,536            -
      Gain on disposal of equipment                                                          -            (15,332)
      Deferred income taxes                                                                  -           (275,000)
     Changes in operating assets and liabilities:
      Accounts receivable                                                                (825,994)       (541,015)
      Due from officer                                                                    100,000            -
      Inventories                                                                         (23,573)         (2,267)
      Costs and estimated earnings in excess of billings on uncompleted contracts          63,411          17,352
      Prepaid and other current assets                                                    (74,997)         92,525
      Accounts payable and accrued expenses                                               612,601         131,721
      Payroll and sales taxes payable                                                     118,733        (533,803)
      Obligations of unconsolidated subsidiary                                             13,895            -
      Billings in excess of costs and estimated earnings  on uncompleted contracts        (49,540)       (103,500)
                                                                                      ------------     -----------
NET CASH USED IN OPERATING ACTIVITIES                                                    (742,783)        (50,172)
                                                                                      ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Collection of notes receivable                                                          26,443          28,137
   Other assets                                                                           (43,085)           -
   Proceeds from insurance settlement                                                        -             20,332
   Purchases of property and equipment                                                    (82,475)       (188,405)
                                                                                      ------------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                                     (99,117)       (139,936)
                                                                                      ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt and factor advances                             (788,691)     (2,230,286)
    Payments of revolving bank line, net                                               (1,200,596)      1,984,420
    Proceeds from equipment term loan                                                        -            595,000
    Proceeds from private placements                                                    2,642,350            -
    Proceeds from issuance of  short term notes                                           238,779            -
    Payments on short term notes                                                           (9,054)           -
    Proceeds from notes due affiliate                                                   2,100,000            -
    Dividends paid on redeemable preferred stock                                          (39,000)        (19,500)
    Proceeds from exercise of stock options                                                 2,625            -
    Proceeds from issuance of Common Stock                                                   -            130,000
                                                                                      ------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               2,946,413         459,634
                                                                                      ------------     -----------

NET INCREASE IN CASH                                                                    2,104,513         269,526

CASH - BEGINNING                                                                           46,336          33,915
                                                                                      ------------     -----------

CASH - ENDING                                                                         $ 2,150,849      $  303,441
                                                                                      ===========      ===========

Cash paid during the period for:
Interest                                                                              $   566,797      $  385,152
                                                                                      ===========      ==========
Taxes                                                                                 $      -         $    2,750
                                                                                      ===========      ==========

          See accompanying notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX MONTHS ENDED OCTOBER  31, 1999
                          (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by management in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the
     information   and  footnotes  required  by  generally  accepted  accounting
     principles   for  financial  statement  presentation.  In  the  opinion  of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These consolidated interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 1999.

2.   LIQUIDITY AND BUSINESS RISKS

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31,
     1999 the Company has a stockholders' deficit of $1,992,599 and an accumulated deficit of $33,973,692. The Company has financed its operations to date primarily through issuances of debt and equity securities. At October 31, 1999 the Company had $2,150,849 in cash, and a working capital deficit of $166,136. In addition, as of October 31,
     1999, the Company was in arrears with respect to certain payroll and sales tax obligations of approximately $90,000 and $550,000, respectively. In addition, the Company is in arrears with many of its vendors. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On October 29, 1999 the Company consummated an equity and debt financing transaction with Spotless Plastics (USA), Inc. (see Note 6 ) that significantly improved the Company's liquidity and cash position. Management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. The Company currently has no credit facility. Revenue growth is expected in new and existing service areas. As is common in the environmental services industry, payments for services rendered are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, the Company must typically fund project costs, including labor and bonding costs, from financing sources within and outside the Company. Certain contracts, in particular those with state or federal agencies, may provide for payment terms of up to 90 days or more and may require the posting of performance bonds which are generally not released until completion of the project. The Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and
     (iv) economic conditions.

3.   INCOME TAXES

     No provision (benefit) for income tax was recorded for the three and six month periods ended October 31, 1999 due to a net loss being incurred. Any deferred tax assets which may have arisen during the period would have a full valuation allowance provided such asset.

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

     On October 29,1999 options to purchase 2,000,000 shares of Common Stock, previously granted, vested. The Company recorded compensation expense in the amount of $138,080. Additionally, options to purchase 2,674,714 and 2,811,595 shares of Common Stock were granted to Michael O'Reilly (see Note
     6).

     Issuances of Common and Preferred Stock and Warrants

     During the six months ended October 31, 1999 the Company issued 882,334 shares of Common Stock and warrants to purchase 200,000 additional shares of the Company's Common Stock exercisable at $.20 per share in private placement transactions for proceeds of $142,350. The warrants expire on July 22, 2004.

     On July 29, 1999 a former employee exercised options to purchase 7,000 common shares at an exercise price of $.375 per share.

     On September 10, 1999 the Company issued 223,988 shares of common stock in payment of dividends and accumulated interest aggregating $69,996 on its Series A redeemable convertible preferred stock.

     On October 29, 1999 the Company issued 9,346 shares of Series B preferred stock and 22,284,683 shares of Common Stock in a transaction with Spotless Plastics (USA), Inc. and its subsidiary for consideration of $2,500,000 (see Note 6).

     On November 16, 1999 a former employee exercised options to purchase 13,000 common shares at an exercise price of $.375 per share.


     Issuance of Convertible Debt

     On October 29,1999 the Company borrowed  $2,000,000 from Spotless  Plastics
     (USA), Inc. and issued a secured promissory note convertible into 25,304,352 shares of Common Stock or 25,305 shares of Series B Preferred (see Note 6).

5.   COMMITMENTS AND CONTINGENCIES

     Litigation

     In October 1996, the United States Attorney for the Eastern District of New York obtained a federal grand jury indictment against, among others, the Company's former Chief Operating Officer, Leo Mangan, and former Special Securities Counsel, James Nearen, on charges that include violations of federal securities law, including fraudulent issuances of 700,000 shares of the Company's Common Stock. Mr. Mangan and Mr. Nearen both subsequently pleaded guilty to the charges in the Federal indictment. In addition, the Securities and Exchange Commission also instituted an investigation of the Company. To date, no charges have been filed against the Company or any other current member of management as a result of the Eastern District investigation. On June 9, 1999, the Company's Board of Directors approved making a settlement offer with the Securities and Exchange Commission pursuant to which the Company neither admits nor denies any allegations. On November 22, 1999 the Securities and Exchange Commission accepted the settlement offer in its "Order Instituting Public Administrative Proceedings, Making Findings, Imposing Remedial Sanctions and Issuing Cease-and-Desist Order." Under the terms of the order the Company will not incur any monetary fines. The order requires the Company to develop and institute certain policies, procedures and manuals that will improve its corporate governance, including the adaptation of a formal conflict of interest policy and a formal employee handbook. The order also requires the Company to obtain a secure off site storage facility to store its backup data files and system software and to make certain reporting disclosures. The Company is currently in the process of implementing such policies, procedures and manuals. Additionally, the Company's special defense counsel has advised the Company that an Assistant United States Attorney confirmed that the Government, at this time, does not intend to proceed further with its investigation of the Company.

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

     Other Proceedings

     In January 1996 Laboratory Testing Services, Inc. ("LTS"), a wholly-owned subsidiary of the Company, filed a Chapter 11 petition in United States Bankruptcy Court in the Eastern District of New York. Subsequently, this case was converted to a Chapter 7 Bankruptcy proceeding. LTS is in process of liquidation through these bankruptcy proceedings. Management believes that the Company's financial condition and results of operations will not be materially affected by this proceeding.

6.   SALE OF CONTROLLING INTEREST AND REFINANCING

     On October 26, 1999 the Board of Directors of Windswept Environmental Group, Inc. ("the "Company") created a class of 50,000 shares of preferred stock, par value $.01 per share, designated as the Series B Convertible Preferred Stock (the "Series B Preferred"). Each share of Series B Preferred has a liquidation preference of $79.04, is initially convertible into 1,000 shares of Common Stock, par value $.0001 per share, of the Company (the "Common Stock") (subject to adjustment) and is entitled to cast 1,000 votes, together with the Common Stock and the Series A Preferred Stock, par value $.01 per share, on any matters subject to a vote of the holders of the Common Stock.

     On October 29, 1999 the Company entered into a subscription agreement with Spotless Plastics (USA), Inc., a Delaware corporation ("Spotless" or "Affiliate"), pursuant to which the Company sold to Windswept

     Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Spotless ("Acquisition Corp."), 22,284,683 shares of Common Stock, and 9,346 shares of Series B Preferred, for an aggregate subscription price of $2,500,000 (the "Purchase Price") or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred. At October 31, 1999 Acquisition Corp's Common Stock holdings equate to 58% of the Company's issued and outstanding common shares. If Acquisition Corp. were to convert the shares of Series B Preferred stock to Common Stock, it would hold 66.2% of the Company's issued and outstanding common shares.

     In addition, the Company and Trade-Winds Environmental Restoration, Inc., North Atlantic Laboratories, Inc. and New York Testing Laboratories, Inc., each of which is a wholly-owned subsidiary of the Company, as joint and several obligors (collectively, the "Obligors"), borrowed $2,000,000 from Spotless (the "Loan") pursuant to a secured convertible promissory note dated October 29, 1999 (the "Note") which bears interest at a rate equal to LIBOR plus one percent (1%). The Note matures on October 29, 2004, and is convertible into either 25,304,352 shares of Common Stock or 25,305 shares of Series B Preferred shares at Spotless' option. Additionally Spotless has the right to defer the maturity date of the note for one year. At October 31, 1999 the common shares issuable upon conversion of the Note would represent 39.7% of the Company's issued and outstanding common shares. In connection with the note, each of the Obligors granted Spotless a security interest in substantially all of their respective assets pursuant to a Security Agreement dated October 29, 1999.

     Upon the occurrence of the change in control of the Company described above, options to purchase 2,000,000 shares of Common Stock exercisable at $.01 per share granted to Michael O'Reilly on September 12, 1996 have vested and become exercisable over a five-year period. The Company recorded compensation expense in the amount of $138,080 due to this change in control.

     The Board of Directors has approved an amendment to the Company's certificate of incorporation increasing the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 (the "Amendment"). The Amendment is expected to become effective promptly after the Company's compliance with Section 14(c) of the Exchange Act and the rules and regulations thereunder, approval by the stockholders of the Company and filing with the Secretary of State of the State of Delaware.

     In addition, on October 29, 1999, the Company entered into an Employment Agreement with Michael O'Reilly. This agreement is for a term of five years, calls for a base salary of $260,000 per year and a bonus equal to 2.5% of the Company's pre-tax income (as that term is defined in the Employment Agreement). Upon the termination of Mr. O'Reilly's employment by the Company (other than termination for cause, death or disability or his resignation without good reason, as defined in the Employment Agreement). Mr. O'Reilly will be entitled to sell, in a single transaction, any or all of shares of Common Stock held by him as of October 29, 1999 and all shares of Common Stock underlying options to purchase shares of Common Stock of the Company held by him as of October 29, 1999 (collectively, the "O'Reilly Shares"), to the extent vested and exercisable, back to the Company (or pursuant to the Letter Agreement [as defined below], to Spotless to the extent that the Company's capital would be impaired by such a repurchase) at a mutually agreeable price. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. Similarly, pursuant to a letter agreement, dated as of October 29, 1999, by and between Michael O'Reilly and Spotless (the "Letter Agreement"), Michael O'Reilly has the right, upon receipt of notice that Spotless and any of its affiliates has acquired a beneficial ownership of more than seventy-five percent (75%) of the outstanding shares of Common Stock (on a fully diluted basis), to require Spotless to purchase, in a single transaction, the O'Reilly Shares. The purchase price applicable to any such purchase shall be at a price mutually agreed upon. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. As a condition precedent to requiring the Company or Spotless, as the case may be, to repurchase the O'Reilly Shares, Michael O'Reilly must forfeit the Conversion Date Option (as defined below), except to the extent that the Conversion Date Option is at that time vested and exercisable.

     The Company has granted to Mr. O'Reilly an option to purchase 2,674,714 shares of Common Stock, which vests and becomes exercisable, to the extent of one third of the option grant, on each of the first, second and third anniversaries of October 29, 1999. The Company has also granted to Mr. O'Reilly an option to purchase 2,811,595 shares of Common Stock (the "Conversion Date Option") which are exercisable on or after October 29, 2006; provided, that the exercisability of such option will be accelerated if and to the extent that Spotless converts or exchanges the Note. These options are exerciseable at $.07904 per share of Common Stock, representing the fair market value of the stock on the date of grant.

     On October 29, 1999 the Company used some of the proceeds from the equity and debt financing with Spotless to repay the revolving credit note and term loan with Business Alliance Capital Corporation ("BACC"). The related security agreement with BACC was simultaneously terminated. The prepayment penalty of $100,000 paid to BACC is presented as an extraordinary item in the Consolidated Statements of Operations.

     In September  1999, the Company  borrowed  $100,000 from Spotless  Plastics
     (USA), Inc. The borrowings bore interest at a rate of 6% and was repaid with accrued interest in November 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the three and six month periods ended October 31, 1999 and 1998, should be read in conjunction with the Consolidated Financial Statements contained herein, including the notes thereto.

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

RESULTS OF OPERATIONS

Net loss and net loss per share before extraordinary item for the three and six month periods ended October 31,1999 was ($1,537,023) and ($.09) and ($1,576,820)
and ($.10), respectively, compared to a net income and income per share before extraordinary item for the three and six-month periods ended October 31, 1998 of $575,469 and $.04 and $598,206 and $.04, respectively. Extraordinary item and extraordinary item per share for both the three and six month periods ended October 31, 1999 was a loss of $100,000 or ($.01). There was no extraordinary item in the comparable three and six month periods ended October 31, 1998. Net loss and net loss per share for the three and six month periods ended October 31,1999 was ($1,637,023) and ($.10) and ($1,676,820) and ($.11), respectively, compared to a net income and income per share for the three and six-month periods ended October 31, 1998 of $575,469 and $.04 and $598,206 and $.04,
respectively.

Three Months Ended October 31, 1999 and 1998

Revenues for the quarter ended October 31, 1999 decreased by $1,330,455, or 29%, to $3,186,392 from $4,516,847 for the quarter ended October 31. 1998. The decrease in revenues for the quarter ended October 31, 1999 was primarily attributable to the Company's Trade-Winds Environmental Restoration Inc. subsidiary, where revenues decreased in construction and renovation by approximately $1,107,000. During this period, revenue from asbestos and lead abatement declined by $788,000 which was partially offset by increases in emergency response and other services. The Company's cash flow difficulties and interest cost considerations limited its ability to fund additional construction and abatement projects. Additionally, the revenues for the Company's North Atlantic Laboratory subsidiary decreased by approximately $351,000 due to a loss of key personnel and the non-renewal of a major contract.

Gross margins for the three months ended October 31, 1999 decreased to 16% from 29% for the three months ended October 31, 1998. Approximately 6% of the decrease in gross margins is attributable to disproportionately higher labor costs during the three months ended October 31, 1999 resulting from the change in the composition of the contract performed during the period. Labor costs vary with the mix of services provided. The decline in gross margins is also
attributable  to  certain  indirect  costs  remaining   constant  despite  lower
revenues.

Selling, general and administrative expenses for the quarter ended October 31, 1999 increased by $403,354, or 47%, to $1,268,109 from $864,755 in the quarter ended October 31, 1998. The increase was primarily attributable to the following items: bad debt expense of $110,000, a provision for litigated and disputed items of $160,000, accounting fees of $52,000, state and local taxes, penalties and interest of approximately $230,000, legal and consulting fees related to the equity and debt financing with Spotless Plastics (USA) Inc. of $182,381, the compensatory effect of the vesting of options previously granted to Mr. Michael O'Reilly of $138,080 and compensation authorized by the Board of Directors to Mr. O'Reilly for his role as Chairman of the Board of Directors of $100,000. This increase was partially offset by a reduction in the sales force which decreased costs in the quarter by approximately $142,000.

Interest expense for the three months ended October 31, 1999 increased by $207,015, to $364,760, from $157,745 for the three months ended October 31, 1998. The increase in interest expense is attributable to higher average loan balances, higher average interest rates during the period from the Company's principal lender and the incurrence of interest on both payroll and sales taxes in arrears. The Company anticipates significantly lower interest costs in future periods as a result of the equity and debt transaction with Spotless Plastics
(USA) Inc.

The extraordinary item - loss on the extinguishment of debt of $100,000 in the three months ended October 31, 1999 is due to a prepayment penalty paid to Business Alliance Capital Corporation, the Company's former principal lender.

Six Months Ended October 31, 1999 and 1998

Revenues for the first six months of fiscal year 2000 decreased by $1,792,387, or 23%, to $5,967,923 from $7,960,310 for the first six months of fiscal year 1999. The decrease in revenues for the six months ended October 31, 1999 was primarily attributable to the Company's Trade-Winds Environmental Restoration Inc. subsidiary, where revenues decreased in construction and renovation by approximately $1,234,000. During this period revenue from asbestos and lead abatement declined by approximately $2,106,000, which was partially offset by increases in emergency response and other services. The Company's cash flow difficulties and interest cost considerations limited its ability to fund additional construction and abatement projects. Additionally, the revenues for the Company's North Atlantic Laboratory subsidiary decreased by approximately $567,000 due to a loss of key personnel and the non-renewal of a major contract.

Gross margins for the six months ended October 31, 1999 decreased to 22% from 31% for the six months ended October 31, 1998. Approximately 2% of the decrease in gross margins is attributable to disproportionately higher labor costs during the six months ended October 31, 1999 resulting from the change in the composition of the contract performed during the period. Labor costs vary with the mix of services provided. The decline in gross margins is also attributable to certain indirect costs remaining constant despite lower revenues.

Selling, general and administrative expenses for the six months ended October 31, 1999 increased by $216,101, or 13%, to $1,919,451 from $1,703,350 in the six months ended October 31, 1998. The increase was primarily attributable to the following items: bad debt expense of $110,000, a provision for litigated and disputed items of $160,000, accounting fees of $52,000, and state and local taxes, penalties and interest of approximately $230,000, legal and consulting fees related to the equity and debt financing with Spotless Plastics (USA) Inc. of $182,381, the compensatory effect of the vesting of options previously granted to Mr. Michael O'Reilly of $138,080 and compensation authorized by the Board of Directors to Mr. O'Reilly for his role as Chairman of the Board of Directors of $100,000. This increase was offset by a reduction in the sales force and advertising costs which decreased costs in the six months by approximately $267,000 and $61,000, respectively.

Interest expense for the three months ended October 31, 1999 increased by $113,162, to $547,213, from $434,051 for the six months ended October 31, 1998.
The increase in interest expense is attributable to higher average loan balances, higher average interest rates during the period from the Company's principal lender and the incurrence of interest on both payroll and sales taxes in arrears. The Company anticipates significantly lower interest costs in future periods as a result of the equity and debt transaction with Spotless Plastics
(USA) Inc.

The extraordinary item - loss on the extinguishment of debt of $100,000 in the six months ended October 31, 1999 is due to a prepayment penalty paid to Business Alliance Capital Corporation, the Company's former principal lender.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 1999 the Company has a stockholders' deficit of $1,992,599 and an accumulated deficit of $33,973,692. The Company has financed its operations to date primarily through issuances of debt and equity securities. At October 31, 1999 the Company had $2,150,849 in cash, and a working capital deficit of $166,136. In addition, as of October 31, 1999, the Company was in arrears with respect to certain payroll and sales tax obligations of approximately $90,000 and $550,000, respectively. In addition, the Company is in arrears with many of its vendors. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On October 29, 1999 the Company consummated an equity and debt financing transaction with Spotless Plastics (USA), Inc. that significantly improved the Company's liquidity and cash position. The Company received $2,500,000 in exchange for equity and $2,000,000 of debt financing. Management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. The Company currently has no credit facility. Revenue growth is expected in new and existing service areas. As is common in the environmental services industry, payments for services rendered are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, the Company must typically fund project costs, including labor and bonding costs, from financing sources within and outside the Company. Certain contracts, in particular those with state or federal agencies, may provide for payment terms of up to 90 days or more and may require the posting of performance bonds which are generally not released until completion of the project. The Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing . The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, and the extent thereof,
(iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

In September 1999, the Company borrowed $100,000 from Spotless Plastics (USA), Inc. The borrowings bore interest at a rate of 6% and was repaid with accrued interest in November 1999.

CASH FLOW

Net cash used by operating activities was $742,783 in the six months ended October 31, 1999. The amount used by operating activities is primarily attributable to the net loss after adjusting for noncash items; increases and decreases in the assets and liabilities used approximately $65,000 of cash. Cash used in investing activities for the six months ended October 31, 1999 was primarily due to capital expenditures and other assets of approximately $82,000 and $43,000 respectively. The net cash provided by financing activities for the six months ended October 31, 1999 was $2,946,413. Of this amount $1,968,000 was provided from the transaction with Spotless Plastics (USA) Inc., described above; after paying off the indebtedness to the Company's previous lender of approximately $2,622,000 and a short-term $100,000 loan .

THE YEAR 2000

The Company has taken actions to make its systems, services and infrastructure Year 2000 compliant. Specifically, the Company believes that its accounting system, estimating system, and all corporate office computers are Y2K compliant. The Company also believes that the mechanical and navigational systems on its fleet of floating vessels, are Y2K compliant. The Company has inquired of its vendors in the laboratory and consulting division regarding the Company's equipment being Y2K compliant. The Company now estimates the total costs related to Y2K compliance to be approximately $25,000 and the Company expects to pay these costs out of working capital.

The Company has made inquires and been advised that its banks' and primary lender's systems are Y2K compliant. As an emergency response provider, the Company keeps a full inventory of supplies and other materials available at all times. The Company's inquiries of its largest vendors have led to indications that they are or expect to be, Y2K compliant by December 31, 1999.

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

The Company has a computer consultant devoted to assessing and analyzing Y2K issues and arranging for their final resolution. Although at this time, the Company believes that it has resolved the most significant issues, the Company may encounter some Y2K impact, which at this time is unforeseen. Due to the nature of the Company's business, which is primarily labor based, management believes that it is taking the necessary steps to resolve Year 2000 issues; however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect on the Company. The Company has developed a Y2K contingency plan to the extent deemed appropriate. In December 1999 all data in the Company's systems will be backed up onto media that will be stored offsite. All programs have been checked for Y2K compliance and all deficient software has been upgraded to Y2K compliant versions. All hardware has been tested and was found to be Y2K compliant.

SEASONALITY

Since the Company and its subsidiaries are able to perform their services throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts in certain of its service areas, i.e., asbestos abatement and construction, as well as the timing of catastrophes.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 5 to the Condensed Consolidated Financial Statements.

Item 2. Changes in Securities

     On October 29, 1999, the Company entered into a subscription agreement with Spotless Plastics (USA), Inc., a Delaware corporation ("Spotless"), pursuant to which the Company sold to Windswept Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Spotless ("Acquisition Corp."), 22,284,683 shares of Common Stock, and 9,346 shares of Series B Preferred, for an aggregate subscription price of $2,500,000 (the "Purchase Price") or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred. The issuance of these shares of Common Stock and Series B Preferred were private transactions exempt from registration under Section 4(2) of the Securities Act.

     On October 29,1999 the Company borrowed  $2,000,000 from Spotless  Plastics
     (USA), Inc. and issued a secured promissory note convertible into 25,304,352 shares of Common Stock or 25,305 shares of Series B Preferred. The issuance of the secured convertible promissory note was a private transaction exempt from registration under Section 4(2) of the Securities Act.

     On October 29, 1999 the Company granted to Mr. Michael O'Reilly an option to purchase 2,674,714 shares of Common Stock, which vests and becomes exercisable, to the extent of one third of the option grant, on each of the first, second and third anniversaries of the grant. The Company also granted to Mr. O'Reilly an option to purchase 2,811,595 shares of Common Stock (the "Conversion Date Option") which are exercisable on or after October 29, 2006; provided, that the exercisability of such option will be accelerated if and to the extent that Spotless Plastics (USA), Inc. converts or exchanges the secured convertible promissory note. These options are exercisable at $.07904 per share of Common Stock. The issuance of these options were private transactions exempt from registration under Section 4(2) of the Securities Act.

     See Note 6 to Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

     1. The Board of Directors has approved an amendment to the Company's certificate of incorporation increasing the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 (the "Amendment"). The Amendment is expected to become effective promptly after the Company's compliance with Section 14(c) of the Exchange Act and the rules and regulations thereunder, approval by the stockholders of the Company and filing with the Secretary of State of the State of Delaware.

     2. On October 26, 1999, the Board of Directors of the Company, pursuant to the By-laws of the Company, increased the size of the Board of Directors from five directors to nine directors. In connection with this transaction, JoAnn O'Reilly resigned as a director of the Company effective October 26, 1999 and four nominees of Spotless, Brian S. Blythe, Ronald B. Evans, Peter
     A. Wilson and Charles L. Kelly, have been elected to the Board of Directors of the Company. A fifth nominee of Spotless, John J. Bongiorno, is expected to be elected to the Board of Directors of the Company upon compliance by the Company with Section 14(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules and regulations thereunder.

Item 5. Other Information

    Pursuant to the requirements of the Securities and Exchange Commission's Order Instituting Public Administrative Proceedings, Making Findings, Imposing Remedial Sanctions and Issuing Cease-and-Desist Order dated November 22, 1999 (the "Consent Order"), the following table presents salaries, bonuses, stock and stock options received from the Company over the past three fiscal years by each member of Mr. Michael O'Reilly's immediate family (as defined in Item 404 of Regulation S-K).


Name/                 Year-Ended                     Common       Stock     Exercise  Exercise  Expiration
Relationship            April 30,         Salaries    Stock      Options      Date      Price      Date

Arzuaga, Gustavo         1997             $82,815      -          18,027    12/03/98     $.22    12/02/01
Brother-in-law           1998              73,983      -          14,196    12/29/99     $.22    12/28/02
                         1999              79,715      -            -

McConnell, Shane         1997              $3,000                  2,311    12/03/98     $.22    12/02/01
Step son                 1998               9,825      -          (2,311)   LAPSED
                         1999              14,250      -            -

Mullady, Jenny           1997             $22,905      -           8,533    12/03/98     $.22    12/02/01
Sister-in-law            1998              36,181      -           7,758    12/29/99     $.22    12/28/02
                         1999              41,403      -                       -

O'Reilly, Christine      1997             $33,742      -           7,627    12/03/98     $.22    12/02/01
Daughter                 1998              10,457      -           1,500    12/29/99     $.22    12/28/02
                                                                  (9,127)   LAPSED
                         1999              $2,977      -            -

O'Reilly, Eric           1997              $9,520      -            -
Son                      1998              39,206      -           8,200    12/29/99     $.22    12/28/02
                         1999              49,521      -            -

O'Reilly, Tiffany        1997             $24,938      -           6,240    12/3/98      $.22    12/02/01
Daughter                 1998              24,889      -           5,500    12/29/99     $.22    12/28/02
                         1999              26,984      -            -

O'Reilly, Joann          1997             $  -        1,000       50,000    9/26/96      $.22    09/25/01
Wife                     1998                -        5,000       50,000   12/29/97      $.22    12/28/02
                         1999                - -       -         100,000   8/18/98       $.34    08/17/03

     No bonuses were paid to any of the above persons. The Company believes that all compensation paid to the above persons was no more favorable to such persons than would be awarded to persons performing similar functions who had no family relationship with Mr. O'Reilly.

     The Consent Order requires the Company within 120 days of November 22, 1999 to comply with the following undertakings to:
               1. Arrange for a secure off site storage facility to store backup data files and system  software.
               2. Adopt a formal  conflict  of interest  policy
               3. Develop  an Audit  Committee charter that describes roles and responsibilities, and have it approved by the Board of Directors.
               4. Develop  a  formal  employee  handbook   that clearly  defines
                  lines of employee authority, areas of responsibility, duties and benefits.

     On December 1, 1999, the Company's Board of Directors appointed Deloitte & Touche LLP as the Company's independent certified public accounts, replacing BDO Seidman, LLP.

Item 6. Exhibits and Reports on Form 8-K
(a)  Exhibits:

3.1. Certificate of Designations for Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
4.1. Specimen Series B Preferred Stock certificate (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (Date of
          Report:  October 29, 1999) filed with the SEC on November 12, 1999).
10.1 Subscription Agreement dated October 29, 1999 between the Registrant and Spotless Plastics (USA), Inc. (incorporated by reference to
          Exhibit 10.1 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
10.2 Convertible Promissory Note dated October 29, 1999 issued by the Registrant to Spotless Plastics (USA), Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
10.3. Form of Security Agreement dated October 29, 1999 between each of the Registrant, Trade-Winds Environmental Remediation, Inc., North Atlantic Laboratories, Inc. and New York Testing, Inc. and Spotless Plastics (USA), Inc. (incorporated by reference to Exhibit
          10.3 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
10.4. Employment Agreement dated October 29, 1999 between the Registrant and Michael O'Reilly (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
10.5. Stock Option Agreement dated October 29, 1999 between the Registrant and Michael O'Reilly (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
10.6. Stock Option Agreement dated October 29, 1999 between the Registrant and Michael O'Reilly relating to options vesting upon exercise of the convertible note (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
10.7. Letter Agreement dated October 29, 1999 between Michael O'Reilly and Spotless Plastics (USA), Inc. (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
16.1      Letter  December  7, 1999 from  BDO  Seidman  to  the  Securities  and
          Exchange Commission (incorporated by reference to Exhibit 16 to Current Report on Form 8-K (date of Report: December 1, 1999) filed with the SEC on December 8, 1999).
27.       Financial  Data Schedule.

(b)  Reports on Form 8-K:
i) current report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999
ii) Current report on Form 8-K (Date of Report: December 1, 1999) filed with the SEC on December 8, 1999

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 20, 1999

                                   WINDSWEPT ENVIRONMENTAL GROUP, INC.



                                   By: /s/ Michael O'Reilly
                                   MICHAEL O'REILLY,
                                   Chairman and Chief Executive Officer



                                   By: /s/ Daniel G. Rosenberg
                                   DANIEL G. ROSENBERG,
                                   Chief Financial Officer