Form 10QSB
period 2000-01-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2000-03-15
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended January 31, 2000

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

Yes    X                 No___

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, Par Value $.0001                        38,456,254
(Title of Each Class)                   (Outstanding at March 10, 2000)

Transitional Small Business Disclosure Format (check one): Yes       No   X

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  January 31,
                                                                                     2000          April 30,
                                                                                  (Unaudited)        1999
                                                                                  -----------      ---------
                                     ASSETS
CURRENT ASSETS
     Cash                                                                       $     753,285    $     46,336
     Accounts receivable, net of allowance for doubtful
     accounts of $210,000 and $100,000, respectively                                2,458,026       2,249,198
     Due from officer                                                                   -             100,000
     Inventories                                                                      179,298         129,620
     Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                          85,507         157,000
     Prepaid and other current assets                                                 304,417         379,970
                                                                                -------------    ------------
          Total current assets                                                      3,780,533       3,062,124
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $3,465,701 and $2,798,662, respectively                                        1,887,715       2,333,530

OTHER ASSETS
     Goodwill, net of accumulated amortization of $53,020
     and $45,994, respectively                                                         69,006          76,032
     Notes receivable, net of current portion of  $57,141 and
     $105,764, respectively                                                             3,557         110,912
     Other assets                                                                     166,097         162,524
                                                                                -------------    ------------

     TOTAL ASSETS                                                               $   5,906,908    $  5,745,122
                                                                                =============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                      $   3,195,971    $  3,558,041
     Notes payable - other                                                            216,775            -
     Revolving credit note payable                                                      -           1,200,596
     Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                            103,704         226,000
     Payroll taxes payable                                                             83,772         107,570
     Sales taxes payable                                                              266,642         481,826
     Current portion of long-term debt                                                269,034       1,033,502
     Obligations of unconsolidated subsidiary, net                                    210,007         196,112
                                                                                -------------    ------------
          Total current liabilities                                                 4,345,905       6,803,647

OTHER LIABILITIES
     Convertible notes                                                              2,680,000         790,000
     Long-term debt, net of current portion                                            83,547         198,732
                                                                                -------------    ------------
          Total liabilities                                                         7,109,452       7,792,379
                                                                                -------------    ------------

COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
par value $.01; 1,300,000 shares issued and outstanding                             1,300,000       1,300,000
                                                                                -------------    ------------

STOCKHOLDERS' DEFICIT
     Preferred Stock, 10,000,000 shares authorized - 1,300,000 Series A;
     50,000 Series B; 8,650,000 not designated
     Series B, par value $.01 issued and outstanding 9,346 and -0- shares,
     respectively                                                                          93            -
     Common Stock, $.0001 par value,
     50,000,000 shares authorized; 38,456,254 and 14,135,073 shares
     issued and outstanding, respectively                                               3,846           1,414
     Additional paid-in capital                                                    31,962,530      28,948,201
     Accumulated deficit                                                          (34,469,013)    (32,296,872)
                                                                                -------------     -----------
Total stockholders' deficit                                                        (2,502,544)     (3,347,257)
                                                                                -------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $   5,906,908     $ 5,745,122

          See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)

                                                                 January 31,          January 31,
                                                                    2000                  1999
                                                                ------------         ------------
Revenues                                                        $  2,493,450         $  3,058,186
Cost of revenues                                                   2,164,497            2,894,453
                                                                ------------         ------------
     Gross margin                                                    328,953              163,733

Selling, general and administrative expenses                         743,216              733,411
                                                                ------------         ------------

     Loss from operations                                           (414,263)            (569,678)
                                                                ------------         ------------

Other income (expense):
  Interest expense                                                 (114,887)            (245,265)
  Other, net                                                         33,829                 -
                                                                -----------          -----------
     Total other expense                                            (81,058)            (245,265)
                                                                -----------          -----------

     Loss before income tax                                        (495,321)            (814,943)
Income tax expense                                                     -                 165,000
                                                                -----------          -----------


     Net loss                                                      (495,321)            (979,943)

Dividends on Series A Convertible Preferred Stock                    19,500               19,500
                                                                -----------          -----------

     Net loss attributable to common shareholders               $ (514,821)          $  (999,443)
                                                                ===========          ===========

Basic and diluted net loss per common share                     $      (.01)         $      (.07)
                                                                ===========          ===========

Weighted average number of common shares outstanding:
     Basic and diluted                                           38,453,993           13,842,010
                                                                ===========          ===========


          See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                                   (Unaudited)

                                                                 January 31,         January 31,
                                                                    2000                1999
                                                                ------------        ------------
Revenues                                                        $  8,461,373        $ 11,018,496
Cost of revenues                                                   6,832,985           8,421,988
                                                                ------------        ------------
     Gross margin                                                  1,628,388           2,596,508

Selling, general and administrative expenses                       3,083,128           2,436,761
                                                                ------------        ------------

     (Loss) income from operations                                (1,454,740)            159,747
                                                                ------------        ------------

Other income (expense):
   Interest expense                                                 (662,101)           (679,316)
   Other, net                                                         44,700              27,832
                                                                ------------        ------------
     Total other expense                                            (617,401)           (651,484)

     Loss before extraordinary item and
     income tax benefit                                           (2,072,141)           (491,737)
Income tax benefit                                                      -                110,000
                                                                ------------        ------------
     Net loss before extraordinary item                           (2,072,141)           (381,737)
Extraordinary item - loss on extinguishment of debt                  100,000                -
                                                                ------------        ------------
     Net loss                                                     (2,172,141)           (381,737)

Dividends on Series A Convertible Preferred Stock                     58,500              58,500
                                                                ------------        ------------

     Net loss attributable to common shareholders               $ (2,230,641)       $   (440,237)
                                                                ============        ============

Basic net loss per common share
   Before extraordinary item                                    $       (.09)       $       (.03)
   Extraordinary item                                                   (.00)               (.00)
                                                                ------------        ------------
   Basic net loss per share                                     $       (.09)       $       (.03)
                                                                ============        ============

Diluted net loss per common share                               $       (.09)       $       (.03)
                                                                ============        ============
Weighted average number of common shares outstanding:

     Basic and diluted                                            23,190,321          12,779,318
                                                                ============        ============


          See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2000
                                   (Unaudited)


                                             Common Stock          Preferred Stock        Additional
                                       Number of       Par        Number of       Par      Paid-in       Accumulated
                                        Shares        Value        Shares        Value     Capital         Deficit        Total
                                       ---------      -----       ---------      -----    ----------     -----------    ---------

Balance at May 1, 1999                 14,135,073    $ 1,414                              $28,948,201    $(32,296,872)  $(3,347,257)

Proceeds from private placements
of common and preferred stock          23,167,017      2,317        9,346          93       2,639,940                     2,642,350

Exercise of stock options                  20,000          2                                    7,498                         7,500

Issuance of common stock for services     863,450         86                                  201,723                       201,809

Issuance of common stock for employee
and director compensation                  25,000          3                                    5,076                         5,079

Compensation related to officer options                                                       138,080                       138,080

Issuance of common stock for accrued
preferred stock dividends and related
interest                                  225,714         22                                   70,514                        70,536

Note conversion                            20,000          2                                    9,998                        10,000

Dividends on preferred stock                   -           -                                  (58,500)                      (58,500)

Net loss                                       -           -                                        -      (2,172,141)   (2,172,141)
                                       ----------    -------        -----       -----     -----------    ------------   -----------

Balance at January 31, 2000            38,456,254    $ 3,846        9,346       $  93     $31,962,530    $(34,469,013)  $(2,502,544)
                                       ==========    =======        =====       =====     ===========    ============   ===========

          See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                   (Unaudited)

                                                                                        January 31,           January 31,
                                                                                           2000                  1999
                                                                                        -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                          $ (2,172,141)          $  (381,737)
     Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                                                        696,949               755,568
       Provision (credit) for doubtful accounts                                             110,000                (3,948)
       Issuance of common stock and stock options for director compensation                   5,078                   -
       Compensation related to officer options                                              138,080                   -
       Issuance of common stock and stock options for services                              201,809               138,274
       Issuance of common stock for dividends and
       related interest on redeemable preferred stock                                        70,536                   -
       Gain on disposal of equipment                                                            -                 (15,332)
       Deferred income taxes                                                                    -                (110,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                 (318,828)             (319,454)
       Due from officer                                                                     100,000              (100,000)
       Inventories                                                                          (49,678)               14,021
       Costs and estimated earnings in excess of billings on uncompleted contracts           71,493                37,557
       Prepaid and other current assets                                                      75,553               205,304
       Accounts payable and accrued expenses                                               (362,070)              330,347
       Payroll and sales taxes payable                                                     (238,982)             (422,335)
       Obligations of unconsolidated subsidiary                                              13,895                   -
       Billings in excess of costs and estimated earnings  on uncompleted contracts        (122,296)              (45,779)
                                                                                        -----------           -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                      (1,780,602)               82,486
                                                                                        -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Collection of notes receivable                                                         107,355                42,651
     Other assets                                                                           (26,457)                8,103
     Proceeds from insurance settlement                                                         -                  20,332
     Purchases of property and equipment                                                   (221,224)             (293,346)
                                                                                        -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                                      (140,326)             (222,260)
                                                                                        -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments of long-term debt and factor advances                              (979,653)           (2,374,317)
     (Payments) proceeds of revolving bank line, net                                     (1,200,596)            1,875,512
     Proceeds from equipment term loan                                                          -                 595,000
     Proceeds from private placements                                                     2,642,351                   -
     Proceeds from issuance of  short term notes                                            225,829                   -
     Payments on short term notes                                                            (9,054)                  -
     Proceeds from notes due affiliate                                                    2,000,000                   -
     Dividends paid on redeemable preferred stock                                           (58,500)              (19,500)
     Proceeds from exercise of stock options                                                  7,500                   -
     Proceeds from issuance of Common Stock                                                     -                 130,000
                                                                                        -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 2,627,877               206,695
                                                                                        -----------           -----------

NET INCREASE IN CASH                                                                        706,949                66,921

CASH - BEGINNING OF PERIOD                                                                   46,336                33,915
                                                                                        -----------           -----------

CASH - END OF PERIOD                                                                    $   753,285           $   100,836
                                                                                        ===========           ===========

Cash paid during the period for:
Interest                                                                                $   767,527           $   594,755
                                                                                        ===========           ===========
Taxes                                                                                   $    -                $     2,750
                                                                                        ===========           ===========

          See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2000
                                   (Unaudited)

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

2.   LIQUIDITY AND BUSINESS RISKS

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of January 31, 2000 the Company had a stockholders' deficit of $2,502,544 and an accumulated deficit of $34,469,013. The Company has financed its operations to date primarily through issuances of debt and equity securities. At January 31, 2000 the Company had $753,285 in cash, and a working capital deficit of $565,372. In addition, as of January 31, 2000, the Company was in arrears with respect to certain payroll and sales tax obligations of approximately $84,000 and $267,000, respectively. In addition, the Company is in arrears with many of its vendors. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.   INCOME TAXES

     No provision or (benefit) for income taxes was recorded for the three and nine month periods ended January 31, 2000 due to the net losses. Any deferred tax assets which may have arisen during the period would have a full valuation allowance provided against such asset.

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

5.   COMMITMENTS AND CONTINGENCIES

     Litigation

     In October 1996, the United States Attorney for the Eastern District of New York obtained a federal grand jury indictment against, among others, the Company's former Chief Operating Officer, Leo Mangan, and former Special Securities Counsel, James Nearen, on charges that include violations of federal securities law, including fraudulent issuances of 700,000 shares of the Company's Common Stock. Mr. Mangan and Mr. Nearen both subsequently pleaded guilty to the charges in the Federal indictment. In addition, the Securities and Exchange Commission also instituted an investigation of the Company. No charges have been filed against the Company or any other current member of management as a result of the Eastern District investigation. On November 22, 1999 the Securities and Exchange Commission accepted the Company's settlement offer in its "Order Instituting Public Administrative Proceedings, Making Findings, Imposing Remedial Sanctions and Issuing Cease-and-Desist Order." Under the terms of the order the Company neither admitted nor denied any allegations and did not incur any monetary fines. The order requires the Company to develop and institute certain policies, procedures and manuals that will improve its corporate governance, including the adoption of an audit committee charter, a formal conflict of interest policy and a formal employee handbook. The order also requires the Company to obtain a secure off site storage facility to store its backup data files and system software and to make certain reporting disclosures. The Company has implemented such policies, procedures and manuals and made such disclosures. Additionally, the Company's special defense counsel has advised the Company that an Assistant United States Attorney confirmed that the Government, at this time, does not intend to proceed further with its investigation of the Company.

     The Company is a defendant in a litigation matter whereby one or more plaintiffs claim to be entitled to additional wages while working for a subcontractor of the Company. The amount of the claim has not been specified. Management is in negotiations to settle such claims for an amount not to exceed $25,000.

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

     Upon the occurrence of the change in control of the Company described above, options to purchase 2,000,000 shares of Common Stock exercisable at $.01 per share granted to Michael O'Reilly on September 12, 1996 vested and became exercisable over a five-year period. The Company recorded compensation expense in the amount of $138,080 due to this change in control.

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

     In addition, on October 29, 1999, the Company entered into an Employment Agreement with Michael O'Reilly. This agreement is for a term of five years, calls for a base salary of $260,000 per year and a bonus equal to 2.5% of the Company's pre-tax income (as that term is defined in the Employment Agreement). Upon the termination of Mr. O'Reilly's employment by the Company (other than termination for cause, death or disability or his resignation without good reason, as defined in the Employment Agreement), Mr. O'Reilly will be entitled to sell, in a single transaction, any or all of shares of Common Stock held by him as of October 29, 1999 and all shares of Common Stock underlying options to purchase shares of Common Stock of the Company held by him as of October 29, 1999 (collectively, the "O'Reilly Shares"), to the extent vested and exercisable, back to the Company (or pursuant to the Letter Agreement [as defined below], to Spotless to the extent that the Company's capital would be impaired by such a repurchase) at a mutually agreeable price. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. Similarly, pursuant to a letter agreement, dated as of October 29, 1999, by and between Michael O'Reilly and Spotless (the "Letter Agreement"), Michael O'Reilly has the right, upon receipt of notice that Spotless and any of its affiliates has acquired a beneficial ownership of more than seventy-five percent (75%) of the outstanding shares of Common Stock (on a fully diluted basis), to require Spotless to purchase, in a single transaction, the O'Reilly Shares. The purchase price applicable to any such purchase shall be at a price mutually agreed upon. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. As a condition precedent to requiring the Company or Spotless, as the case may be, to repurchase the O'Reilly Shares, Michael O'Reilly must forfeit the Conversion Date Option (as defined below), except to the extent that the Conversion Date Option is at that time vested and exercisable.

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

     In September  1999, the Company  borrowed  $100,000 from Spotless  Plastics
     (USA), Inc. The borrowings bore interest at a rate of 6% and were repaid with accrued interest in November 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the three and nine month periods ended January 31, 2000 and 1999, should be read in conjunction with the Consolidated Financial Statements contained herein, including the notes thereto.

This Item 2 and other items in this Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Forward-looking statements included in this Form 10-QSB involve known and unknown risks, uncertainties and other factors which could cause actual results, performance (financial and operating) or achievements expressed or implied by such forward looking statements not to occur or be realized. Such forward looking statements generally are based upon the best estimates by the Company of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward looking statements may be identified by the use of forward looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as the amount of the Company's revenues, the Company's ability to improve it's gross margin and limit or reduce its expenses, the frequency and magnitude of environmental disasters or disruptions, the effects of new laws or regulations relating to environmental remediation, the Company's ability to raise capital, the competitive environment within the Company's industry, dependence on key personnel, economic conditions, and the other factors and information disclosed and discussed in other sections in this Form 10-QSB, and in the Company's annual report on Form 10-KSB for the year ended April 30, 1999. Readers of this Form 10-QSB should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward looking statements.

RESULTS OF OPERATIONS

Net loss and net loss per share before extraordinary item for the three and nine month periods ended January 31, 2000 was ($495,321) and ($0.01) and ($2,072,141)
and ($.09), respectively, compared to a net loss and loss per share before extraordinary item for the three and nine month periods ended January 31, 1999 of ($979,943) and ( $.07) and ($381,737) and ($.03), respectively. Extraordinary item and extraordinary item per share for the nine month period ended January 31, 2000 was a loss of $100,000and ($.00).

Three Months Ended January 31, 2000 and 1999

Revenues for the quarter ended January 31, 2000 decreased by $564,736, or 18.5%, to $2,493,450 from $3,058,186 for the quarter ended January 31. 1999. The decrease in revenues for the quarter ended January 31, 2000 was primarily attributable to the Company's Trade-Winds Environmental Restoration Inc. subsidiary, where revenues decreased in construction and renovation by approximately $436,000 and revenues decreased in fireproofing by approximately $131,000. Such decline in revenues is principally attributable to limited working capital resources necessary to adequately support an increase in the volume or scope of contracts the Company was able to participate in during the quarter, and the inability of the Company to focus personnel on the development of revenue caused by the demand on key Company personnel's time needed to complete the negotiation of equity and debt investment with Spotless Plastics
(USA), Inc. during the previous quarter.

Gross margins for the three months ended January 31, 2000 increased to 13.2% from 5.4% for the three months ended January 31, 1999. Substantially all of the increase in gross margins is attributable to lower material costs associated with the lower construction and renovation revenue, as well as the mix of labor costs for services.

Selling, general and administrative expenses for the quarter ended January 31, 2000 increased by approximately $10,000 or 1.4%. Selling, general and administrative expenses as a percentage of sales increased in the quarter ended January 31, 2000 to 29.8% from 24% for the comparable prior year period primarily as a result of lower revenues for the quarter ended January 31, 2000.

Interest expense for the three months ended January 31, 2000 decreased by $130,378, or 53.2%, to $114,887 from $245,265 for the three months ended January 31, 1999. The decrease in interest expense is attributable to lower average loan balances and lower interest rates from the Company's principal lender compared to the prior year's comparable quarter. The Company anticipates maintaining the significantly lower interest costs in future periods as a result of the equity and debt transaction with Spotless Plastics (USA), Inc.

Nine Months Ended January 31, 2000 and 1999

Revenues for the first nine months of fiscal year 2000 decreased by $2,537,123, or 23.2%, to $8,461,373 from $11,018,496 for the first nine months of fiscal year 1999. The decrease in revenues for the nine months ended January 31, 2000 was primarily attributable to the Company's Trade-Winds Environmental Restoration Inc. subsidiary, where revenues decreased in construction and renovation by approximately $1,670,000. During this period revenue from asbestos and lead abatement declined by approximately $1,889,000, which was partially offset by increases in emergency response and other services. The Company's cash flow difficulties and interest cost considerations, prior to the transaction with Spotless Plastics (USA), Inc., limited its ability to fund additional construction and abatement projects. Additionally, the revenues for the Company's North Atlantic Laboratory subsidiary decreased by approximately $643,000 due to a loss of key personnel and the non-renewal of a major contract.

Gross margins for the nine months ended January 31, 2000 decreased to 19.2% from 23.6% for the nine months ended January 31, 1999. Approximately 2% of the decrease in gross margins is attributable to disproportionately higher labor costs during the nine months ended January 31, 2000 resulting from the change in the composition of the contracts performed during the period. Labor costs vary with the mix of services provided. The decline in gross margins is also
attributable  to  certain  indirect  costs  remaining   constant  despite  lower
revenues.

Selling, general and administrative expenses for the nine months ended January 31, 200 increased by $646,367, or 26.5%, to $3,083,128 from $2,436,761 for the nine months ended January 31, 1999. The increase was primarily attributable to the following items: bad debt expense of $110,000, a provision for litigated and disputed items of $160,000, accounting fees of $67,000, and state and local taxes, penalties and interest of approximately $230,000, legal and consulting fees related to the equity and debt financing with Spotless Plastics (USA), Inc. of $182,381, the compensatory effect of the vesting of options previously granted to Mr. Michael O'Reilly of $138,080 and compensation authorized by the Board of Directors to Mr. O'Reilly for his role as Chairman of the Board of Directors of $100,000. This increase was offset by a reduction in the sales force and advertising costs which decreased costs in the nine months by approximately $383,000 and $71,000, respectively.

Interest expense for the nine months ended January 31, 2000 was $662,101 as compared to $679,316 for the nine months ended January 31, 1999. The decrease in interest expense is attributable the savings in the third quarter of the current year due mostly to the debt and equity transaction with Spotless Plastics (USA), Inc. The Company anticipates significantly lower interest costs in future periods as a result of this transaction.

The extraordinary item - loss on the extinguishment of debt of $100,000 in the six months ended October 31, 1999 is due to a prepayment penalty paid to Business Alliance Capital Corporation, the Company's former principal lender.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of January 31, 2000 the Company has a stockholders' deficit of $2,502,544 and an accumulated deficit of $34,469,013. The Company has financed its operations to date primarily through issuances of debt and equity securities. At January 31, 2000 the Company had $753,285 in cash, and a working capital deficit of $565,372. In addition, as of January 31, 2000, the Company was in arrears with respect to certain payroll and sales tax obligations of approximately $84,000 and $267,000. The Company has paid down these arrears by $10,000 and $283,000 respectively, during the quarter. The Company expects to continue to pay down these arrears in the future from available working capital. In addition, the Company is in arrears with many of its vendors. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On October 29, 1999, the Company consummated an equity and debt financing transaction with Spotless Plastics (USA), Inc. that significantly improved the Company's liquidity and cash position. The Company received $2,500,000 in exchange for equity and $2,000,000 of debt financing. Management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. The Company currently has no credit facility for additional borrowing. Revenue growth is expected in new and existing service areas. As is common in the environmental services industry, payments for services rendered are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, the Company must typically fund project costs, including labor and bonding costs, from financing sources within and outside the Company. Certain contracts, in particular those with state or federal agencies, may provide for payment terms of up to 90 days or more and may require the posting of performance bonds which are generally not released until completion of the project. The Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

In September 1999, the Company borrowed $100,000 from Spotless Plastics (USA), Inc. The borrowings bore interest at a rate of 6% and was repaid with accrued interest in November 1999.

CASH FLOW

Net cash used by operating activities was $1,780,602 for the nine months ended January 31, 2000. The amount used by operating activities is primarily attributable to the net loss after adjusting for noncash items; increases and decreases in the assets and liabilities used approximately $831,000 of cash. The major components of this amount was used to decrease accounts payable and accrued expenses by $362,070 and a $238,982 decrease in payroll and sales tax payable resulting from the settlement of outstanding sales tax issues. Cash used in investing activities for the nine months ended January 31, 2000 was $140,326. This was primarily due to capital expenditures of $221,000 and an increase to other assets of $26,000, offset by the collection of a note receivable of $107,000. The net cash provided by financing activities for the nine months ended January 31, 2000 was $2,627,877. Of this amount, $1,968,000 was provided from the transaction with Spotless Plastics (USA), Inc., described above, after paying off the indebtedness to the Company's previous lender of approximately $2,622,000 and repayment of a short-term $100,000 loan to Spotless Plastics
(USA), Inc.

THE YEAR 2000

The Company has incurred costs of approximately $25,000 relating to actions taken to make its systems, services and infrastructure Year 2000 compliant, which the Company paid out of its working capital. To date, the Company has not experienced any material difficulties relating to Year 2000 computer problems, and does not anticipate any such material difficulties in the future. The Company intends to continue to monitor this situation.

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

        None

Item 3. Defaults Upon Senior Securities

        None


Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        Dan Rosenberg is no longer the Company's Chief Financial Officer and has been temporarily replaced by Charles L. Kelly, Chief Financial Officer and Vice President of Finance and Administration of Spotless Plastics (USA), Inc.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        27.    Financial Data Schedule

(b)     Reports on Form 8-K

        Current report on Form 8-K (Date of Report: December 1, 1999) filed with the SEC on December 8, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: March 15, 2000

                                        WINDSWEPT ENVIRONMENTAL GROUP, INC.



                                        By: /s/ Michael O'Reilly
                                            MICHAEL O'REILLY,
                                            Chairman and Chief Executive Officer



                                        By: /s/ Charles L. Kelly
                                            CHARLES L. KELLY
                                            Chief Financial Officer