Form 10QSB/A
period 1999-10-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2000-04-21
CIK 814915

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
                           CONSOLIDATED BALANCE SHEETS

                                                                     October 31,
                                                                         1999            April 30,
                                                                     (Unaudited)            1999
                                                                   ---------------     -------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                             $   2,150,849       $     46,336
  Accounts receivable, net of allowance for doubtful
   accounts of $210,000 and $100,000, respectively                     2,965,192          2,249,198
  Due from officer                                                          -               100,000
  Inventories                                                            153,193            129,620
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                               93,589            157,000
  Prepaid and other current assets                                       454,967            379,970
                                                                   --------------      -------------
     Total current assets                                              5,817,790          3,062,124

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $3,248,476 and $2,798,662, respectively                            1,966,191          2,333,530

OTHER ASSETS
  Goodwill, net of accumulated amortization of $50,653
   and $45,994, respectively                                              71,373             76,032
  Notes receivable, net of current portion of  $107,853 and
   $105,764, respectively                                                 84,469            110,912
  Other assets                                                           186,084            162,524
                                                                   --------------      -------------
  TOTAL ASSETS                                                     $   8,125,907       $  5,745,122
                                                                   ==============      =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $   4,170,642       $  3,558,041
  Notes payable - other                                                  229,725               -
  Note payable to affiliate                                              100,000               -
  Revolving credit note payable                                             -             1,200,596
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                 176,460            226,000
  Payroll taxes payable                                                  126,426            107,570
  Sales taxes payable                                                    581,703            481,826
  Current portion of long-term debt                                      388,963          1,033,502
  Obligations of unconsolidated subsidiary, net                          210,007            196,112
                                                                   -------------       -------------
     Total current liabilities                                         5,983,926          6,803,647

OTHER LIABILITIES
  Convertible notes                                                    2,680,000            790,000
  Long-term debt, net of current portion                                 154,580            198,732
                                                                   --------------      -------------
     Total liabilities                                                 8,818,506          7,792,379
                                                                   --------------      -------------
COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
 par value $.01; 1,300,000 shares issued
 and outstanding                                                       1,300,000          1,300,000
                                                                   --------------      -------------
REDEEMABLE COMMON STOCK                                                  152,096                  -
                                                                   --------------      -------------
STOCKHOLDERS' DEFICIT
  Preferred Stock, 10,000,000 shares authorized -
   1,300,000 Series A; 50,000 Series B; 8,650,000
   not designated
   Series B, par value $.01 issued
   and outstanding 9,346 and -0- shares, respectively                         93               -
  Common Stock, $.0001 par value,
   50,000,000 shares authorized; 38,443,254 and
   14,135,073 shares issued and outstanding,
   respectively                                                            3,844              1,414
  Additional paid-in capital                                          31,839,076         28,948,201
  Accumulated deficit                                                (33,987,708)       (32,296,872)
                                                                   --------------      -------------
     Total stockholders' deficit                                      (2,144,695)        (3,347,257)
                                                                   --------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   8,125,907       $  5,745,122
                                                                   ==============      =============

          See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (Unaudited)

                                                                      October 31,       October 31,
                                                                         1999              1998
                                                                     ------------      ------------
Revenues                                                             $ 3,186,392       $ 4,516,847
Cost of revenues                                                       2,680,776         3,206,378
                                                                     ------------      ------------
     Gross profit                                                        505,616         1,310,469

Selling, general and administrative expenses                           1,702,586           864,755
                                                                     ------------      ------------

     (Loss) income from operations                                    (1,196,970)          445,714
                                                                     ------------      ------------

Other income (expense):
   Interest expense                                                     (364,760)         (157,745)
   Other, net                                                             10,690            12,500
                                                                     ------------      ------------
     Total other (expense)                                              (354,069)         (145,245)
                                                                     ------------      ------------

     (Loss) income before extraordinary item and
          income tax benefit                                          (1,551,039)          300,469
Income tax benefit                                                          -             (275,000)
                                                                     ------------      ------------

     Net (loss) income before extraordinary item                      (1,551,039)          575,469
Extraordinary item:
     Loss on extinguishment of debt                                      100,000              -
                                                                     ------------      ------------
     Net (loss) income                                                (1,651,039)          575,469

Dividends on Series A Convertible Preferred Stock                         19,500            19,500
                                                                     ------------      ------------

     Net (loss) income attributable to common shareholders           $(1,670,539)      $   555,969
                                                                     ============      ============

Basic net (loss) income per common share
     before extraordinary item                                       $      (.09)      $       .04
Extraordinary item                                                          (.01)             -
                                                                     ------------      ------------
Basic net (loss) income per share                                    $      (.10)      $       .04
                                                                     ============      ============

Diluted net (loss) per common share                                  $      (.10)      $       .03
                                                                     ============      ============

Weighted average number of  common shares outstanding:
     Basic                                                            16,453,166        12,800,778
                                                                     ============      ============
     Diluted                                                          16,453,166        17,562,677
                                                                     ============      ============

          See accompanying notes to consolidated financial statements.

                                      -3-

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                                   (Unaudited)

                                                                      October 31,        October 31,
                                                                         1999               1998
                                                                     ------------      --------------
Revenues                                                             $ 5,967,923       $  7,760,310
Cost of revenues                                                       4,668,489          5,527,535
                                                                     ------------      -------------
     Gross profit                                                      1,299,434          2,432,775

Selling, general and administrative expenses                           2,353,928          1,703,350
                                                                     -----------       -------------

     (Loss) income from operations                                    (1,054,494)           729,425
                                                                     ------------      -------------
Other income (expense):
     Interest expense                                                   (547,213)          (434,051)
     Other, net                                                           10,871             27,832
                                                                     ------------      -------------
          Total other (expense)                                         (536,342)          (406,219)

          (Loss) income before extraordinary item and
               income tax benefit                                     (1,590,836)           323,206
Income tax benefit                                                          -              (275,000)
                                                                     ------------      -------------
          Net (loss) income before extraordinary item                 (1,590,836)           598,206
Extraordinary item
          Loss on extinguishment of debt                                 100,000               -
                                                                     ------------      -------------
          Net (loss) income                                           (1,690,836)           598,206

Dividends on Series A Convertible Preferred Stock                         39,000             39,000
                                                                     ------------      -------------
          Net (loss) income attributable to common shareholders      $(1,729,836)      $    559,206
                                                                     ============      =============

Basic net (loss) income per common share
          before extraordinary item                                  $      (.10)      $        .04
Extraordinary item                                                          (.01)             -
                                                                     ------------      -------------
Basic net (loss) income per share                                    $      (.11)      $        .04
                                                                     ============      =============
Diluted net (loss) per common share                                  $      .(11)      $        .04
                                                                     ============      =============
Weighted average number of common shares outstanding:

     Basic                                                            15,558,485         12,463,486
                                                                     ============      =============
     Diluted                                                          15,558,485         17,192,329
                                                                     ============      =============

  See accompanying notes to consolidated financial statements.

                                      -4-

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1999
                                   (Unaudited)



                                             Common Stock         Preferred Stock
                                             ------------         ---------------      Additional
                                          Number of      Par     Number of    Par        Paid-in       Accumulated
                                           Shares       Value      Shares    Value       Capital          Deficit         Total
                                         ----------    -------   ---------   -----     ----------      ------------    ------------

Balance at April 30, 1999                14,135,073    $ 1,414                       $  28,948,201     $(32,296,872)   $(3,347,257)

Proceeds from private placements of
common and preferred stock               23,167,017      2,317      9,346      93        2,639,940                       2,642,350

Exercise of stock option                      7,000          1                               2,624                           2,625

Issuance of common stock for services       863,450         86                             201,723                         201,809

Issuance of common stock for employee
and director compensation                    25,000          2                               5,076                           5,078

Compensation related to officer options                                                    138,080                         138,080

Issuance of common stock for accrued
preferred stock dividends and related
interest                                    225,714         22                              70,514                          70,536

Note conversion                              20,000          2                               9,998                          10,000

Dividends on preferred stock                      -          -                             (39,000)                        (39,000)

Net loss                                          -          -                                   -       (1,690,836)    (1,690,836)
                                         ----------    -------     ------    -----  --------------    --------------   ------------
Balance at October 31, 1999              38,443,254    $ 3,844      9,346    $  93  $   31,839,076    $ (33,987,708)   $(2,144,695)
                                         ==========    =======     ======    =====  ==============    ==============   ============

          See accompanying notes to consolidated financial statements.

                                      -5-

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                   (Unaudited)

                                                                                       October 31,      October 31,
                                                                                          1999              1998
                                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                                 $(1,690,836)     $  598,206
    Adjustments  to  reconcile  net (loss)  income to net cash used by operating activities:
      Depreciation and amortization                                                       473,998         505,886
      Provision for doubtful accounts                                                     110,000          15,393
      Issuance of common stock for director compensation                                    5,078            -
      Compensation related to officer options and redeemable
        common stock                                                                      152,096            -
      Issuance of common stock for services                                               201,809          59,662
      Issuance of common stock for dividends and
        related interest on redeemable preferred stock                                     70,536            -
      Gain on disposal of equipment                                                          -            (15,332)
      Deferred income taxes                                                                  -           (275,000)
     Changes in operating assets and liabilities:
      Accounts receivable                                                                (825,994)       (541,015)
      Due from officer                                                                    100,000            -
      Inventories                                                                         (23,573)         (2,267)
      Costs and estimated earnings in excess of billings on uncompleted contracts          63,411          17,352
      Prepaid and other current assets                                                    (74,997)         92,525
      Accounts payable and accrued expenses                                               612,601         131,721
      Payroll and sales taxes payable                                                     118,733        (533,803)
      Obligations of unconsolidated subsidiary                                             13,895            -
      Billings in excess of costs and estimated earnings  on uncompleted contracts        (49,540)       (103,500)
                                                                                      ------------     -----------
NET CASH USED IN OPERATING ACTIVITIES                                                    (742,783)        (50,172)
                                                                                      ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Collection of notes receivable                                                          26,443          28,137
   Other assets                                                                           (43,085)           -
   Proceeds from insurance settlement                                                        -             20,332
   Purchases of property and equipment                                                    (82,475)       (188,405)
                                                                                      ------------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                                     (99,117)       (139,936)
                                                                                      ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt and factor advances                             (788,691)     (2,230,286)
    Payments of revolving bank line, net                                               (1,200,596)      1,984,420
    Proceeds from equipment term loan                                                        -            595,000
    Proceeds from private placements                                                    2,642,350            -
    Proceeds from issuance of  short term notes                                           238,779            -
    Payments on short term notes                                                           (9,054)           -
    Proceeds from notes due affiliate                                                   2,100,000            -
    Dividends paid on redeemable preferred stock                                          (39,000)        (19,500)
    Proceeds from exercise of stock options                                                 2,625            -
    Proceeds from issuance of Common Stock                                                   -            130,000
                                                                                      ------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               2,946,413         459,634
                                                                                      ------------     -----------

NET INCREASE IN CASH                                                                    2,104,513         269,526

CASH - BEGINNING                                                                           46,336          33,915
                                                                                      ------------     -----------

CASH - ENDING                                                                         $ 2,150,849      $  303,441
                                                                                      ===========      ===========

Cash paid during the period for:
Interest                                                                              $   566,797      $  385,152
                                                                                      ===========      ==========
Taxes                                                                                 $      -         $    2,750
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

2.   LIQUIDITY AND BUSINESS RISKS

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31,
     1999 the Company has a stockholders' deficit of $2,144,695 and an accumulated deficit of $33,987,708. The Company has financed its operations to date primarily through issuances of debt and equity securities. At October 31, 1999 the Company had $2,150,849 in cash, and a working capital deficit of $166,136. In addition, as of October 31,
     1999, the Company was in arrears with respect to certain payroll and sales tax obligations of approximately $90,000 and $550,000, respectively. In addition, the Company is in arrears with many of its vendors. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     In addition, on October 29, 1999, the Company entered into an Employment Agreement with Michael O'Reilly. This agreement is for a term of five years, calls for a base salary of $260,000 per year and a bonus equal to 2.5% of the Company's pre-tax income (as that term is defined in the Employment Agreement). Upon the termination of Mr. O'Reilly's employment by the Company (other than termination for cause, death or disability or his resignation without good reason, as defined in the Employment Agreement). Mr. O'Reilly will be entitled to sell, in a single transaction, any or all of shares of Common Stock held by him as of October 29, 1999 and all shares of Common Stock underlying options to purchase shares of Common Stock of the Company held by him as of October 29, 1999 (collectively, the "O'Reilly Shares"), to the extent vested and exercisable, back to the Company (or pursuant to the Letter Agreement [as defined below], to Spotless to the extent that the Company's capital would be impaired by such a repurchase) at a mutually agreeable price. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. Similarly, pursuant to a letter agreement, dated as of October 29, 1999, by and between Michael O'Reilly and Spotless (the "Letter Agreement"), Michael O'Reilly has the right, upon receipt of notice that Spotless and any of its affiliates has acquired a beneficial ownership of more than seventy-five percent (75%) of the outstanding shares of Common Stock (on a fully diluted basis), to require Spotless to purchase, in a single transaction, the O'Reilly Shares. The purchase price applicable to any such purchase shall be at a price mutually agreed upon. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. As a condition precedent to requiring the Company or Spotless, as the case may be, to repurchase the O'Reilly Shares, Michael O'Reilly must forfeit the Conversion Date Option (as defined below), except to the extent that the Conversion Date Option is at that time vested and exercisable. Based upon the terms of the Employment Agreement, the Company recorded compensation expense in the amount of $14,016 based upon the fair market value of the Common Stock held by Michael O'Reilly.

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

RESULTS OF OPERATIONS

Net loss and net loss per share before extraordinary item for the three and six month periods ended October 31,1999 was ($1,551,039) and ($.09) and ($1,590,836)
and ($.10), respectively, compared to a net income and income per share before extraordinary item for the three and six-month periods ended October 31, 1998 of $575,469 and $.04 and $598,206 and $.04, respectively. Extraordinary item and extraordinary item per share for both the three and six month periods ended October 31, 1999 was a loss of $100,000 or ($.01). There was no extraordinary item in the comparable three and six month periods ended October 31, 1998. Net loss and net loss per share for the three and six month periods ended October 31,1999 was ($1,651,039) and ($.10) and ($1,690,836) and ($.11), respectively, compared to a net income and income per share for the three and six-month periods ended October 31, 1998 of $575,469 and $.04 and $598,206 and $.04,
respectively.

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

Selling, general and administrative expenses for the quarter ended October 31, 1999 increased by $837,831, or 97%, to $1,702,586 from $864,755 in the quarter ended October 31, 1998. The increase was primarily attributable to the following items: bad debt expense of $110,000, a provision for litigated and disputed items of $160,000, accounting fees of $52,000, state and local taxes, penalties and interest of approximately $230,000, legal and consulting fees related to the equity and debt financing with Spotless Plastics (USA) Inc. of $182,381, the compensatory effect of redeemable common stock and the vesting of options previously granted to Mr. Michael O'Reilly of $152,096 and compensation authorized by the Board of Directors to Mr. O'Reilly for his role as Chairman of the Board of Directors of $100,000. This increase was partially offset by a reduction in the sales force which decreased costs in the quarter by approximately $142,000.

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

Selling, general and administrative expenses for the six months ended October 31, 1999 increased by $650,578, or 38%, to $2,353,928 from $1,703,350 in the six months ended October 31, 1998. The increase was primarily attributable to the following items: bad debt expense of $110,000, a provision for litigated and disputed items of $160,000, accounting fees of $52,000, and state and local taxes, penalties and interest of approximately $230,000, legal and consulting fees related to the equity and debt financing with Spotless Plastics (USA) Inc. of $182,381, the compensatory effect of redeemable common stock and the vesting of options previously granted to Mr . Michael O'Reilly of $152,096 and compensation authorized by the Board of Directors to Mr. O'Reilly for his role as Chairman of the Board of Directors of $100,000. This increase was offset by a reduction in the sales force and advertising costs which decreased costs in the six months by approximately $267,000 and $61,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 1999 the Company has a stockholders' deficit of $2,144,695 and an accumulated deficit of $33,987,708. The Company has financed its operations to date primarily through issuances of debt and equity securities. At October 31, 1999 the Company had $2,150,849 in cash, and a working capital deficit of $166,136. In addition, as of October 31, 1999, the Company was in arrears with respect to certain payroll and sales tax obligations of approximately $90,000 and $550,000, respectively. In addition, the Company is in arrears with many of its vendors. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 6. Exhibits and Reports on Form 8-K
(a)  Exhibits:

3.1. Certificate of Designations for Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
4.1. Specimen Series B Preferred Stock certificate (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (Date of
          Report:  October 29, 1999) filed with the SEC on November 12, 1999).
10.1 Subscription Agreement dated October 29, 1999 between the Registrant and Spotless Plastics (USA), Inc. (incorporated by reference to
          Exhibit 10.1 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
10.2 Convertible Promissory Note dated October 29, 1999 issued by the Registrant to Spotless Plastics (USA), Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
10.3. Form of Security Agreement dated October 29, 1999 between each of the Registrant, Trade-Winds Environmental Remediation, Inc., North Atlantic Laboratories, Inc. and New York Testing, Inc. and Spotless Plastics (USA), Inc. (incorporated by reference to Exhibit
          10.3 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
10.4. Employment Agreement dated October 29, 1999 between the Registrant and Michael O'Reilly (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
10.5. Stock Option Agreement dated October 29, 1999 between the Registrant and Michael O'Reilly (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
10.6. Stock Option Agreement dated October 29, 1999 between the Registrant and Michael O'Reilly relating to options vesting upon exercise of the convertible note (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
10.7. Letter Agreement dated October 29, 1999 between Michael O'Reilly and Spotless Plastics (USA), Inc. (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).
16.1      Letter  December  7, 1999 from  BDO  Seidman  to  the  Securities  and
          Exchange Commission (incorporated by reference to Exhibit 16 to Current Report on Form 8-K (date of Report: December 1, 1999) filed with the SEC on December 8, 1999).
27.       Restated Financial  Data Schedule.

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

Dated:  April 21, 2000

                                   WINDSWEPT ENVIRONMENTAL GROUP, INC.



                                   By: /s/ Michael O'Reilly
                                   MICHAEL O'REILLY,
                                   Chairman and Chief Executive Officer



                                   By: /s/ Charles L. Kelly
                                   CHARLES L. KELLY,
                                   Chief Financial Officer