Form 10QSB/A
period 2000-01-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2000-04-21
CIK 814915

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

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  January 31,
                                                                                     2000          April 30,
                                                                                  (Unaudited)        1999
                                                                                  -----------      ---------
                                     ASSETS
CURRENT ASSETS
     Cash                                                                       $     753,285    $     46,336
     Accounts receivable, net of allowance for doubtful
     accounts of $210,000 and $100,000, respectively                                2,458,026       2,249,198
     Due from officer                                                                   -             100,000
     Inventories                                                                      179,298         129,620
     Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                          85,507         157,000
     Prepaid and other current assets                                                 304,417         379,970
                                                                                -------------    ------------
          Total current assets                                                      3,780,533       3,062,124
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $3,465,701 and $2,798,662, respectively                                        1,887,715       2,333,530

OTHER ASSETS
     Goodwill, net of accumulated amortization of $53,020
     and $45,994, respectively                                                         69,006          76,032
     Notes receivable, net of current portion of  $57,141 and
     $105,764, respectively                                                             3,557         110,912
     Other assets                                                                     166,097         162,524
                                                                                -------------    ------------

     TOTAL ASSETS                                                               $   5,906,908    $  5,745,122
                                                                                =============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                      $   3,195,971    $  3,558,041
     Notes payable - other                                                            216,775            -
     Revolving credit note payable                                                      -           1,200,596
     Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                            103,704         226,000
     Payroll taxes payable                                                             83,772         107,570
     Sales taxes payable                                                              266,642         481,826
     Current portion of long-term debt                                                269,034       1,033,502
     Obligations of unconsolidated subsidiary, net                                    210,007         196,112
                                                                                -------------    ------------
          Total current liabilities                                                 4,345,905       6,803,647

OTHER LIABILITIES
     Convertible notes                                                              2,680,000         790,000
     Long-term debt, net of current portion                                            83,547         198,732
                                                                                -------------    ------------
          Total liabilities                                                         7,109,452       7,792,379
                                                                                -------------    ------------

COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
par value $.01; 1,300,000 shares issued and outstanding                             1,300,000       1,300,000
                                                                                -------------    ------------
REDEEMABLE COMMON STOCK                                                               152,096               -
                                                                                -------------    ------------
STOCKHOLDERS' DEFICIT
     Preferred Stock, 10,000,000 shares authorized - 1,300,000 Series A;
     50,000 Series B; 8,650,000 not designated
     Series B, par value $.01 issued and outstanding 9,346 and -0- shares,
     respectively                                                                          93            -
     Common Stock, $.0001 par value,
     50,000,000 shares authorized; 38,456,254 and 14,135,073 shares
     issued and outstanding, respectively                                               3,846           1,414
     Additional paid-in capital                                                    31,824,450      28,948,201
     Accumulated deficit                                                          (34,483,029)    (32,296,872)
                                                                                -------------     -----------
Total stockholders' deficit                                                        (2,654,640)     (3,347,257)
                                                                                -------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $   5,906,908     $ 5,745,122
                                                                                =============     ============

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

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                                   (Unaudited)

                                                                 January 31,         January 31,
                                                                    2000                1999
                                                                ------------        ------------
Revenues                                                        $  8,461,373        $ 11,018,496
Cost of revenues                                                   6,832,985           8,421,988
                                                                ------------        ------------
     Gross margin                                                  1,628,388           2,596,508

Selling, general and administrative expenses                       3,097,144           2,436,761
                                                                ------------        ------------

     (Loss) income from operations                                (1,468,756)            159,747
                                                                ------------        ------------

Other income (expense):
   Interest expense                                                 (662,101)           (679,316)
   Other, net                                                         44,700              27,832
                                                                ------------        ------------
     Total other expense                                            (617,401)           (651,484)

     Loss before extraordinary item and
     income tax benefit                                           (2,086,157)           (491,737)
Income tax benefit                                                      -                110,000
                                                                ------------        ------------
     Net loss before extraordinary item                           (2,086,157)           (381,737)
Extraordinary item - loss on extinguishment of debt                  100,000                -
                                                                ------------        ------------
     Net loss                                                     (2,186,157)           (381,737)

Dividends on Series A Convertible Preferred Stock                     58,500              58,500
                                                                ------------        ------------

     Net loss attributable to common shareholders               $ (2,244,657)       $   (440,237)
                                                                ============        ============

Basic net loss per common share
   Before extraordinary item                                    $       (.09)       $       (.03)
   Extraordinary item                                                   (.00)               (.00)
                                                                ------------        ------------
   Basic net loss per share                                     $       (.09)       $       (.03)
                                                                ============        ============

Diluted net loss per common share                               $       (.09)       $       (.03)
                                                                ============        ============
Weighted average number of common shares outstanding:

     Basic and diluted                                            23,190,321          12,779,318
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

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2000
                                   (Unaudited)


                                             Common Stock          Preferred Stock        Additional
                                       Number of       Par        Number of       Par      Paid-in       Accumulated
                                        Shares        Value        Shares        Value     Capital         Deficit        Total
                                       ---------      -----       ---------      -----    ----------     -----------    ---------

Balance at May 1, 1999                 14,135,073    $ 1,414                              $28,948,201    $(32,296,872)  $(3,347,257)

Proceeds from private placements
of common and preferred stock          23,167,017      2,317        9,346          93       2,639,940                     2,642,350

Exercise of stock options                  20,000          2                                    7,498                         7,500

Issuance of common stock for services     863,450         86                                  201,723                       201,809

Issuance of common stock for employee
and director compensation                  25,000          3                                    5,076                         5,079

Compensation related to officer options                                                       138,080                       138,080

Issuance of common stock for accrued
preferred stock dividends and related
interest                                  225,714         22                                   70,514                        70,536

Note conversion                            20,000          2                                    9,998                        10,000

Dividends on preferred stock                   -           -                                  (58,500)                      (58,500)

Net loss                                       -           -                                        -      (2,186,157)   (2,186,157)
                                       ----------    -------        -----       -----     -----------    ------------   -----------

Balance at January 31, 2000            38,456,254    $ 3,846        9,346       $  93     $31,824,450    $(34,483,029)  $(2,654,640)
                                       ==========    =======        =====       =====     ===========    ============   ===========

          See accompanying notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                   (Unaudited)

                                                                                        January 31,           January 31,
                                                                                           2000                  1999
                                                                                        -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                          $ (2,186,157)          $  (381,737)
     Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                                                        696,949               755,568
       Provision (credit) for doubtful accounts                                             110,000                (3,948)
       Issuance of common stock and stock options for director compensation                   5,078                   -
       Compensation related to officer options and redeemable common stock                  152,096                   -
       Issuance of common stock and stock options for services                              201,809               138,274
       Issuance of common stock for dividends and
       related interest on redeemable preferred stock                                        70,536                   -
       Gain on disposal of equipment                                                            -                 (15,332)
       Deferred income taxes                                                                    -                (110,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                 (318,828)             (319,454)
       Due from officer                                                                     100,000              (100,000)
       Inventories                                                                          (49,678)               14,021
       Costs and estimated earnings in excess of billings on uncompleted contracts           71,493                37,557
       Prepaid and other current assets                                                      75,553               205,304
       Accounts payable and accrued expenses                                               (362,070)              330,347
       Payroll and sales taxes payable                                                     (238,982)             (422,335)
       Obligations of unconsolidated subsidiary                                              13,895                   -
       Billings in excess of costs and estimated earnings  on uncompleted contracts        (122,296)              (45,779)
                                                                                        -----------           -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                      (1,780,602)               82,486
                                                                                        -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Collection of notes receivable                                                         107,355                42,651
     Other assets                                                                           (26,457)                8,103
     Proceeds from insurance settlement                                                         -                  20,332
     Purchases of property and equipment                                                   (221,224)             (293,346)
                                                                                        -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                                      (140,326)             (222,260)
                                                                                        -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments of long-term debt and factor advances                              (979,653)           (2,374,317)
     (Payments) proceeds of revolving bank line, net                                     (1,200,596)            1,875,512
     Proceeds from equipment term loan                                                          -                 595,000
     Proceeds from private placements                                                     2,642,351                   -
     Proceeds from issuance of  short term notes                                            225,829                   -
     Payments on short term notes                                                            (9,054)                  -
     Proceeds from notes due affiliate                                                    2,000,000                   -
     Dividends paid on redeemable preferred stock                                           (58,500)              (19,500)
     Proceeds from exercise of stock options                                                  7,500                   -
     Proceeds from issuance of Common Stock                                                     -                 130,000
                                                                                        -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 2,627,877               206,695
                                                                                        -----------           -----------

NET INCREASE IN CASH                                                                        706,949                66,921

CASH - BEGINNING OF PERIOD                                                                   46,336                33,915
                                                                                        -----------           -----------

CASH - END OF PERIOD                                                                    $   753,285           $   100,836
                                                                                        ===========           ===========

Cash paid during the period for:
Interest                                                                                $   767,527           $   594,755
                                                                                        ===========           ===========
Taxes                                                                                   $    -                $     2,750
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

2.   LIQUIDITY AND BUSINESS RISKS

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of January 31, 2000 the Company had a stockholders' deficit of $2,654,640 and an accumulated deficit of $34,483,029. The Company has financed its operations to date primarily through issuances of debt and equity securities. At January 31, 2000 the Company had $753,285 in cash, and a working capital deficit of $565,372. In addition, as of January 31, 2000, the Company was in arrears with respect to certain payroll and sales tax obligations of approximately $84,000 and $267,000, respectively. In addition, the Company is in arrears with many of its vendors. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Net loss and net loss per share before extraordinary item for the three and nine month periods ended January 31, 2000 was ($495,321) and ($0.01) and ($2,086,157)
and ($.09), respectively, compared to a net loss and loss per share before extraordinary item for the three and nine month periods ended January 31, 1999 of ($979,943) and ( $.07) and ($381,737) and ($.03), respectively. Extraordinary item and extraordinary item per share for the nine month period ended January 31, 2000 was a loss of $100,000and ($.00).

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

Selling, general and administrative expenses for the nine months ended January 31, 200 increased by $660,383, or 27.1%, to $3,097,144 from $2,436,761 for the nine months ended January 31, 1999. The increase was primarily attributable to the following items: bad debt expense of $110,000, a provision for litigated and disputed items of $160,000, accounting fees of $67,000, and state and local taxes, penalties and interest of approximately $230,000, legal and consulting fees related to the equity and debt financing with Spotless Plastics (USA), Inc. of $182,381, the compensatory effect of redeemable common stock and the vesting of options previously granted to Mr. Michael O'Reilly of $152,096 and compensation authorized by the Board of Directors to Mr. O'Reilly for his role as Chairman of the Board of Directors of $100,000. This increase was offset by a reduction in the sales force and advertising costs which decreased costs in the nine months by approximately $383,000 and $71,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. As of January 31, 2000 the Company has a stockholders' deficit of $2,654,640 and an accumulated deficit of $34,483,029. The Company has financed its operations to date primarily through issuances of debt and equity securities. At January 31, 2000 the Company had $753,285 in cash, and a working capital deficit of $565,372. In addition, as of January 31, 2000, the Company was in arrears with respect to certain payroll and sales tax obligations of approximately $84,000 and $267,000. The Company has paid down these arrears by $10,000 and $283,000 respectively, during the quarter. The Company expects to continue to pay down these arrears in the future from available working capital. In addition, the Company is in arrears with many of its vendors. These factors raise substantial doubt about the

Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. On October 29, 1999, the Company consummated an equity and debt financing transaction with Spotless Plastics (USA), Inc. that significantly improved the Company's liquidity and cash position. The Company received $2,500,000 in exchange for equity and $2,000,000 of debt financing. Management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. The Company currently has no credit facility for additional borrowing. Revenue growth is expected in new and existing service areas. As is common in the environmental services industry, payments for services rendered are generally received pursuant to specific draw schedules after services are rendered. Thus, pending the receipt of payments for services rendered, the Company must typically fund project costs, including labor and bonding costs, from financing sources within and outside the Company. Certain contracts, in particular those with state or federal agencies, may provide for payment terms of up to 90 days or more and may require the posting of performance bonds which are generally not released until completion of the project. The Company is striving to improve its gross margin and control its selling, general, and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to successfully bid on environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

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

        27.    Restated Financial Data Schedule

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