Form 10KSB
period 2000-04-30
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2000-08-14
CIK 814915

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                    Annual Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2000

                           Commission File No. 0-17072

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                 (name of small business issuer in its charter)

Delaware                                            11-2844247
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

100 Sweeneydale Avenue, Bay Shore, New York         11706
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number:    (631) 434-1300

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $12,845,165.

Based upon the average bid and ask price on July 24, 2000 ($0.19 per share), the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2,981,176.

As of July 24, 2000, the issuer had 38,456,254 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)
Yes _     No X

                                     PART I

Introductory Comment - Forward Looking Statements

Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

        - the market acceptance and amount of sales of the Company's services,
        - the Company's success in increasing revenues and reducing expenses,
        - the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services the Company provides,
        - the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation,
        - the competitive environment within the industries in which the Company operates,
        -       the  Company's  ability  to  raise additional  capital,
        - the Company's ability to attract and retain qualified personnel, and
        - the other factors and information disclosed and discussed under the "Risk Factors" section of Item 1 and in other sections of this Annual Report on Form 10-KSB.

Investors should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Windswept Environmental Group, Inc. ("Windswept" or "the Company"), through its wholly-owned subsidiaries, provides a full array of emergency response, remediation and disaster restoration services to a broad range of clients. The Company has expertise in areas of hazardous materials remediation, testing, toxicology, training, wetlands restoration, wildlife and natural resources rehabilitation, technical advisory, restoration and site renovation services. The Company believes that it has assembled the resources, including key environmental professionals, construction managers, and specialized equipment to become a leader in the expanding worldwide emergency services market. The Company further believes that few competitors provide the diverse range of services provided by Windswept on an emergency response basis. Management believes that its unique breadth of services and its emergency response capability has positioned the Company for rapid growth in this expanding market.

The Company was incorporated under the laws of the state of Delaware on March 21, 1986 under the name International Bankcard Services Corporation, which was subsequently changed to Comprehensive Environmental Systems, Inc. On March 19, 1997, the Company's name was changed to its present name. The Company's principal executive offices are located at 100 Sweeneydale Avenue, Bay Shore, New York, 11706. The Company's telephone number is (631) 434-1300.

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

On October 29, 1999, the Company entered into a subscription agreement with Spotless Plastics (USA), Inc. ("Spotless"), a Delaware corporation, pursuant to which the Company sold to Windswept Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and a wholly-owned subsidiary of Spotless, 22,284,683 shares (the "Acquisition Corp. Common Shares") of common stock, par value $.0001 per share ("Common Stock"), and 9,346 shares of Series B Convertible Preferred Stock, par value $.01 per share ("Series B Preferred"), for an aggregate subscription price of $2,500,000 or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred. Each share of Series B Preferred has the equivalent voting power of 1,000 shares of Common Stock. Each share of Series B Preferred is convertible into 1,000 shares of Common Stock. As of July 15, 2000, the Acquisition Corp. Common Shares represented approximately 58% of the outstanding Common Stock and the Acquisition Corp. Common Shares and Series B Preferred shares collectively represented approximately 66% of the voting power of the outstanding securities of the Company.

In addition, the Company and Trade-Winds, NAL and NYTL, each of which is a wholly-owned subsidiary of the Company, as joint and several obligors (collectively, the "Obligors"), borrowed $2,000,000 from Spotless. This borrowing is evidenced by a secured convertible promissory note, dated October 29, 1999 (the "Note"). Outstanding principal under the Note bears interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus an additional 1% and is payable monthly. The Note matures on October 29, 2004, unless Spotless elects to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under the Note is convertible, at the option of Spotless, in whole or in part, at any time, into shares of Common Stock at the rate of one share of Common Stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals have not been obtained at the time of conversion, into shares of Series B Preferred at the rate of one share of Series B Preferred for every $79.04 of principal and accrued interest so converted). In connection with the Note, each of the Obligors granted to Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999.

As a result of the conversion features of the Series B Preferred and the Note, as of July 15, 2000, if Acquisition Corp. were to convert its Series B Preferred shares into Common Stock and Spotless were to convert all of the outstanding $2 million principal amount and $84,390 accrued and unpaid interest under the Note into Common Stock, Acquisition Corp. and Spotless would collectively own 58,002,013 shares, or approximately 78%, of the then issued and outstanding shares of Common Stock.

BUSINESS

Operations

In order to position itself into stronger and more profitable markets, the Company has evolved during the past three years from an asbestos abatement contractor to a hazardous materials clean-up and natural resource restoration firm, and finally, to a full service emergency response provider. The Company provides a broad range of services through vertically integrated businesses in the service areas described below:

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

The Company has specially trained emergency response teams that respond to both hazardous and non-hazardous spills and other emergencies on land and water on a 24 hour, seven day a week basis. The following examples are types of emergencies for which the Company is capable of conducting response and remediation services: explosions, fires, earthquakes, mudslides, hazardous spills, transportation catastrophes, storms, hurricanes, tornadoes, floods, and biological threats.

The Company believes that its comprehensive emergency response abilities have greatly expanded its customer base to include those entities that value immediate response, enhanced capabilities and customer service. The Company's customers include Fortune 500TM companies, insurance companies, industrial concerns, oil companies, banks, school districts, state, local and county governments, commercial building owners and real estate development concerns. Currently, the Company's customers include Keyspan Energy Corporation, Long Island Rail Road, State Farm Insurance Company, Travelers Insurance Company and the New York State Department of Environmental Conservation for services including hazardous materials spill response, oil spill containment, sub-surface investigation and site remediation.

Management expects insurance loss remediation and restoration to be an increasingly significant portion of the Company's future revenues. In order to address the needs of the insurance industry, the Company has dedicated itself toward the strategic integration of all of its services. As a result, the Company provides its insurance customers with the capability to respond to virtually any type of insurance loss. The Company believes that it is able to perform all the tasks necessary to rapidly restore a property to pre-loss conditions, thus minimizing dislocation, downtime and business interruption.

The Company estimates that in excess of 50% of its revenues are derived from previously served customers. Insurance customers represent a substantial portion of the Company's target market; those with recurring needs for emergency services. During the Company's fiscal year ended April 30, 2000 ("fiscal 2000"), billings to insurance customers represented approximately 17% of total billings. During fiscal 2000, two of the Company's customers accounted for approximately 30% of its total billings. While the Company intends to increase the amount of work performed for entities other than these two customers, it expects to continue to be dependent on these customers. The Company has repeat business with many of its customers, although the level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of the Company's services. However, because of the significant expansion of the Company's customer base and services provided, the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition and results of operations. See "Risk Factors" section of
Item 1.

In order to provide emergency response services, it is necessary for the Company to employ a professional staff and to maintain an inventory of vehicles, equipment and supplies. The Company currently maintains a fleet of twenty- four spill response vessels with skimmer, diving and booming capabilities, forty vehicles (including vacuum trucks, earth moving equipment, supply trucks and drilling vehicles) and twenty-nine trailers equipped with various capabilities (such as a mobile wildlife clinic). The Company has the equipment capacity to move 100,000 gallons of environmental waste in any 24-hour period directly to a disposal facility either in drums, roll-offs or directly in tanker trucks.

The Company has on its staff experts and licensed personnel in natural resource restoration, spill response, hazardous material clean-up, wildlife rehabilitation, environmental investigation and testing, construction, oil spill response, and health and safety. The Company's staff includes three United States Coast Guard certified captains and certified divers. The Company employs 16 wildlife rehabilitators, 21 certified asbestos handlers, 14 accredited lead workers, 17 certified hazardous material workers, and a chemical engineer, as well as individuals with various other applicable expertise.

Competition

The environmental industry in the United States has developed rapidly since the passage of the Resources Conservation and Recovery Act of 1976 ("RCRA") and is highly competitive. The Company believes that the industry is going through a rapid transition resulting from several mergers and consolidations during the last two years. Several large companies have emerged from this transition period but the Company believes that the industry still has numerous small and medium-sized companies serving niche markets according to geography, industry, media (air, water, soil, etc.), and technological specialization (bioremediations, etc.).

The Company competes with approximately twenty environmental remediation companies of similar size and approximately fifty construction firms of all sizes, and believes that few of its competitors provide the full array of services that the Company performs as an emergency response firm. The Company differentiates itself from its competitors by providing some unique services (such as wildlife rehabilitation, natural resource recovery, water spill clean-up, forensic testing, biohazard clean-up) and complementary packages of services. For example, the oil spill response service line includes the Company's wetlands/natural resource restoration, laboratory and construction related services. The Company further believes that the turnkey approach to the emergency response business provides a distinct advantage over its competition.

The Company has obtained a "Class E" marine oil spill response designation from the United States Coast Guard. This designation, which is the highest designation that can be obtained, allows the Company to respond to contamination containment spills, such as oil tanker disasters. The Company believes that it is one of approximately ten companies in the Northeastern United States with this "Class E" designation. To the best of management's knowledge, only two companies on the east coast of the United States perform on-site natural resource restoration/wildlife rehabilitation. The Company believes that it is the only company in the Northeastern United States to possess both of these critical oil spill response capabilities.

The Company believes that the principal competitive factors applicable to all areas of its business are price, breadth of services offered, ability to collect and transport waste products efficiently, reputation for customer service and dependability, technical proficiency and environmental integrity, operational experience, quality of working relations with federal, state and local environmental regulators and proximity to customers and licensed waste disposal sites. The Company further believes that it is, and will continue to be, able to compete favorably on the basis of these factors. However, many of the Company's competitors have financial and capital equipment resources that are greater. Additionally, at any time and from time to time, the Company may face competition from new entrants into the industry. The Company may also face competition from technologies that may be introduced in the future, and there can be no assurance that the Company will be successful in meeting the challenges that may be created by competition in the future.

The Company's ability to compete effectively depends upon its success in networking, generating leads and bidding opportunities through its marketing efforts; the quality, safety and timely performance of its contracts; the accuracy of its bidding; its ability to hire and train field operations and supervisory personnel; and the ability of the Company to generate sufficient capital to hire and retain personnel with requisite skills, meet its ongoing obligations, and fuel growth.

Marketing and Sales

The Company has an aggressive marketing program that is directed toward establishing and maintaining relationships with businesses which have ongoing needs for one or more of the Company's services. The Company strives to achieve internal growth by expanding services to its existing customer base and by marketing itself as a multiple-service company with immediate response capabilities. Clients who begin by utilizing one service often use other services provided by the Company. The Company believes that, ultimately, all of the client's environmental, related construction and emergency response needs can be serviced by the Company.

Consistent with this strategy, commencing in the Company's fiscal year ended April 30, 1999 ("fiscal 1999") and continuing through fiscal 2000, the Company consolidated the sales and marketing efforts of its subsidiary companies. This has allowed the Company to capitalize on the synergy between service lines while realizing a reduction in selling and overhead expenses. The business development staff was recruited by the Company for their experience, reputation, and customer relationships in respective areas of the Company's business lines. Once they join the Company sales team, salespersons undergo an orientation in the full suite of Company services.

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

As a result of this marketing effort, the Company was recently selected by Travelers Insurance Company as a preferred responder on a national basis for large scale catastrophes.

Government Regulation

The Company's operations are subject to extensive regulation supervision and licensing by the Environmental Protection Agency ("EPA") and various other federal, state, and local environmental authorities. These regulations directly impact the demand for the services offered by the Company. The Company believes that it is in substantial compliance with all federal, state, and local regulations governing its business.

The RCRA is the principal federal statute governing hazardous waste generation, treatment, storage, and disposal. RCRA, or EPA approved state programs, governs any waste handling activities of substances classified as "hazardous." In 1984, RCRA was amended to substantially expand its scope by, among other things, providing for the listing of additional wastes as "hazardous" and also for the regulation of hazardous wastes generated in lower quantities than had been previously regulated. The amendments impose additional restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste and underground storage tanks ("UST"), and provide for "corrective" action at or near sites of waste management units.

Regulation of UST legislation, in particular Subtitle I of RCRA, focuses on the regulation of underground tanks in which liquid petroleum or hazardous substances are stored and provides for the regulatory setting for a portion of the Company's business. Subtitle I of RCRA requires owners of all existing underground tanks to list the age, size, type, location, and use of each tank with a designated state agency. The EPA has published performance standards and financial responsibility requirements for storage tanks over a five year period. RCRA and EPA regulations also require that all new tanks be installed in such a manner as to have protection against spills, overflows, and corrosion. Subtitle I of RCRA provides civil penalties of up to $15,000 per violation for each day of non- compliance with such tank requirements and $10,000 for each tank for which notification was not given or was falsified. RCRA also imposes substantial monitoring obligations on parties which generate, transport, treat, store, or dispose of hazardous waste.

The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund Act") generally addresses the clean-up of inactive sites at which hazardous waste treatment, storage, or disposal took place. The Superfund Act assigns joint and several liability for cost of clean-up and damages to natural resources to any person who, currently or at the time of disposal of a hazardous substance, by contract, agreement, or otherwise, arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment, and to any person who accepts hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of such hazardous substances. Among other things, the Superfund Act authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. The Superfund Act created a fund, financed primarily from taxes on oil and certain chemicals, to be used by the federal government to pay for these clean-up efforts. Where the federal government expends money for remedial activities, it may seek reimbursement from the Potentially Responsible Parties ("PRPs").

In October 1986, the Superfund Amendment and Reauthorization Act ("SARA") was enacted. SARA has increased environmental remediation activities significantly. SARA authorizes federal expenditures of $8.5 billion over five years, while imposing more stringent clean-up standards and accelerated timetables. SARA also contains provisions which expand the EPA's enforcement powers and which are expected to encourage and facilitate settlements with PRPs. The Company believes that, even apart from funding authorized by SARA, industry and governmental entities will continue to try to resolve hazardous waste problems due to their need to comply with other statutory and regulatory requirements and to avoid liabilities to private parties.

The liabilities provided by the Superfund Act could, under certain circumstances, apply to a broad range of the Company's possible activities, including the generation or transportation of hazardous substances, release of hazardous substances, designing a clean-up, removal or remedial plan and failure to achieve required clean-up standards, leakage of removed wastes while in transit or at the final storage site, and remedial operations on ground water. Such liabilities can be joint and several where other parties are involved.

The Oil Pollution Act of 1990, which resulted from the Exxon Valdez oil spill and the subsequent damage to Prince William Sound, requires all entities engaged in the transport and storage of petroleum to maintain a written contingency plan to react to such types of events. Under the contingency plan, the petroleum products storage or transportation company must retain an Oil Spill Response Organization ("OSRO") and a natural resources/wildlife rehabilitator. OSRO'S are certified by the United States Coast Guard and receive designations based upon level of capability. In the event of an incident, the OSRO on standby must respond by being on site with containment capability within two to six hours of notification.

Asbestos abatement firms are subject to federal, state and local regulators, including the Occupational Safety and Health Administration ("OSHA"), the EPA and the Department of Transportation ("DOT"). EPA regulations establish standards for the control of asbestos fiber and airborne lead emissions into the environment during removal and demolition projects. OSHA regulations establish maximum airborne asbestos fiber, airborne lead and heavy metal exposure levels applicable to asbestos and demolition employees and set standards for employee protection during the demolition, removal or encapsulation of asbestos, as well as storage, transportation and final disposition of asbestos and demolition debris. DOT regulations, in addition to the regulations imposed by the Superfund Act, cover the management of the transportation of asbestos and demolition debris and establish certain certification labeling and packaging requirements. Government regulations have heightened public awareness of the danger of asbestos contamination, creating pressure on both private and public building owners to abate this hazard, even in the absence of specific regulations requiring corrective action.

In 1992, in an effort to protect families from exposure to the hazards of lead based paint, Congress amended the Toxic Substances Control Act to add Title X, titled "Lead Exposure Reduction." Since May 1993, OSHA has had standards for lead exposure in the construction industry that requires testing before, during and after construction or renovation. OSHA estimates that 1,000,000 workers fall under its Lead Based Paint Hazard Reduction Act.

The Company's operations also are subject to other federal laws protecting the environment, including the Clean Water Act and Toxic Substances Control Act. In addition, many states also have enacted statutes regulating the handling of hazardous substances, some of which are broader and more stringent than the federal laws and regulations.

Compliance/Health and Safety

The Company regards compliance with applicable environmental regulations and the health and safety of its workforce as critical components of its overall operations. A substantial portion of the Company's equipment is OSHA approved and is operated pursuant to a written corporate health and safety plan. Additionally, all members of the Company's on-site work force are trained in all relevant aspects of OSHA requirements. This includes medical surveillance as required by these regulations. Management believes that all requisite health and safety programs are in place and comply with the regulations in all material respects.

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

Insurance and Surety Bonds

The Company maintains comprehensive general liability insurance written on an occurrence basis. The Company also carries comprehensive auto, professional and pollution liability as well as worker's compensation and disability coverage. Basic limits of liability are $9,000,000. In addition, the Company carries all risk property insurance on all furniture, fixtures, equipment, machinery and water craft.

Certain of the Company's remediation and abatement contracts require performance and payment bonds. The continuance of relationships with its various sureties and the issuance of bonds is dependent on the sureties' continued willingness to write bonds for the various types of work the Company performs, their assessment of the Company's performance record and their view of the credit worthiness of the Company. At present, the Company believes that surety bonds for a number of the Company's service lines are available only from a limited number of sureties. While the Company has no reason to believe that it will not continue to be able to obtain the required surety bonds, no assurance can be given in this regard. Any failure of the Company to obtain these bonds could materially and adversely affect certain components of the Company's operations.

Employees/Technical Staff

As of June 30, 2000, the Company employs a core group of approximately 125 persons including executive officers, project managers, specialists, supervisors, field staff, marketing and clerical personnel. The Company attempts to provide year-round employment for its core field staff by cross training. The Company believes a stable work force results in increased productivity at the work site and that its reputation for steady employment permits it to pay reasonable hourly rates. The Company promotes qualified field workers to supervisory positions and supervisors into production management and other staff positions, when applicable.

The Company employs laborers for field operations based upon the current workload. Approximately 75 field staff and supervisors are employed on a steady basis, with additional labor hired on an as-needed basis to supplement the work force. The Company had an agreement that expired in May 2000 with several local unions that supply labor for bonded contract work. The Company is currently in negotiations with these unions to extend the term of the agreement. The Company believes that failure to reach agreement with the unions would not have a material adverse effect on its operations, primarily because the availability of a pool of skilled temporary labor allows the

Company to meet peak work loads. The Company has never had a work stoppage and believes that it has goodrelations with its employees.

Permits and Licenses

The Federal Government and certain states in the areas in which the Company operates require that asbestos and lead abatement firms be licensed. Licensing generally requires that workers and supervisors receive training from state certified organizations and pass required tests. Certain states also require that Wildlife Rehabilitators be licensed. The Company has approximately 16 such licensed individuals on staff.

While the Company believes that it is in substantial compliance with all of its licensing and permit requirements, and the Company, or its personnel, maintains the required licenses and permits in all locations for which it conducts any applicable operations, the Company may need additional licenses or permits in areas into which it plans to expand its operations. In addition, the Company may be required to obtain additional permits or licenses if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or enforced differently than in the past. There can be no assurance that the Company will be able to continue to comply will all of the permit and licensing requirements applicable to its business. The Company believes that the types of licenses the Company possesses have reciprocity in most of the states due to their adherence to Federal standards, but no assurances can be given in that regard.

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

Suppliers

The Company purchases its supplies and materials used in its business from a number of vendors. One of these vendors, Innovative Recycling Technology, Inc., represented greater than 5% of the Company's purchases in fiscal 2000. No vendor individually represented greater than 5% of the Company's purchases in fiscal 1999.


                                  RISK FACTORS

The Company's operations, as well as an investment in its securities, involve numerous risks and uncertainties. The reader should carefully consider the risk factors discussed below and elsewhere in this Annual Report on Form 10- KSB before making any investment decision involving the Company's securities.

FACTORS AFFECTING FUTURE OPERATING RESULTS

DUE TO THE NATURE OF THE COMPANY'S BUSINESS AND THE INTENSE REGULATORY CLIMATE IN WHICH IT OPERATES, THE COMPANY'S SERVICES ARE SUBJECT TO EXTENSIVE FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT ARE CONSTANTLY CHANGING. These regulations impose stringent guidelines on companies that handle hazardous materials as well as other companies involved in various aspects of the environmental remediation services industry. Failure to comply with applicable federal, state and local regulations could result in substantial costs to the Company, the imposition of penalties or in claims not covered by insurance, any of which could have a material adverse effect on the Company's business.

In addition to the burdens imposed on operations by various environmental regulations, federal law imposes strict liability upon present and former owner and operators of facilities that release hazardous substances into the environment and the generators and transporters of such substances, as well as persons arranging for the disposal of such substances. All such persons may be liable for the costs of waste site investigation, waste site clean up, natural resource damages and related penalties and fines. Such costs can be substantial.

ENVIRONMENTAL REMEDIATION OPERATIONS MAY EXPOSE THE COMPANY'S EMPLOYEES AND OTHERS TO DANGEROUS AND POTENTIALLY TOXIC QUANTITIES OF HAZARDOUS PRODUCTS. Such products can cause cancer and other debilitating diseases. Although the Company takes extensive precautions to minimize worker exposure and has not experienced any such claims from workers or others, there can be no assurance that, in the future, it will avoid liability to persons who contract diseases that may be related to such exposure. Such persons potentially include employees, persons occupying or visiting facilities in which contaminants are being, or have been, removed or stored, persons in surrounding areas, and persons engaged in the transportation and disposal of waste material. In addition, the Company is subject to general risks inherent in the construction industry. It may also be exposed to liability from the acts of its subcontractors or other contractors on a work site.

THE FAILURE TO OBTAIN AND MAINTAIN REQUIRED GOVERNMENTAL LICENSES, PERMITS AND APPROVALS COULD HAVE A SUBSTANTIAL ADVERSE AFFECT ON THE COMPANY'S OPERATIONS. The remediation industry is highly regulated. The Company is required to have federal, state and local governmental licenses, permits and approvals for its facilities and services. There can be no assurance as to the successful outcome of any pending application or demonstration testing for any such license, permit or approval. In addition, the Company's existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely, or to comply with the conditions of, applicable licenses, permits or approvals could adversely affect the Company's business, financial condition and results of operations. As the Company's business expands and as new procedures and technologies are introduced, it may be required to obtain additional operating licenses, permits or approvals. It may be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new requirements that raise compliance standards may require the Company to modify its procedures and technologies to conform to more stringent regulatory requirements. There can be no assurance that the Company will be able to continue to comply with all of the environmental and other regulatory requirements applicable to its business.

THE COMPANY IS DEPENDENT ON THE SUCCESSFUL DEVELOPMENTAL AND COMMERCIAL ACCEPTANCE OF ITS PROCEDURES AND TECHNOLOGIES. The Company is constantly developing, refining and implementing its procedures and technologies for environmental remediation. Its operations and future growth are dependent, in part, upon the acceptance and implementation of these procedures and technologies. There can be no assurance that successful development of future procedures and technologies will occur or, even if successfully developed, that the Company will be able to successfully commercialize such procedures and technologies. The successful commercialization of the Company's procedures and technologies may depend in part on ongoing comparisons with other competing procedures and technologies and more traditional treatment, storage and disposal alternatives, as well as the continuing high cost and limited availability of commercial disposal options. There can be no assurance that the Company's procedures and technologies will prove to be commercially viable or cost-effective or, if commercially viable and cost-effective, that the Company will be successful in timely securing the requisite regulatory licenses, permits and approvals for any such technologies or that such technologies will be selected for use in future projects. The Company's inability to develop, commercialize or secure the requisite licenses, permits and approvals for its procedures and technologies on a timely basis could have a material adverse effect on its business, financial condition and results of operations.

A SUBSTANTIAL PORTION OF THE COMPANY'S REVENUES IS GENERATED AS A RESULT OF REQUIREMENTS ARISING UNDER FEDERAL AND STATE LAWS, REGULATIONS AND PROGRAMS RELATED TO PROTECTION OF THE ENVIRONMENT. Environmental laws and regulations are, and will continue to be, a principal factor affecting demand for the Company's services. The level of enforcement activities by federal, state and local environmental protection agencies and changes in such laws and regulations also affect the demand for such services. If the requirements of compliance with environmental laws and regulations were to be modified in the future, the demand for the Company's services, and its business, financial condition and results of operations, could be materially adversely affected.

THE COMPANY IS SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. The Company's revenue is dependent on its contracts and the timing and performance requirements of each contract. Its revenue is also affected by the timing of its clients' planned remediation activities and need for its services. Due to this variation in demand, the Company's quarterly results fluctuate. Accordingly, specific quarterly or interim results should not be considered indicative of results to be expected for any future quarter or for the full year. Accordingly, it is possible that in future quarters, the operating results will not meet the expectations of securities analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected.

THE COMPANY'S OPERATIONS ARE AFFECTED BY WEATHER CONDITIONS. While the Company provides its services on a year-round basis, the services it performs outdoors or outside of a sealed environment may be adversely affected by inclement weather conditions. Extended periods of rain, cold weather or other inclement weather conditions may result in delays in commencing or completing projects, in whole or in part. Any such delays may adversely affect the Company's operations and financial results and may adversely affect the performance of other projects due to scheduling and staffing conflicts.

THE COMPANY MUST CORRECTLY MANAGE ITS GROWTH. The Company is currently pursuing a business plan intended to further expand its business. Any future growth may place significant demands on the Company's operational, managerial and financial resources. There can be no assurance that its current management and systems will be adequate to address any future expansion of its business. In such event, any inability to manage the Company's growth effectively could have a material adverse effect on its business, financial condition and results of operations.

THE COMPANY'S ABILITY TO PERFORM UNDER ITS CONTRACTS AND TO SUCCESSFULLY BID FOR FUTURE CONTRACTS IS DEPENDENT UPON THE CONSISTENT PERFORMANCE OF EQUIPMENT AND FACILITIES IN CONFORMITY WITH SAFETY AND OTHER REQUIREMENTS OF THE LICENSES AND PERMITS UNDER WHICH IT OPERATES. The Company's equipment and facilities are subject to frequent routine inspections by the regulatory authorities issuing such licenses and permits. In the event any of the key equipment and facilities were to be shut down for any appreciable period of time, either due to equipment breakdown or as the result of regulatory action in response to an alleged safety or other violation of the terms of the licenses under which the Company operates, its business, financial condition and results of operations could be materially adversely affected.

The Company is increasingly pursuing large, multi-year contracts as a method of achieving more predictable revenue, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. These larger projects impose significant risks if actual costs are higher than those estimated at the time of bid. A loss on one or more of such larger contracts could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the failure to obtain, or a delay in obtaining, targeted large, multi-year contracts could result in significantly less revenue for the Company than anticipated.

THE ENVIRONMENTAL REMEDIATION INDUSTRY IS HIGHLY COMPETITIVE AND THE COMPANY FACES SUBSTANTIAL COMPETITION FROM OTHER COMPANIES. Many of the Company's competitors have greater financial, managerial, technical and marketing resources than the Company has. To the extent that competitors possess or develop superior or more cost effective environmental remediation solutions or field service capabilities, or otherwise possess or acquire competitive advantages compared to the Company, its ability to compete effectively could be materially adversely affected.

THE COMPANY'S FUTURE SUCCESS DEPENDS ON ITS CONTINUING ABILITY TO ATTRACT, RETAIN AND MOTIVATE HIGHLY QUALIFIED MANAGERIAL, TECHNICAL AND MARKETING PERSONNEL. The Company is highly dependent upon the continuing contributions of key managerial, technical and marketing personnel. Employees may voluntarily terminate their employment with the Company at any time, and competition for qualified technical personnel, in particular, is intense. The loss of the services of any of its key managerial, technical or marketing personnel, especially Michael O'Reilly, its chief executive officer, could materially adversely affect the Company's business, financial condition and results of operations.

THE COMPANY SOMETIMES HAS A CONCENTRATION OF CREDIT RISK. The Company contracts with a limited number of customers that are involved in a wide range of industries. A small number of customers may therefore be responsible for a majority of revenues at any time. While management assesses the credit risk associated with each proposed customer prior to the execution of a definitive contract, no assurances can be given that such assessments will be correct and that the Company will not incur substantial, noncollectible accounts receivable.

THE LOSS OF ANY MAJOR CUSTOMER COULD HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY. The Company is dependent upon its relationships and contracts with two customers that accounted for approximately 30% of its revenues in fiscal 2000. While the Company intends to increase the amount of work performed for entities other than these two customers, it expects to continue to be significantly dependent on these customers for the foreseeable future.

IN ORDER TO SUCCESSFULLY BID ON AND SECURE CONTRACTS TO PERFORM ENVIRONMENTAL REMEDIATION SERVICES OF THE NATURE OFFERED BY THE COMPANY TO ITS CUSTOMERS, IT OFTEN MUST PROVIDE SURETY BONDS WITH RESPECT TO EACH PROSPECTIVE AND, UPON SUCCESSFUL BID, ACTUAL PROJECTS. The number and size of contracts that the Company can perform is directly dependent upon its ability to obtain bonding. This ability to obtain bonding, in turn, is dependent, in material part, upon the Company's net worth and working capital. There can be no assurance that the Company will have adequate bonding capacity to bid on all of the projects which it would otherwise bid upon were it to have such bonding capacity or that it will in fact be successful in obtaining additional contracts on which it may bid.

COST OVERRUNS ON PROJECTS CALLING FOR FIXED PRICE PAYMENTS COULD HAVE MATERIALLY ADVERSE EFFECTS ON THE COMPANY. Cost overruns on projects covered by such contracts, due to such things as unanticipated price increases, unanticipated problems, inefficient project management, inaccurate estimation of labor or material costs or disputes over the terms and specifications of contract performance, could have a material adverse effect on the Company and its operations. There can be no assurance that cost overruns will not occur in the future and have a material adverse effect on the Company. In addition, in order to remain competitive in the future, the Company may have to agree to enter into more fixed price and per unit contracts than in the past.

THE COMPANY CANNOT GIVE ANY ASSURANCE THAT IT WILL BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET ITS FUTURE CAPITAL NEEDS. The Company's long term capital requirements will depend on many factors, including, but not limited to, cash flow from operations, the level of capital expenditures, working capital requirements and the growth of its business. Historically, the Company has relied upon commercial borrowings, debt and equity securities offerings and borrowings from shareholders and affiliates of shareholders to fund its operations and capital needs. The Company may need to incur additional indebtedness to fund the capital needs related to its growth. To the extent additional debt financing cannot be raised on acceptable terms, the Company may need to raise additional funds through public or private equity financings. No assurance can be given that additional debt or equity financing will be available or that, if either or such financing is available, the terms of such financing will be favorable to the Company or to its stockholders without substantial dilution of their ownership and rights. If adequate funds are not available, the Company may be required to curtail its future operations significantly or to forego market expansion opportunities.

FACTORS AFFECTING OUR SECURITIES

THE COMPANY IS CONTROLLED BY ONE MAJOR STOCKHOLDER. Currently, one major stockholder owns an aggregate of approximately 58% of the Company's Common Stock and holds approximately 77% of its voting power. If this major stockholder converted all of its convertible preferred stock and its convertible note, it would own approximately 78% of the then outstanding Common Stock. Accordingly, such major stockholder is able to control the Board of Directors and thereby determine the corporate policy and the direction of the Company's operations.

THE COMPANY DOES NOT ANTICIPATE PAYING ANY CASH DIVIDENDS FOR THE FORESEEABLE FUTURE. The Company expects that future earnings, if any, will be used to finance growth. The payment of any future cash dividends by the Company will be dependent upon the earnings of the Company, its financial requirements and other relevant factors. Further, prior to paying any dividends on the Common Stock, the Company is required to pay quarterly dividends on the Series A Convertible Preferred Stock, par value $.01 per share, of the Company (the "Series A Preferred"). The Company is currently in arrears on such dividend payments. Upon conversion of the Series A Preferred into Common Stock, dividends on the Series A Preferred shall no longer accrue and all accrued and unpaid dividends, and any accrued and unpaid interest thereon, as of the date of such conversion, shall be paid in cash.

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF THE COMPANY'S COMMON STOCK IN THE PUBLIC MARKET COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF ITS COMMON STOCK. As of July 15, 2000, the Company had 38,456,254 shares of Common Stock outstanding. The existence of a large number of shares eligible for sale could have an adverse effect on the market price of the Company's Common Stock and its ability to raise additional equity capital on terms beneficial to it.

THE COMPANY HAS EXPERIENCED SIGNIFICANT OPERATING LOSSES AND MAY CONTINUE TO INCUR LOSSES IN THE FUTURE. These loses could adversely affect the market value of the Common Stock. The Company had net operating losses of approximately $2.26 million in fiscal 2000 and $1.31 million in fiscal 1999. As of April 30, 2000, the Company had an accumulated deficit of $34,553,869. Even though the Company has taken steps in an effort to reduce costs and expenses and to increase revenues, it may not become profitable at any time in the foreseeable future.

THE MARKET PRICE OF THE COMMON STOCK HAS FLUCTUATED CONSIDERABLY AND WILL PROBABLY CONTINUE TO DO SO. The stock markets have experienced extreme price and volume fluctuations, and the market price for the Common Stock has been historically volatile. The market prices of the Common Stock could be subject to wide fluctuations in the future as well in response to a variety of events or factors, some of which may be beyond its control. These could include, without limitation:

-       future announcements of new competing technologies and procedures;
- changing policies and regulations of the federal state, and local governments;
-       the status of patent  protection and other intellectual property rights;
-       quarterly  fluctuations in the Company's  financial results;
-       liquidity of the market for the Company's securities;
-       public perception of the Company and its entry into new markets;  and
-       general conditions in the Company's industry and the economy.

THE COMPANY'S CHARTER CONTAINS AUTHORIZED, UNISSUED PREFERRED STOCK THAT
MAY INHIBIT A CHANGE OF CONTROL OF THE COMPANY UNDER CIRCUMSTANCES THAT COULD OTHERWISE GIVE ITS STOCKHOLDERS THE OPPORTUNITY TO REALIZE A PREMIUM OVER PREVAILING MARKET PRICES OF THE COMPANY'S SECURITIES. The Company's Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), and By-laws contain provisions that could make it more difficult for a third party to acquire the Company under circumstances that could give stockholders an opportunity to realize a premium over then-prevailing market prices of its securities. The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue preferred stock without stockholder approval and upon terms as the Board may determine. The rights of holders of common stock are subject to, and may be adversely affected by, the rights of future holders of preferred stock. Section 203 of the Delaware General Corporation Law makes it more difficult for an "interested stockholder" (generally, a 15% stockholder) to effect various business combinations with a corporation for a three-year period after the stockholder becomes an "interested stockholder." In general, these provisions may discourage a third party from attempting to acquire the Company and, therefore, may inhibit a change of control of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company holds a five year lease expiring in 2002 containing an option to buy for its 50,000 square foot facility located at 100 Sweeneydale Avenue, Bay Shore, New York 11706. Monthly rentals are $23,958, $24,916, $25,913 and $26,950 for the fiscal years 1999, 2000, 2001 and 2002, respectively. The option purchase price increases annually. This facility houses all the operations of the Company, other than its oil spill response center located in Brooklyn, New York.

In May 1998, the Company signed a three-year lease expiring April 30, 2001, at a monthly rental of $1,000, for a facility located at 1100 Grand Street in Brooklyn, New York.

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

ITEM 3. LEGAL PROCEEDINGS

On November 22, 1999, the Securities and Exchange Commission ("SEC") accepted the Company's settlement offer in its "Order Instituting Public Administrative Proceedings, Making Findings, Imposing Remedial Sanctions and Issuing Cease-and-Desist Order" (the "Order"). Under the terms of the Order, the Company neither admitted nor denied any allegations and did not incur any monetary fines in connection with an investigation of the Company by the SEC which stemmed from the prior convictions of two of the Company's former officers for violations of, among other things, the federal securities laws. The Order requires the Company to develop and institute certain policies, procedures and manuals that will improve its corporate governance, including the adoption of an audit committee charter, a formal conflict of interest policy and a formal employee handbook. The Order also requires the Company to obtain a secure off site storage facility to store its backup data files and system software and to make certain reporting disclosures. The Company has implemented such policies, procedures and manuals, obtained an off site storage facility and made such disclosures.

In April 1999, an action was commenced in the New York State Supreme Court, county of Suffolk, under the caption EDWARD TARNAWSKI V. TRADE-WINDS ENVIRONMENTAL RESTORATION, INC., COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC., WINDSWEPT ENVIRONMENTAL GROUP, INC. AND MICHAEL O'REILLY. This is an action for an alleged breach of employment contract in which the plaintiff claims damages of approximately $150,000 for lost wages and commissions. The Company believes that the action is without merit and that any verdict in favor of the plaintiff will not have a material adverse effect on the Company's consolidated financial statements.

In November 1997, Trade-Winds was named as a third party defendant in an action commenced in the New York State Supreme Court, County of New York, under the caption NICOLAI GRIB AND VLADISLAV KAZAROV V. TRADE-WINDS ENVIRONMENTAL RESTORATION, INC. AND GULF INSURANCE COMPANY, by a class of plaintiffs claiming to be entitled to additional wages while working for a subcontractor of Trade-Winds. The Company believes that a verdict in favor of the plaintiff will not have a material adverse effect on the Company's consolidated financial statements.

The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations and cash flows.

In January 1996, Laboratory Testing Services, Inc. ("LTS"), a wholly-owned subsidiary of the Company, filed a Chapter 11 petition in United States Bankruptcy Court in the Eastern District of New York. Subsequently, this case was converted to a Chapter 7 Bankruptcy proceeding. LTS is in the process of liquidation through these bankruptcy proceedings. Management believes that the Company's financial condition and results of operations will not be materially affected by this proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Company's Board of Directors and Acquisition Corp., the majority stockholder of the Company, have approved an amendment (the "Amendment") to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 50,000,000 to 100,000,000. The Amendment shall become effective upon its filing with the Office of the Secretary of the State of Delaware, and such filing shall be made not less than twenty (20) days after the Company sends an Information Statement describing the Amendment (the "Information Statement") to its stockholders in compliance with the proxy rules of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

On October 26, 1999, as a result of the equity and debt transaction between the Company and Spotless, the Board of Directors of the Company, pursuant to the By-laws of the Company, increased the size of the Board of Directors from five directors to nine directors. In addition, JoAnn O'Reilly resigned as a director of the Company effective October 26, 1999 and four nominees of Spotless, Brian
S. Blythe, Ronald B. Evans, Peter A. Wilson and Charles L. Kelly, have been appointed to the Board of Directors of the Company. A fifth nominee of Spotless, John J. Bongiorno, has been appointed to the Board of Directors of the Company, effective as of the date which is ten (10) days after the filing with the SEC and transmission to the stockholders of the Company of the Information Statement pursuant to Section 14(f) of the Exchange Act, and Rule 14f-1 promulgated thereunder. The continuing directors are Michael O'Reilly, Kevin Phillips, Anthony Towell and Samuel Sadove.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

Since October 22, 1996, the Company's common stock has been traded on the OTC Electronic Bulletin Board of the NASD, under the symbol "WEGI." The following table sets forth the range of quarterly high and low sale (bid) prices, for the last two fiscal years, as provided by Standard and Poor's ComStock. These quotations represent inter-dealer prices, do not reflect retail mark-up, mark-down, or commission and may not represent actual transactions.

                          Price Range of Common Stock
                          ---------------------------

          FISCAL 1999
          -----------

          Quarter Ended                 HIGH                    LOW
          -------------                 ----                    ---
          July 31, 1998                 $.58                    $.33
          October 31, 1998               .45                     .31
          January 31, 1999               .44                     .23
          April 30, 1999                 .50                     .20

          FISCAL 2000
          -----------

          Quarter Ended                 HIGH                    LOW
          -------------                 ----                    ---
          July 31, 1999                 $.41                    $.16
          October 31, 1999               .41                     .27
          January 31, 2000               .36                     .14
          April 30, 2000                 .23                     .08


As of July 24, 2000, the closing bid price on the NASD's OTC Electronic Bulletin Board was $0.19. The Company has approximately 697 common stockholders of record as of April 30, 2000. There have been no dividends declared or paid on the Common Stock in the past two fiscal years and the Company has no current intentions to declare or pay dividends on the Common Stock. Under its Series A Convertible Preferred Stock Agreement, no common stock dividends may be paid until all preferred dividends are paid in full. Subject to the foregoing, the Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

(b) Recent Sales of Unregistered Securities

The information set forth below is a list of all sales and issuances by the Company of the Company's equity securities occurring during the past three fiscal years, except to the extent previously disclosed in the Company's Quarterly Reports on Form 10-QSB.

Fiscal 2000:

At various dates in fiscal 2000, the Company issued 863,450 shares of Common Stock valued at $201,809 for services rendered by outside vendors to the Company during fiscal 2000 and fiscal 1999.

In October 1999, the Company issued 225,714 shares of Common Stock to two individuals, one of whom was an outside director of the Company, valued at $70,536 to pay dividends and interest due on Series A Preferred.

In October 1999, a note holder converted a note payable with a value of $10,000 into 20,000 shares of Common Stock.

Fiscal 1999:

In May 1998, a note holder converted a note payable with a value of $10,000 into 20,000 shares of Common Stock.

In May 1998, the Company issued 25,000 shares of Common Stock valued at $11,400 as consideration for director compensation provided during fiscal 1998.

In June 1998 and February 1999, the Company issued a total of 343,333 shares of Common Stock valued at $105,600 for certain legal services rendered during fiscal 1999.

In June 1998, the Company issued 100,000 shares of Common Stock valued at $37,000 as consideration for employee compensation provided during fiscal 1998.

In November 1998, the Company issued 133,333 shares of Common Stock valued at $50,000 as part of bonus compensation to its President and Chief Executive Officer.

Fiscal 1998:

The Company issued 437,318 shares of common stock valued at $94,245 for legal services and to settle legal obligations during fiscal 1998. The Company issued 104,000 shares of common stock valued at $78,742 as consideration for director and certain employee compensation provided during fiscal 1998.

All of the foregoing securities were restricted as to their resale or offered and sold to persons under circumstances not involving a public offering. Accordingly, the Company did not register such securities under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Year Ending April 30, 2000 Compared to Year Ending April 30, 1999

Revenues

Revenues decreased to $12,845,165 in fiscal 2000 compared to $13,926,812 in fiscal 1999. This decrease of $1,081,647, or 7.8%, was primarily the result of revenue decreases in the Company's Trade-Winds subsidiary of $549,170 to $11,433,489 in fiscal 2000 from $11,982,659 in fiscal 1999, and the Company's NAL subsidiary, the revenues of which decreased by $636,457 to $586,486 in fiscal 2000 from $1,222,943 in fiscal 1999.

The decrease in Trade-Winds revenue of $549,170 was primarily attributable to reductions in asbestos and construction /renovation projects of approximately $2,100,000 and $1,100,000, respectively, which were partially offset by increases in emergency response and environmental remediation/compliance projects of approximately $1,500,000 and $1,200,000, respectively. During fiscal 2000, the Company experienced cash flow constraints, high interest costs and the inability of key personnel to focus on the development of revenue prior to and during the negotiation and due diligence phases of the debt and equity transaction with Spotless (the "Spotless Transaction")

(See Item 1-"Description of Business") which limited its ability to fund and procure additional construction and abatement projects. The decrease in NAL revenues of $636,457 is primarily attributable to the loss of key management and sales personnel.

Gross Profit/Cost of Revenues

Cost of revenues decreased to $10,179,948 in fiscal 2000 compared to $10,930,054 in fiscal 1999. This decrease of $750,106, or 6.9%, was a result of the decrease in revenues. The Company's cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, cost of revenues include bonding and job related insurance cost, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation, disposal, and depreciation of capital equipment.

Cost of revenues as a percentage of revenues was 79.3% in fiscal 2000 as compared to 78.5% in fiscal 1999. Accordingly, gross profit as a percentage of revenues decreased to 20.7% in fiscal 2000 from 21.5 % in fiscal 1999. Gross profit in fiscal 2000 was adversely affected by a loss of approximately $532,000 related to one large construction project. The loss was mainly attributable to a significant amount of change orders to the original contract which increased the overhead allocation to the project. Management expects to complete this project during fiscal 2001 and does not expect additional material losses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year increased by $867,699, or 25.8%, to $4,229,728 in fiscal 2000 from $3,362,029 in fiscal 1999, and constituted approximately 32.9% and 24.1% of revenues in fiscal years 2000 and 1999, respectively.

The increase of $867,699 in fiscal 2000 as compared to fiscal 1999 was primarily the result of increases of approximately $277,000 in the provision for doubtful accounts, $102,000 in compensation expense related to a put option for shares of Common Stock and stock options held by an officer of the Company, $221,000 in office salaries, $260,000 in legal costs and litigation reserves, $118,000 in consulting fees and $254,000 provision for delinquent income taxes partially offset by decreases in sales salaries of $441,000.

Interest Expense

Interest expense decreased by $259,296 or 26.7% in fiscal 2000 to $710,973 from $970,269 in fiscal 1999. The decrease in interest expense was attributable to replacing a secured credit facility with a lending institution with proceeds from the Spotless Transaction. The resulting debt facility with Spotless carries a significantly lower interest rate.

Other Income

Other income increased $90,423 to $118,487 in fiscal 2000 from $28,064 in fiscal 1999. The increase was primarily attributable to savings realized through negotiations with vendors to reduce trade payables balances.

Extraordinary Item

The extraordinary item in fiscal 2000 is a result of a prepayment penalty paid to Business Alliance Capital Corporation, the Company's former principal lender, of $100,000, net of taxes. Such borrowing was repaid as a result of cash received from the Spotless Transaction.

Net Loss

Net loss and net loss attributable to common stockholders per share for fiscal 2000 were ($2,256,997) and ($ 0.09), respectively. This compares to a net loss and net loss attributable to common stockholders per share of ($1,307,476) and ($.11), respectively for fiscal 1999.

The Company reported losses from operations for each quarter of fiscal 2000. The Company's performance improved in the fourth quarter of fiscal 2000 due to an increase in insurance related projects and improved working capital as a result of the Spotless Transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2000, the Company has a stockholders' deficit of $2,744,980 and an accumulated deficit of $34,553,869. The Company has financed its operations to date primarily through issuance of debt and equity securities. As of April 30, 2000, the Company had $816,560 in cash and a working capital deficit of $473,619. In addition, as of April 30, 2000, the Company was in arrears with respect to certain sales tax obligations of $181,000 as well as preferred stock dividends plus interest of approximately $50,000. The Company is also in arrears with many of its vendors. These factors raise substantial doubt as to the Company's ability to continue as a going concern. As indicated in the report of the Company's Independent Accountants, the Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During fiscal 2000, in order to address the Company's cash flow and operational concerns, management pursued various options including, but not limited to, refinancing the Company's credit facility and securing capital through an equity infusion. On October 29, 1999, the Company consummated an equity and debt financing transaction with Spotless that significantly improved the Company's liquidity and cash position. The Company received $2,500,000 in exchange for equity and $2,000,000 of debt financing which enabled it to repay in full its outstanding balance under a credit facility and reduce certain outstanding vendor balances. The Spotless Transaction significantly reduced the Company's cost of capital. However, management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. The Company currently has no credit facility for additional borrowing. Management continues to pursue additional funding sources and is discussing the availability of credit facilities with various lenders. Revenue growth is expected in new and existing service areas and the Company is currently bidding on projects totaling approximately $20,000,000, though there can be no assurance that any of the Company's bids will be accepted. The Company is striving to improve its gross margin and control its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to obtain environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

In September 1999, the Company borrowed $100,000 from Spotless Enterprises, Inc., an affiliate of Spotless. The borrowing bore interest at a rate of 6% and was repaid with accrued interest in November 1999. In March and April
2000, the Company borrowed a total of $500,000 from Spotless for working capital requirements. These borrowings bear interest at LIBOR plus 1 percent. As of April 30, 2000, interest of $3,275 was accrued on these borrowings.

Cash Flow

Net cash used in operating activities was $2,055,433 in fiscal 2000 as compared to net cash generated by operating activities of $601,368 in fiscal 1999. Accounts receivable increased $1,339,313 or 57.0% to $3,688,511, reflecting the increase in sales during the fourth quarter of fiscal 2000. Accounts payable and accrued expenses decreased by $425,325 or 10.4% to $2,988,382 primarily as a result of the reductions in outstanding obligations made possible by improved working capital as a result of the Spotless Transaction.

Cash used for capital expenditures was $275,417 in fiscal 2000 and $379,367 in fiscal 1999.

The Company received cash from Spotless of $2,500,000 in exchange for equity and $2,000,000 in exchange for debt. The proceeds were used to repay in full the Company's outstanding balance under a credit facility and to reduce certain outstanding vendor obligations. In March and April 2000, the Company borrowed an additional $500,000 from Spotless to meet working capital needs. In fiscal 2000, the Company received proceeds of $142,350 from the sale of Common Stock.

THE YEAR 2000

The Company has incurred costs of approximately $25,000 relating to actions taken to make its systems, service and infrastructure Year 2000 compliant, which the Company paid out of its working capital. To date, the Company has not experienced any material difficulties relating to Year 2000 computer problems, and does not anticipate any such material difficulties in the future. The Company will continue to monitor this situation.

SEASONALITY

Since the Company and its subsidiaries are able to perform their services throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts in certain of its service areas, i.e., asbestos abatement and construction, as well as the timing of catastrophes.

ITEM 7. FINANCIAL STATEMENTS

Set forth below is a list of the financial statements of the Company included in this Annual Report on Form 10- KSB.

Item                                                                      Page*
----                                                                      -----

Reports of Independent  Certified  Public  Accountants               F-2  to F-3
Consolidated Balance Sheet as of April 30, 2000                      F-4
Consolidated Statements of Operations for the fiscal years ended
  April 30, 2000 and 1999                                            F-5
Consolidated  Statements  of Stockholders' Deficiency for the
  fiscal years ended April 30, 2000 and 1999                         F-6
Consolidated  Statements of Cash Flows for the fiscal years
  ended April 30, 2000 and 1999                                      F-7
Notes to Consolidated Financial Statements                           F-8 to F-19
----------
*   Page F-1 follows page 33 to this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 1, 1999, the Company's Board of Directors appointed Deloitte and Touche LLP as its independent accountants, replacing BDO Seidman, LLP (the "Former Accountants").

During the Company's two most recent fiscal years, there were no disagreements with the Former Accountants on any matter of accounting principle or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused them to reference to the subject matter of the disagreement in their report. None of the Former Accountants' reports on the Company's financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion. However, the Former Accountants' report on the Company's financial statements for the fiscal year ended April 30, 1999 contained a qualification relating to the Company's ability to continue as a going concern.

A letter from the Former Accountants addressed to the Securities and Exchange Commission in accordance with Item 304(a)(3) of Regulation S-B, stating that they agree with the Registrant's response to Item 4 of the Registrant's Current Report on Form 8-K, dated December 1, 1999, is filed as an exhibit hereto.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Company hold office until the next annual meeting of stockholders and until their successors have been elected and shall qualify, or until their death, resignation or removal from office. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's stockholders and from time to time, and hold office until their successors are chosen and qualified, or until their death, resignation or removal from office. The current executive officers and directors of the Company, and their ages, positions and offices held are as follows:

Name                         Age        Position with the Company
----                         ---        -------------------------
Michael O'Reilly             50         Director, President
                                        and Chief Executive Officer
Charles L. Kelly, Jr.        41         Director and Chief Financial Officer
Peter A. Wilson              55         Chairman of the Board
Brian S. Blythe              60         Director
Ronald B. Evans              61         Director
Samuel Sadove                46         Director
Anthony Towell               69         Director and Secretary
Dr. Kevin Phillips           52         Director

The following is a brief summary of the business experience and background of the current executive officers and directors of the Company, based upon information provided to the Company by such persons:

Michael O'Reilly has been a director, President and Chief Executive Officer of the Company since 1996, and has been President of Trade-Winds Environmental Restoration, Inc., a subsidiary of the Company, since 1993. From 1996 to 1999, he was Chairman of the Board of Directors of the Company. Prior to joining the Company, Mr. O'Reilly was Vice President and COO of North Shore Environmental Solutions, Inc., an environmental remediation firm which provided a wide array of services, including asbestos, hazardous materials and lead removal. He has seventeen years experience as an executive in the environmental industry.

Charles L. Kelly, Jr. has been a director of the Company since October 1999 and has been serving as Chief Financial Officer since April 2000. Since April 1995, Mr. Kelly has been the Vice President of Finance and Administration of Spotless Plastics (USA), Inc. Prior to that, Mr. Kelly held senior financial positions at Luitpold Pharmaceuticals, Inc., IMC Magnetics Corp. and was a senior audit manager at PricewaterhouseCoopers, LLP.

Peter A. Wilson has been the Chairman of the Board of Directors of the Company since October 1999. Mr. Wilson is the President and CEO of Spotless Plastics (USA), Inc. and is the Executive Director Plastics Division of Spotless Group Limited, an Australian company which indirectly owns Spotless Plastics
(USA), Inc. Mr. Wilson held various senior executive positions within Spotless Group Limited since 1976 and has been a member of Spotless Group Limited Board of Directors since 1984.

Brian S. Blythe has been a director of the Company since October 1999. Since 1992, Mr. Blythe has been the Chairman of the Board of Directors of Spotless Group Limited. Between 1972 and 1992, Mr. Blythe has held numerous executive positions with Spotless Group Limited including Managing Director of Spotless Group Limited and Managing Director of Spotless Services Limited. Mr. Blythe is also a director of Joe White Maltings Limited and was a Member of the Police Board of Victoria, Australia between 1993 and 1998.

Ronald B. Evans has been a director of the Company since October 1999.
Since 1978, Mr. Evans has been Executive Director of Spotless Group Limited. Between 1969 and 1999, Mr. Evans has held numerous executive positions at Spotless Group Limited. Since 1998, he has been the Chairman of the Australian Football League.

Samuel Sadove, Ph.D, has been a director of the Company since 1996. Dr.
Sadove is a marine biologist who was the director of the Okeanos Ocean Research Foundation, Inc. since founding the organization in 1980 until 1996. He is an adjunct Professor at Long Island University, Southhampton College. Dr. Sadove received an honorary Ph.D in Marine Sciences from Universite d'Aux Marseille. Dr. Sadove is a member of the Technical Advisory Board of the Peconic National Estuary Program, the U.S. Department of State's Habitat Working Group, and the Board of Trustees of The Coastal Research and Education Society of Long Island.

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

Dr. Kevin Phillips has been a director since March 1998. Over the past five years, Dr. Phillips has been a Partner, Principal and director of FPM Group Ltd., formerly known as Fanning, Phillips & Molnar, an engineering firm located on Long Island, New York. Dr. Phillips has a M.S. Degree in Hydrodynamics from the Massachusetts Institute of Technology and a Ph.D. in Environmental Engineering from the Polytechnic Institute of New York. He is a licensed Professional Engineer in eight states, including New York, New Jersey, and Connecticut, with over 20 years experience in geohydrology and environmental engineering.

Directors receive no cash compensation for their services as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. In June 1999, each of the directors received grants of 5,000 shares of Common Stock as compensation for serving on the Board in fiscal 1999. In June 1999, non-qualified options to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $.1875 per share were granted to non-employee directors of the Company. During fiscal 2000, the Board of Directors met or acted by written consent seven times. All current directors attended not less than 75% of such meetings (or executed such written consents) of the Board and committees on which they serve.

The Board of Directors has an Audit Committee comprised of Messrs. Towell, Phillips and Sadove. The Audit Committee recommends engagement of the Company's independent certified public accountants and is primarily responsible for reviewing and approving the scope of the audit and other services performed by the Company's independent certified public accountants. The Audit Committee also reviews and evaluates the Company's accounting principles and practices, systems of internal controls, quality of financial reporting and financial staff, as well as any reports or recommendations issued by the independent accountants. The Board of Directors has a Compensation Committee comprised of Messrs. Towell and Sadove. The Compensation Committee generally reviews and approves executive compensation and administers the Company's stock plans. The Board of Directors has no Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 that they file with the SEC and NASD. Based solely upon the Company's review of the copies of all Forms 3, 4 and 5 and amendments to these forms, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions since fiscal 1997, except that the following Reporting Persons failed to report certain transactions on a timely basis with respect to transactions that occurred prior to fiscal 2000: (a) Samuel S.

Sadove failed to timely file his Form 5 for fiscal 1998 with respect to a grant by the Company on May 13, 1997 of 1,000 shares of Common Stock as compensation for director services and (b) Anthony P. Towell failed to file his (i) Form 5 for fiscal 1997 with respect to a grant by the Company on May 2, 1996 of 3,533 shares of Common Stock as compensation for director services, (ii) Form 5 for fiscal 1998 with respect to (A) grants by the Company on each of July 30, 1997 and November 11, 1997 of 1,000 and 4,533 shares of Common Stock, respectively, as compensation for director services and (B) the reduction of the conversion price on December 31, 1997 of a certain convertible promissory note dated October 15, 1996 pursuant to which an additional 266,667 shares of Common
Stock became subject to issuance under the note, and (iii) Form 5 for fiscal 1999 with respect to a grant by the Company on May 26, 1998 of 5,000 shares of Common Stock as compensation for director services.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer and President (a "Named Executive Officer"). No other executive officer during fiscal 2000 received compensation for services rendered to the Company during fiscal 2000 of $100,000 or more.

                                        Annual Compensation                             Long Term Compensation
                                        -------------------                                        Awards
                                                                                                   ------
                                                                        Other         Restricted    Securities
                                    Fiscal                              Annual           Stock      Underlying
Name and Principal Position(s)       Year     Salary      Bonus($)   Compensation (4)  Awards($)    Options
------------------------------      ------    ------      --------   ----------------  ---------    -----------
Michael O'Reilly,                   2000     $260,000   $55,000 (1)       -           $50,000 (1)    5,736,309 (2)
Chief Executive Officer             1999      259,615     3,846           -             2,400 (1)      250,000 (3)
and President                       1998      220,000    72,765           -               938 (1)      200,000 (3)

-------------------------------------
[FN]
(1) Mr. O'Reilly received an aggregate of $50,000 and 133,333 shares of Common Stock in fiscal 1999, the fair value of which shares was $50,000 on the date of grant, representing a bonus based upon a calculation of net profits at the end of the second quarter of fiscal 1999. Due to subsequent losses incurred by the Company in the third and fourth quarters, the bonus was due back to the Company and, accordingly, recorded as a loan receivable from officer. In fiscal 2000, the Company forgave the loan. He received 5,000 shares of Common Stock in fiscal 1999 for service on the Board of Directors in fiscal 1998, the fair value of which shares was $2,400 on the date of the grant. He received 1,000 shares of Common Stock in fiscal 1998 for director services rendered in fiscal 1997, the fair value of which was $938 on the date of grant. All of these shares were fully vested on the date of grant. The aggregate value of Mr. O'Reilly's restricted stock holdings as of April 30, 2000 was $22,167. None of the shares are entitled to dividends.

(2) On June 28, 1999, Mr. O'Reilly was granted an option to purchase 250,000 shares of Common Stock at an exercise price of $.1875 per share, the fair market value on the date of grant. Such option is fully vested. On October 29, 1999, Mr. O'Reilly was granted an option to purchase 2,674,714 shares of Common Stock at an exercise price of $.07904 per share, the fair market value at the date of grant. Such option vests, to the extent of one third of the option grant, on each of the first, second and third anniversaries of October 29, 1999. Additionally, on October 29, 1999, Mr. O'Reilly was granted an option to purchase 2,811,595 shares of Common Stock at an exercise price of $.07904 per share, the fair market value at the date of grant. Such option vests upon the earlier of (i) the conversion of the Note dated October 29, 1999 issued to Spotless or (ii) October 29, 2006.

(3) On December 29, 1997, Mr. O'Reilly was granted an option to purchase 200,000 shares of Common Stock at an exercise price of $.22 per share, the fair market value on the date of grant. On August 18, 1998, Mr. O'Reilly was granted an option to purchase 250,000 shares of Common Stock at an exercise price of $ 0.34 per share, the fair market value on the date of the grant. Each of these options is fully vested.

(4) The value of all perquisites provided did not exceed the lesser of $50,000 or 10% of the officer's salary and bonus.

      OPTION/STOCK APPRECIATION RIGHTS ("SAR") GRANTS IN LAST FISCAL YEAR

The following table sets forth (a) the number of shares underlying options granted to each Named Executive Officer during fiscal 2000, (b) the percentage the grant represents of the total number of options granted to all Company employees during fiscal 2000, (c) the per share exercise price of each option, and (d) the expiration date of each option.

                    Number of          % of Total
                    Securities         Options/SAR's
                    Underlying         Granted to       Exercise
                    Options/SAR's      Employees in     Price             Expiration
Name                Granted (#)        Fiscal Year      ($/Share)         Date
----                -----------        -----------      ---------         ----

Michael O'Reilly    250,000                  4.2%         $0.1875         June 27, 2004
Michael O'Reilly    5,486,309               91.9%         $0.07904        October 1, 2009


    Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End
                                  Option Values

Set forth in the table below is information, with respect to each Named Executive Officer, as to the (a) number of shares acquired during fiscal 2000 upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each exercise (i.e. the difference between the market value of the shares at exercise and their exercise price), (c) the total number of unexercised options held on April 30, 2000, separately identified between those exercisable and those not exercisable, and (d) the aggregate value of in-the-money, unexercised options held on April 30, 2000, separately identified between those exercisable and those not exercisable.


                                                      Number of Securities
                                                     Underlying Unexercised       Value of Unexercised
                                                   Options at Fiscal Year-End     In-the-Money Options
                   Shares Acquired   Value               (#) Exercisable/          at Fiscal Year-End ($)
Name               on Exercise (#)   Realized ($)          Unexercisable        Exercisable/Unexercisable (2)
----               ---------------   ------------  --------------------------   -----------------------------

Michael O'Reilly       -0-              -0-           3,350,000/5,486,309 (1)        $230,000/$252,151

(1) In October 1999, in connection with the change in control of the Company, pursuant to the provisions of Mr. O'Reilly's Employment Agreement, dated November 1, 1996, his option to purchase 2,000,000 shares of Common Stock, previously granted, vested. In connection with the Spotless Transaction, Mr. O'Reilly was granted an option to purchase 2,674,714 shares of Common Stock at $.07904 per share that becomes exercisable, to the extent of one third of the option grant, on each of the first, second and third anniversaries of October 29, 1999 (the "Closing Date Option"). Mr. O'Reilly was also granted an option to purchase 2,811,595 shares of Common Stock at $.07904 per share that becomes exercisable upon the earlier of (i) the conversion of the Note dated October 29, 1999 issued to Spotless or (ii) October 29, 2006 (the "Conversion Date Option").


(2) The value is calculated based on the aggregate amount of the excess of $.125 (the closing sale price per share for the Common Stock on April 30, 2000) over the relevant exercise price(s).

Employment Agreement

On October 29, 1999, the Company entered into an Amended and Restated Employment Agreement (the "Employment Agreement") with Michael O'Reilly. The Employment Agreement is for a term of five years, calls for a base salary of $260,000 per year and a bonus equal to 2.5% of the Company's pre-tax income (as that term is defined in the Employment Agreement). Upon the termination of Mr. O'Reilly's employment by the Company (other than termination for cause, death or disability or his resignation without good reason, as defined in the Employment Agreement), Mr. O'Reilly will be entitled to sell, in a single transaction, any or all of shares of Common Stock held by him as of October 29, 1999 and all shares of Common Stock underlying options to purchase shares of Common Stock of the Company held by him as of October 29, 1999 (collectively the "O'Reilly Shares"), to the extent vested and exercisable, back to the Company (or pursuant to a letter agreement, dated October 29, 1999, between Michael O'Reilly and Spotless (the "Letter Agreement"), to Spotless to the extent that the Company's capital would be impaired by such a purchase) at a mutually agreeable price. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. Similarly, pursuant to the Letter Agreement, Michael O'Reilly has the right, upon receipt of notice that Spotless and any of its affiliates has acquired a beneficial ownership of more than 75% of the outstanding shares of Common Stock (on a fully diluted basis), to require Spotless to purchase, in a single transaction, the O'Reilly Shares. The purchase price applicable to any such purchase shall be at a price mutually agreed upon. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. As a condition precedent to requiring the Company or Spotless, as the case may be, to repurchase the O'Reilly Shares, Michael O'Reilly must forfeit options to purchase 2,811,595 shares of Common Stock which are exercisable on or after October 29, 2006; provided, that the exercisability of such option will be accelerated if and to the extent that Spotless converts or exchanges its Note.

Company Stock Plans

The Company has adopted its stock plans in order to assist it in attracting and retaining qualified employees and consultants, and to align the interests of such persons with those of the Company's stockholders. The following is a brief description of the Company's stock plans:

1998 Stock Incentive Plan

The Company's 1998 Long Term Incentive Plan (the "1998 Incentive Plan") provides for the grant of "non- qualified stock options," stock appreciation rights, restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

The 1998 Incentive Plan, which is administered by the Compensation Committee of the Board of Directors, currently authorizes the issuance of a maximum of 2,000,000 shares of Common Stock, which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Non-qualified stock options may be granted at an exercise price of not less than 85% of such fair market value. If any award under the 1998 Incentive Plan terminates, expires unexercised or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The Company has issued an aggregate of 1,691,764 shares of Common Stock under the 1998 Incentive Plan as of July 15, 2000, and 308,236 shares remain available for issuance under the 1998 Incentive Plan. The 1998 Incentive Plan expires in August 2008.

1997 Stock Incentive Plan

The Company's 1997 Incentive Plan (the "1997 Option Plan") provides for the grant of "incentive stock options" within the meaning of the Section 422 of the Internal Revenue Code of 1986, as amended, "non-qualified stock options," or restricted stock to officers, employees, consultants and advisors of the Company and its affiliates.

The 1997 Option Plan, which is administered by the Compensation Committee of the Board of Directors, currently authorizes the issuance of a maximum of 1,000,000 shares of Common Stock, which may be either newly issued shares, treasury shares, re-acquired shares, shares purchased in the open market or any combination thereof. Incentive stock options generally may be granted at an exercise price of not less than the fair market value of shares of Common Stock on the date of grant. If any award under the 1997 Option Plan terminates, expires unexercised or is canceled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. The Company has issued an aggregate of 1,000,000 shares of Common Stock under the 1997 Option Plan as of July 15, 2000, and no shares remain available for issuance under the 1997 Option Plan. The 1997 Option Plan expires in December 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 15, 2000, certain information concerning the beneficial ownership of each class of the Company's voting stock by (i) each beneficial owner of 5% or more of the Company's voting stock, based on reports filed with the Securities and Exchange Commission and certain other information; (ii) each of the Company's executive officers, directors and director nominees and (iii) all of the Company's officers, directors and director nominees as a group:

                                                  Number of Shares Beneficially Owned and Percent of Class (1)
                                ---------------------------------------------------------------------------------------------------
                                                  Percent
                                                    of                       Percent                  Pecent                  % of
Name and Address of             Common            Common       Series A        of        Series B       of        Voting     Voting
  Beneficial Owner               Stock             Stock       Preferred     Series A    Preferred   Series B     Power      Power
-------------------             ------            -------      ---------     --------    ---------   --------     -----      -----

Spotless Group Limited (2)    58,002,722 (3)       78.2%            -            -          9,346      100%     58,002,722   76.9%
Michael O'Reilly (4)           3,527,333 (5)        8.4%            -            -            -         -        3,527,333    6.7%
Samuel Sadove (4)                461,000 (6)        1.2%            -            -            -         -          461,000      *
Anthony Towell (4)             1,726,712 (7)        4.3%            -            -            -         -        1,726,712    3.4%
Brian S. Blythe (8)                -     (9)         -              -            -            -         -            -         -
John J. Bongiorno (8)              -     (10)        -              -            -            -         -            -         -
Ronald B. Evans (8)                -     (11)        -              -            -            -         -            -         -


Charles L. Kelly, Jr. (8)          -     (12)        -              -            -            -         -            -         -
Peter A. Wilson (8)                -     (13)        -              -            -            -         -            -         -
Dr. Kevin Phillips (14)        1,300,839 (15)       3.3%         650,000        50%           -         -        1,300,839    2.6%
All directors, director
nominees and executive
officers as a group
(9 individuals)                7,015,884 (16)      15.6%         650,000        50%           -         -        7,015,884   12.8%

*    Less than 1 percent

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after July 15, 2000 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) The address of Spotless Group Limited ("Spotless Group") is c/o Spotless Plastics (USA) Inc., 150 Motor Parkway, Suite 413, Hauppauge,
     New York 11788. Spotless Group directly owns 100% of the voting stock of Spotless Plastics Pty. Ltd., a company organized under the laws of Victoria, Australia, which in turn directly owns 100% of the voting stock of Spotless. Spotless directly owns 100% of the voting stock of Acquisition Corp.

(3) Includes 22,284,683 shares of Common Stock sold to Acquisition Corp. pursuant to the Subscription Agreement, 9,346,000 shares of Common Stock issuable upon conversion of the 9,346 shares of Series B Preferred held by Acquisition Corp., 25,304,352 shares of Common Stock issuable upon conversion of the outstanding principal of the Note and 1,067,687 shares of Common Stock issuable upon conversion of the accrued and unpaid interest related to the Note. Spotless Group, Spotless and Acquisition Corp.
     may be deemed to share the voting and investment power over all of these shares. The Company does not currently have a sufficient number of authorized, unissued and unreserved shares of Common Stock to issue upon conversion of the Series B Preferred or the Note. The Board of Directors and Acquisition Corp., the majority stockholder of the Company, have approved the Amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 50,000,000 to 100,000,000. The Amendment will become effective upon its filing with the Office of the Secretary of State of Delaware, and such filing will be made not less than 20 days after the Company sends an Information Statement describing the Amendment to its stockholders in compliance with the proxy rules of the Exchange Act. See Item 4 - "Submission of Matters to a Vote of Securityholders."

(4) The address for this person is c/o Windswept Environmental Group, Inc., 100 Sweeneydale Ave., Bay Shore, New York 11706.

(5) Includes 177,333 shares of Common Stock directly held by Mr. O'Reilly and options under which he may purchase 3,350,000 shares of Common Stock which are exercisable within 60 days. Does not include 11,000 shares of Common Stock directly held by JoAnn O'Reilly, the wife of Mr. O'Reilly, options under which she may purchase 300,000 shares of Common Stock which are exercisable within 60 days, as to each of which Mr. O'Reilly disclaims beneficial ownership, and the shares of Common Stock issuable upon conversion of the Closing Date Option and the Conversion Date Option. The Closing Date Option and the Conversion Date Option have not yet vested and are not exercisable within 60 days. In addition, should such options vest and become exercisable, as discussed in footnote 3 above, the Company does not have sufficient number of authorized, unissued and unreserved shares of Common Stock to issue upon conversion of such options.

(6) Includes 11,000 shares of Common Stock directly by held by Mr. Sadove and options under which he may purchase 450,000 shares of Common Stock which are exercisable within 60 days.


(7) Includes 24,533 shares of Common Stock directly held by Mr. Towell, 9,066 shares of Common Stock held jointly by Mr. Towell and his wife, Jacqueline Towell, options under which he may purchase 650,000 shares of Common Stock which are exercisable within 60 days, 666,667 shares of Common Stock issuable upon conversion of the outstanding principal of a $100,000 demand convertible note directly held by Mr. Towell which is convertible within 60 days and 376,447 shares of Common Stock issuable upon conversion of accrued and unpaid interest on the convertible note.

(8) The address for this person is c/o Spotless Enterprises Inc., 150 Motor Parkway, Suite 413, Hauppauge, New York 11788.

(9) Excludes shares beneficially held by Spotless Group. Mr. Blythe is a director and executive officer of Spotless Group and may be deemed to share voting or investment power with respect to these shares. Mr. Blythe disclaims beneficial ownership of these shares.

(10) Excludes shares beneficially held by Spotless Group. Mr. Bonjiorno is a director and executive officer of Spotless Group and may be deemed to share voting or investment power with respect to these shares. Mr. Bonjiorno disclaims beneficial ownership of these shares. Mr. Bonjiorno will be appointed to the Board of Directors of the Company, effective as of the date which is ten (10) days after the filing with the SEC and transmission to the stockholders of the Company of the Information Statement pursuant to Section 14(f) of the Exchange Act, and Rule 14f-1 promulgated thereunder. See Item 4. - "Submission of Matters to a Vote of Securityholders."

(11) Excludes shares beneficially held by Spotless Group. Mr. Evans is a director and executive officer of Spotless Group and may be deemed to share voting or investment power with respect to these shares. Mr. Evans disclaims beneficial ownership of these shares.

(12) Excludes shares held of record by Acquisition Corp. and beneficially held by Spotless. Mr. Kelly is an executive officer of Acquisition Corp. and Spotless and may be deemed to share voting or investment power with respect to these shares. Mr. Kelly disclaims beneficial ownership of these shares.

(13) Excludes shares beneficially held by Spotless Group. Mr. Wilson is a director and executive officer of Spotless Group and may be deemed to share voting or investment power with respect to these shares. Mr. Wilson disclaims beneficial ownership of these shares.

(14) The address for Dr. Phillips is c/o FPM Group Ltd., 909 Marconi Avenue, Ronkonkoma, New York 11779.

(15) Includes 245,839 shares of Common Stock directly held by Dr. Phillips, options under which he may purchase 405,000 shares of Common Stock that are exercisable within 60 days and 650,000 shares of Common Stock issuable upon conversion of 650,000 shares of Series A Preferred directly held by Dr. Phillips.

(16) Includes options under which members of the group may purchase an aggregate of 4,855,000 shares of Common Stock which are exercisable within 60 days, 666,667 shares of Common Stock issuable upon conversion of a demand convertible note held by a member of the group, 376,447 shares of Common Stock issuable upon conversion of accrued interest related to the convertible note and 650,000 shares of Common Stock issuable upon conversion of 650,000 shares of Series A Preferred Stock directly held by a member of the group. Does not include (a) any shares of Common Stock issuable upon exercise of the Closing Date Option or the Conversion Date Option and (b) shares of Common Stock directly held by JoAnn O'Reilly and the options under which JoAnn O'Reilly may purchase shares of Common Stock, as to each of which Michael O'Reilly disclaims beneficial ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 29, 1999, the Company entered into a subscription agreement with Spotless pursuant to which the Company sold to Acquisition Corp. 22,284,683 shares (the "Acquisition Corp. Common Shares") of Common Stock and 9,346 shares of Series B Preferred for an aggregate subscription price of $2,500,000 or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred. Each share of Series B Preferred has the equivalent voting power of 1,000 shares of Common Stock. Each share of Series B Preferred is convertible into 1,000 shares of Common Stock. As of July 15, 2000, the Acquisition Corp. Common Shares represented approximately 58% of the outstanding Common Stock and the Acquisition Corp. Common Shares and Series B Preferred shares collectively represented approximately 66% of the voting power of the outstanding securities of the Company.

In addition, the Company and Trade-Winds, NAL and NYTL, each of which is a wholly-owned subsidiary of the Company, as joint and several obligors (collectively, the "Obligors"), borrowed $2,000,000 from Spotless. This borrowing is evidenced by a secured convertible promissory note, dated October 29, 1999 (the "Note"). Outstanding principal under the Note bears interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus an additional 1% and is payable monthly. The Note matures on October 29, 2004, unless Spotless elects to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under the Note is convertible, at the option of Spotless, in whole or in part, at any time, into shares of Common Stock at the rate of one share of Common Stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals have not been obtained at the time of conversion, into shares of Series B Preferred at the rate of one share of Series B Preferred for every $79.04 of principal and accrued interest so converted). In connection with the Note, each of the Obligors granted to Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999.

As a result of the conversion features of the Series B Preferred and the Note, as of July 15, 2000, if Acquisition Corp. were to convert its Series B Preferred shares into Common Stock and Spotless were to convert all of the outstanding $2 million principal amount and $84,390 accrued and unpaid interest under the Note into Common Stock, Acquisition Corp. and Spotless would collectively own 58,002,013 shares, or approximately 78%, of the then issued and outstanding shares of Common Stock.

In September 1999, the Company borrowed $100,000 from Spotless Enterprises, Inc., an affiliate of Spotless. The borrowing bore interest at a rate of 6% and was repaid with accrued interest in November 1999. In March and April 2000, the Company borrowed a total of $500,000 from Spotless for working capital requirements. These borrowings bear interest at LIBOR plus 1 percent. As of April 30, 2000, interest of $3,275 was accrued on these borrowings.

During fiscal 1999, Michael O'Reilly, the Company's President and Chief Executive Officer received an aggregate of $50,000 and 133,333 shares of Common Stock, the fair value of which shares was $50,000 on the date of grant, representing a bonus based upon a calculation of net profits at the end of the second quarter of fiscal 1999. Due to subsequent losses incurred by the Company in the third and fourth quarters, the bonus was due back to the Company and, accordingly, recorded as a loan receivable from Mr. O'Reilly. In fiscal 2000, the Company forgave the loan.

In fiscal 2000, the Company amended Michael O'Reilly's Employment Agreement (see
Item 10- "Executive Compensation").

In fiscal 1997, Anthony Towell, a director of the Company, loaned the Company $100,000 and was issued a 12% convertible promissory note providing for, at the option of Mr. Towell, the conversion of the principal and accrued and unpaid interest at the rate of $.25 per share of Common Stock. On December 31, 1997, the conversion price was adjusted to $0.15 per share of Common Stock. As of July 15, 2000, an aggregate of 1,043,114 shares of Common Stock are issuable upon conversion of the principal and accrued and unpaid interest under the convertible promissory note. The Company has included interest due of $52,653 in accrued expenses as of April 30, 2000. Mr. Towell was also an officer and director of Worksafe Industries, Inc., which sold approximately $3,118 and $189,778 of material and supplies to the Company that were used on remediation projects during fiscal 2000 and 1999, respectively.

On December 16, 1998, the Company entered into an operating lease arrangement with its Chief Executive Officer. Under the arrangement, the Company leases a forty-two foot fully-equipped custom Topaz boat for a period of two years. Annual rental is approximately $60,000. The leasing arrangement was necessitated by a Marine Assistance Contract entered into with Keyspan Energy Corporation covering the period January 1, 1999 through December 31, 2000. The arrangement provides the Company with its largest floating vessel capable of handling specialty equipment and facilitating an offshore support crew. The lease carries a one year renewal option. The Company is responsible for all taxes, insurance and reports.

At April 30, 2000 and 1999, Dr. Kevin Phillips, a director of the Company, directly held 650,000 shares of Series A Preferred. The Series A
Preferred is convertible into Common Stock at the rate of one share of Common Stock for every one share of Series A Preferred. In fiscal 2000, dividends and interest of $35,268 were paid by the issuance of 112,857 shares of Common Stock. In fiscal 1999, dividends and interest of $60,368 were paid to Dr. Phillips, which amount consisted of $9,750, shares of Common Stock of 122,982 and an option to purchase 15,000 shares of Common Stock exercisable at $.41 per share. At April 30, 2000, accrued expenses included $24,814 of dividend arrearages owed to Dr. Phillips. In addition, the Company's subsidiaries sold approximately $261,203 and $7,800 of services to FPM Group Ltd., formerly known as Fanning Phillips & Molnar, a company of which Dr. Phillips is a principal, in fiscal 2000 and 1999, respectively. As of April 30, 2000, FPM Group Ltd. owed $139,788 to the Company for such services.

Dr. Samuel Sadove, a director of the Company, performs consulting services for the Company. The Company paid Dr. Sadove $42,400 for such services in each of fiscal 2000 and fiscal 1999.

In fiscal 1999, the Company entered in a contract for approximately $170,000 to construct an employee's dwelling. As of April 30, 2000, the Company recognized losses under this contract of approximately $130,000. In fiscal 1998, the Company entered into a contract for $1,100,000 to construct a dwelling for a partner in the Company's former law firm. Subsequent change orders have brought the contract value to approximately $2,111,000 at April 30, 2000. The Company has recognized losses under this contract of approximately $532,000 as of April 30, 2000.

The Company believes that all transactions entered into by the Company with its officers, directors and principal stockholders have been on terms no less favorable to the Company than those available from unrelated third parties. See
Item 10 "Executive Compensation."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Set forth below are all exhibits to this Annual Report on Form 10-KSB.

3.01 Composite of Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.01 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

3.02 By-laws of the Company. (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement (No. 33-14370 N.Y.) filed with the SEC on June 1, 1987).

4.01   Specimen  Common  Stock  Certificate.  (Incorporated  by reference to
       Exhibit 4.01 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

4.02   Certificate   of   Designations   for  Series  B  Preferred   Stock.
       (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

4.03 Specimen Series B Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12,
       1999).

10.01 Form of Convertible Note Agreement. (Incorporated by reference to Exhibit 4.04 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29,
       1997).

10.02 Convertible Demand Note, dated October 15, 1996, between Trade-Winds Environmental Restoration, Inc. and Anthony P. Towell, together with related agreements.

10.03 Employment Agreement between the Company and Michael O'Reilly dated November 1, 1996. (Incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29, 1997).

10.04 Option Certificate for 2,000,000 stock options issued to Michael O'Reilly. (Incorporated by reference to Exhibit 4.05 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29, 1997).

10.05 1997 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-22491) filed with the SEC on February 27, 1997).

10.06 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-61905) filed with the SEC on August 20, 1998).

10.07 Loan and Security Agreement dated June 1, 1998 between Business Alliance Capital Corporation and the Company and Subsidiaries. (Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.08 Individual Guaranty of Michael O'Reilly to Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.09 Revolving Credit Master Promissory Note for $1,850,000 between the Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.10 Term Loan for $595,000 Between the Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.11  Origination  Fee  Amendment  dated  August 1, 1998  between the
       Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.12 Loan Agreement dated September 16, 1999 between Spotless Enterprises Inc. and the Company.

10.13 Subscription Agreement dated October 29, 1999 between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.14 Convertible Promissory Note dated October 29, 1999 issued by the Company to Spotless Plastics (USA), Inc. (Incorporated by reference to
       Exhibit 10.2 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.15 Form of Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Remediation, Inc., North Atlantic Laboratories, Inc. and New York Testing, Inc. and Spotless Plastics
       (USA), Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.16 Amended and Restated Employment Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.17 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit
       10.5 of the  Company's  Current  Report on Form 8-K  (Date of Report:
       October 29, 1999) filed with the SEC on November 12, 1999).

10.18  Stock  Option  Agreement  dated  October  29,  1999  between the
       Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29,
       1999) filed with the SEC on November 12, 1999).

10.19 Letter Agreement dated October 29, 1999 between Michael O'Reilly and Spotless Plastics (USA), Inc. (Incorporated by reference to
       Exhibit 10.7 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

16.1 Letter dated December 7, 1999 from BDO Seidman LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16 of the Company's Current Report on Form 8-K (Date of Report: December 1,
      1999) filed with the SEC on December 8, 1999).

21.01 Subsidiaries of the Company.

23.01 Consent of Deloitte & Touche LLP.

23.02 Consent of BDO Seidman LLP.

24.01 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).

27    Financial Data Schedule.

(b)   Reports on Form 8-K.

      There were no reports on Form 8-K filed during the last quarter of the fiscal year ended April 30, 2000.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Reports of Independent Certified Public Accountants. . . . . . . . . F-2 to F-3

Consolidated Balance Sheet as of April 30, 2000 . . . . . . . . . . . . . . F-4

Consolidated Statements of Operations for the
  fiscal years ended April 30, 2000 and 1999 . . . . . . . . . . . . . . . .F-5

Consolidated Statements of Stockholders' Deficiency
  for the fiscal years ended April 30, 2000 and 1999 . . . . . . . . . . . .F-6

Consolidated Statements of Cash Flows for the
  fiscal years ended April 30, 2000 and 1999 . . . . . . . . . . . . . . . .F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . F-8 to F-19

               Report of Independent Certified Public Accountants

To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.


We have audited the accompanying consolidated balance sheet of Windswept Environmental Group, Inc. and Subsidiaries as of April 30, 2000 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Windswept Environmental Group, Inc. and Subsidiaries at April 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a stockholders' deficit and a working capital deficiency, and is in arrears with respect to certain of its obligations.
These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche, LLP
Deloitte & Touche, LLP
Jericho, New York
July 24, 2000

               Report of Independent Certified Public Accountants

To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows of Windswept Environmental Group, Inc. and Subsidiaries for the year ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Windswept Environmental Group, Inc. and Subsidiaries for the year ended April 30, 1999, in conformity with generally accepted accounting principles.

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


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Melville, New York
August 11, 1999

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2000

ASSETS:
CURRENT ASSETS:
        Cash                                                                           $  816,560
        Accounts receivable, net of allowance for doubtful accounts of $266,000         3,422,469
        Inventories                                                                       168,151
        Costs and estimated earnings in excess of billings on uncompleted contracts       150,829
        Prepaid expenses and other current assets                                         135,384
                                                                                        ---------
           Total current assets                                                         4,693,393

PROPERTY AND EQUIPMENT, net of accumulated
        depreciation and amortization of  $3,657,682 (Note 4)                           1,749,928

GOODWILL, net of accumulated amortization of $55,387 (Note 1)                              66,639

OTHER ASSETS (Notes 1 and 8)                                                              189,244
                                                                                       ----------

TOTAL                                                                                  $6,699,204
                                                                                       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
        Accounts payable                                                               $1,735,529
        Accrued expenses (Notes 5 and 15)                                               1,252,853
        Loans payable (Note 15)                                                           500,000
        Billings in excess of costs and estimated earnings on uncompleted contracts       302,854
        Accrued payroll and related fringe benefits                                       475,931
        Sales taxes payable                                                               269,518
        Current portion of long-term debt (Note 7)                                        136,153
        Obligations of unconsolidated subsidiary, net (Note 6)                            210,007
        Income taxes payable (Note 10)                                                    194,684
        Other current liabilities                                                          89,483
                                                                                       ----------
           Total current liabilities                                                    5,167,012
                                                                                       ----------

LONG-TERM DEBT, NET OF CURRENT PORTION (Note 7)                                            95,005
                                                                                       ----------

CONVERTIBLE NOTES (Notes 2, 8 and 15)                                                   2,780,000
                                                                                       ----------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 16)

REDEEMABLE COMMON STOCK (Note 12)                                                        102,167
                                                                                       ---------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK
        $.01 par value; 1,300,000 shares authorized and
         outstanding at April 30, 2000  (Notes 9 and 15)                               1,300,000
                                                                                      ----------

STOCKHOLDERS' DEFICIENCY:
        Series B preferred stock, $.01 par value, 50,000 shares authorized
          9,346 shares outstanding at April 30, 2000 (Notes 2 and 15)                        93
        Non designated preferred stock, no par value; 8,650,000 shares
          authorized; 0 shares outstanding                                                   --
        Common stock, $.0001 par value, 50,000,000 shares authorized;
          38,456,254 shares outstanding at April 30, 2000  (Notes 2 and 13)               3,846
        Additional paid-in capital                                                   31,804,950
        Accumulated deficit                                                         (34,553,869)
                                                                                    ------------
           Total stockholders' deficiency                                            (2,744,980)
                                                                                    ------------

TOTAL                                                                               $ 6,699,204
                                                                                    ===========

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE FISCAL YEARS ENDED APRIL 30, 2000 AND 1999

                                                                   2000                    1999
                                                                -----------             -----------
Revenues                                                        $12,845,165             $13,926,812

Cost of revenues                                                 10,179,948              10,930,054
                                                                ------------            ------------

Gross profit                                                      2,665,217               2,996,758

Selling, general and administrative expenses (Note 15)            4,229,728               3,362,029
                                                                ------------            ------------

Loss from operations                                             (1,564,511)               (365,271)
                                                                ------------            ------------

Other income (expense):
   Interest expense (Notes 2, 7, 8, 9 and 15)                      (710,973)               (970,269)
   Other, net (Note 11)                                             118,487                  28,064
                                                                ------------            ------------

     Total other expense                                           (592,486)               (942,205)
                                                                ------------            ------------

Loss before extraordinary item and provision for income taxes    (2,156,997)             (1,307,476)

Provision for income taxes (Note 10)                                 -                         -
                                                                ------------            ------------

Net loss before extraordinary item                               (2,156,997)             (1,307,476)

Extraordinary item - loss on extinguishment of debt                (100,000)                   -
                                                                ------------            ------------
Net loss                                                         (2,256,997)             (1,307,476)

Dividends on Series A Redeemable Convertible Preferred Stock
  (Note 9)                                                          (78,000)                (78,000)
                                                                ------------            ------------

Net loss attributable to common shareholders                    $(2,334,997)            $(1,385,476)
                                                                ============            ============

Basic and diluted net loss per common share:
   Before extraordinary item                                    $      (.09)            $      (.11)
   Extraordinary item                                                -                        -
                                                                ------------            ------------

   Basic and diluted net loss per common share                  $      (.09)            $       (.11)
                                                                ============            =============

Weighted average number of common shares outstanding:
     basic and diluted                                           26,927,083               13,064,314
                                                                ============            =============

See notes to consolidated financial statements

                     WINDSWEPT ENVIRONMENTAL GROUP, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
             FOR THE FISCAL YEARS ENDED APRIL 30, 2000 AND 1999

                                           Preferred  Stock     Common Stock
                                           ----------------   ----------------   Additional
                                           Number      Par      Number     Par     Paid-in       Accumulated   Deferred
                                           of Shares  Value    of Shares  Value    Capital         Deficit   Compensation   Total
                                           ---------  -----   ----------- -----  ----------      ----------- ------------  -------


Balance at April 30, 1998                     -       $  -    11,552,374  $1,155  $ 28,126,648 $(30,989,396) $(75,137) $(2,936,730)

Private placements of common stock            -          -       735,000      73       129,927       -           -         130,000
Note conversion                               -          -        20,000       2         9,998       -           -          10,000
Issuance of common stock for services         -          -     1,284,528     129       466,623       -           -         466,752
Issuance of common stock to settle
   legal obligations                          -          -        38,874       4        13,420       -           -          13,424
Issuance of common stock and options
   for employee and director compensation     -          -       258,333      26       178,374       -           -         178,400
Amortization of deferred compensation         -          -          -         -           -          -         75,137       75,137
Dividends on preferred stock                  -          -          -         -        (78,000)      -           -         (78,000)
Issuance of common stock and options
   for accrued preferred stock dividends
   and related interest                       -          -       245,964      25       101,211       -           -         101,236
Net loss                                      -          -          -         -           -      (1,307,476)     -      (1,307,476)
                                             -----    ------  ----------  ------  ------------  ------------ --------  ------------
Balance at April 30, 1999                     -          -    14,135,073   1,414    28,948,201  (32,296,872)     -      (3,347,257)

Private placements of common and
   preferred stock                           9,346       93   23,167,017   2,317     2,639,940       -           -       2,642,350
Exercise of stock options                     -          -       20,000        2         7,498       -           -           7,500
Issuance of common stock for services         -          -      863,450       86       201,723       -           -         201,809
Issuance of common stock and stock
   options for director compensation          -          -       25,000        3         5,076       -           -           5,079
Issuance of common stock for accrued
   preferred stock dividends and related
   interest                                   -          -      225,714       22        70,514       -           -          70,536
Note conversion                               -          -       20,000        2         9,998       -           -          10,000
Dividends on preferred stock                  -          -         -           -       (78,000)      -           -         (78,000)
Net loss and comprehensive loss               -          -         -           -          -      (2,256,997)     -      (2,256,997)
                                             -----    ------ ----------   ------- ------------ ------------- --------  ------------
Balance at April 30, 2000                    9,346    $  93  38,456,254   $3,846   $31,804,950 $(34,553,869) $   -     $(2,744,980)
                                             =====    ====== ==========   ======== =========== ============= ========  ============

[FN]
See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE FISCAL YEARS ENDED APRIL 30, 2000 AND 1999

                                                                             2000             1999
                                                                        -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (2,256,997)    $ (1,307,476)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                                            868,412          929,633
    Provision for doubtful accounts                                          208,342          (66,858)
    Issuance of common stock and stock options for director compensation       5,079          178,400
    Compensation related to officer options and redeemable common stock      102,167             -
    Issuance of common stock for dividends and related interest on
      redeemable preferred stock                                              70,536          101,236
    Issuance of common stock and stock options for services                  201,809          480,176
    Obligations of unconsolidated subsidiary                                  13,895             -
  Changes in operating assets and liabilities:
    Accounts receivable                                                   (1,339,313)         335,177
    Inventories                                                              (38,531)          31,646
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                    6,171         (101,648)
    Loans to officer                                                         100,000             -
    Prepaid and other current assets                                          49,392          (29,605)
    Other assets                                                              84,190            5,118
    Accounts payable and accrued expenses                                   (425,325)         137,963
    Payroll and sales tax payable                                            (10,309)         (52,394)
    Income taxes payable                                                     191,439             -
    Other current liabilities                                                 36,756             -
    Billings in excess of costs and estimated earnings in
      uncompleted contracts                                                   76,854          (40,000)
                                                                        -------------    -------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                       (2,055,433)         601,368
                                                                        -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                               (275,417)        (379,367)
    Loans to officer                                                            -            (100,000)
    Collection of note receivable                                            152,895           73,029
                                                                        -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                       (122,522)        (406,338)
                                                                        -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to factor, net                                                     -          (1,505,968)
    Proceeds of long-term debt                                                79,704        1,123,199
    Principal payments of long-term debt                                  (1,080,780)      (1,110,936)
    (Repayment) proceeds from revolving bank line, etc., net              (1,200,596)       1,200,596
    Proceeds from private placements of stock                              2,642,351          130,000
    Proceeds from loans payable                                              500,000             -
    Proceeds from notes due affiliate                                      2,000,000             -
    Proceeds from exercise of stock options                                    7,500             -
    Dividends paid on redeemable preferred stock                                -             (19,500)
                                                                        -------------    -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        2,948,179         (182,609)
                                                                        -------------    -------------

NET INCREASE IN CASH                                                         770,224           12,421

CASH - BEGINNING OF PERIOD                                                    46,336           33,915
                                                                        -------------    -------------

CASH - END OF PERIOD                                                    $    816,560     $     46,336
                                                                        =============    =============

Cash paid during the period for:
Interest                                                                $    752,424     $    937,830
                                                                        =============    =============

Non cash financing activities:
Conversion of 10% note to 20,000 shares of common stock                 $     10,000     $     10,000
                                                                        =============    =============

Issuance of redeemable preferred stock dividend                         $     78,000     $     78,000
                                                                        =============    =============

[FN]
See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE FISCAL YEARS ENDED APRIL 30, 2000 AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Windswept  Environmental  Group,   Inc.   and   its  subsidiaries  (the
     "Company") provides a broad range  of  environmental  services  through
     vertically  integrated  businesses  in  the  areas  of  hazardous   waste
     remediation, asbestos removal, lead clean-up, emergency spill response and laboratory testing and training. In providing a turnkey environmental solution, the Company also provides demolition, renovation and other general construction services. The Company provides these services to a diversified customer base located primarily in the Northeastern United States.

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

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     REVENUE RECOGNITION

     The majority of the Company's revenue is derived from the provision of services over periods of less than one month. In such instances, revenue is recognized at the completion of the related contracts.

     Revenue from contracts that extend over periods of one month or more is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, the effect of contract penalty provisions and final contract settlements may result in revisions to estimates of costs and income and are recognized in the period in which the revisions are determined.

     In  December 1999, the  Securities  and  Exchange   Commission   ("SEC")
     issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the first quarter of fiscal 2001. The Company is currently evaluating the impact of SAB 101 on its results of operations and financial position.

     INVENTORIES

     Inventories  consist   of   materials   and   supplies  utilized  on  the
     Company's remediation projects and are recorded at the lower of cost (first-in, first-out) or market.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company establishes an allowance for accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     PROPERTY AND EQUIPMENT

     Property and equipment, consisting of machinery and equipment, office furniture and equipment, trucks and vehicles, and leasehold improvements, are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. The estimated useful lives of the related assets are generally three to ten years.

     GOODWILL

     The excess of the purchase price and related acquisition costs over the fair market value of the net assets of the business acquired is amortized on a straight line basis over periods ranging from ten to fifteen years. Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. Based upon such evaluations, there has been no impairment of long-lived assets in either fiscal 2000 or 1999. Goodwill amortization charged against earnings was $9,393 and $9,468 in fiscal 2000 and 1999, respectively.

     LOSS PER SHARE

     The basic net loss per share is computed using weighted average number of common shares outstanding for the applicable period. The diluted net loss per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts of including equivalents would be anti-dilutive.

     INCOME TAXES

     Deferred income taxes result from timing differences arising between financial and income tax reporting due to the deductibility of certain expenses in different periods for financial reporting and income tax purposes. A valuation allowance is provided against net deferred tax assets unless, in managements' judgment, it is more likely than not that such deferred tax asset will be realized.

     The Company files a consolidated  Federal   tax  return.   Accordingly,
     Federal income taxes are provided on the taxable income, if any, of the consolidated group. State income taxes are provided on a separate company basis, if and when taxable income, after utilizing available carry forward losses, exceeds certain levels.

     DEBT ISSUANCE COSTS

     The costs related  to  the  issuance of the convertible  notes (See Notes
     2 and 8) totaling $203,168, have been capitalized and are included in other assets. Debt issue costs are amortized using the straight line method over the term of the related debt. Amortization of debt issuance costs was $41,825 and $30,588 during the years ended April 30, 2000 and 1999, respectively.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of April 30, 2000, the carrying value of cash, accounts receivable, accounts payable, loans payable and current maturities of long-term debt approximated fair value because of their short maturity. The carrying value of notes receivable approximated fair value based on the discounted cash flow method. Based on a closing market price of the Company's common stock of $.125 at April 30, 2000, and the conversion provisions of the underlying instruments, the fair value of the Convertible Notes was $3,545,168 and the fair value of the Series A Redeemable Preferred Stock was $162,500. The Company believes that an undetermined discount for lack of liquidity would be appropriate due to the large amount of stock that would be issuable upon conversion. The fair value of fixed-rate long-term debt, which approximates the carrying value on the financial statements, is estimated using discounted cash flow analysis based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     SEGMENT REPORTING

     During   fiscal   1999,  the Company adopted   Statement  of  Financial
     Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public enterprises report information about operating segments in financial statements. It also establishes disclosure standards regarding products and services, geographic areas and major customers. The Company's operations are conducted in a single segment - environmental services.

     COMPREHENSIVE INCOME

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rulesfor the reporting of comprehensive income and its components. Comprehensive income consists of net loss and is presented in the Statement of Stockholders' Deficiency.

     RECLASSIFICATION

     Certain prior year balances have been reclassified to conform with current year classifications.

2.   SALE OF CONTROLLING INTEREST AND REFINANCING

     On October 26, 1999, the Board of Directors of the Company created a class of 50,000 shares of preferred stock, par value $.01 per share, designated as the Series B Convertible Preferred Stock (the "Series B Preferred"). Each share of Series B Preferred has a liquidation preference of $79.04, is initially convertible into 1,000 shares of Common Stock, par value $.0001 per share, of the Company (the "Common Stock") (subject to adjustment) and is entitled to cast 1,000 votes, together with the Common Stock and the Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred") (see Note 9), on any matters subject to a vote of the holders of the Common Stock.

     On   October  29, 1999,  the  Company   entered  into  a  subscription
     agreement with Spotless Plastics (USA), Inc. ("Spotless"), a Delaware corporation, pursuant to which the Company sold to Windswept Acquisition
     Corporation ("Acquisition   Corp."),   a  Delaware   corporation   and  a
     wholly-owned subsidiary of Spotless, 22,284,683 shares (the "Acquisition Corp. Common Shares") of Common Stock, and 9,346 shares of Series B Preferred, for an aggregate subscription price of $2,500,000 or
     $.07904 per share of Common Stock and $79.04 per share of Series B Preferred. As of July 15, 2000, the Acquisition Corp. Common
     Shares represented  approximately 58%  of the outstanding Common Stock and
     the  Acquisition Corp. Common  Shares  and   Series B  Preferred  shares
     collectively represented approximately 66% of the voting power of the outstanding securities of the Company.

     In addition, the Company and Trade-Winds, NAL and NYTL, each of which is a wholly-owned subsidiary of the Company, as joint and several obligors (collectively, the "Obligors"), borrowed $2,000,000 from Spotless. This borrowing is evidenced by a secured convertible promissory note, dated October 29, 1999 (the "Note"). Outstanding principal under the Note bears interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus an additional 1% and is payable monthly. The Note matures on October 29, 2004, unless Spotless elects to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under the Note is convertible, at the option of Spotless, in whole or in part, at any time, into shares of Common Stock at the rate of one share of Common Stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals have not been obtained at the time of conversion, into shares of Series B Preferred at the rate of one share of Series B Preferred for every $79.04 of principal and accrued interest so converted). In connection with the Note, each of the Obligors granted to Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999.

     As a result of the conversion features of the Series B Preferred and the Note, as of July 15, 2000, if Acquisition Corp. were to convert its Series B Preferred shares into Common Stock and Spotless were to convert all of the outstanding $2 million principal amount and $84,390 accrued and unpaid interest under the Note into Common Stock, Acquisition Corp. and Spotless would collectively own 58,002,013 shares, or approximately 78%, of the then issued and outstanding shares of Common Stock.

     See Note 15 for information regarding related party transactions.

3.   LIQUIDITY AND BUSINESS RISKS

     As of April 30, 2000, the Company has a stockholders' deficit of $2,744,980 and an accumulated deficit of $34,553,869. The Company has financed its operations to date primarily through issuance of debt and equity securities. As of April 30, 2000, the Company had $816,560 in cash and a working capital deficit of $473,619. In addition, as of April 30, 2000, the Company was in arrears with respect to certain sales tax obligations of $181,000 as well as preferred stock dividends plus interest of approximately $50,000. The Company is also in arrears with many of its vendors. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During fiscal 2000, in order to address the Company's cash flow and operational concerns, management pursued various options including, but not limited to, refinancing the Company's credit facility and securing capital through an equity infusion. On October 29, 1999, the Company consummated an equity and debt financing transaction with Spotless (the "Spotless Transaction") that significantly improved the Company's liquidity and cash position. The Company received $2,500,000 in exchange for equity and $2,000,000 of debt financing which enabled it to repay in full its outstanding balance under a credit facility and reduce certain outstanding vendor balances. The Spotless Transaction significantly reduced the Company's cost of capital. However, management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs.
     The Company currently has no credit facility for additional borrowing. Management continues to pursue additional funding sources and is discussing the availability of credit facilities with various lenders. Revenue growth is expected in new and existing service areas and the Company is currently bidding on projects totaling approximately $20,000,000, though there can be no assurance that any of the Company's bids will be accepted. The Company is striving to improve its gross margin and control its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to obtain environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

     In   September   1999, the Company   borrowed  $100,000  from  Spotless
     Enterprises, Inc., an affiliate of Spotless. The borrowing bore interest at a rate of 6% and was repaid with accrued interest in November 1999. In March and April 2000, the Company borrowed a total of $500,000 from Spotless for working capital requirements. These borrowings bear interest at LIBOR plus 1 percent. As of April 30, 2000, interest of $3,275 was accrued on these borrowings.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

         Machinery and equipment                              $  3,517,111
         Office furniture and equipment                            397,117
         Transportation equipment                                  973,027
         Leasehold improvements                                    520,355
                                                              -------------
                                                                 5,407,610
         Less: accumulated depreciation and amortization         3,657,682
                                                              -------------
                                                              $  1,749,928
                                                              =============

     Depreciation and amortization expense was $859,020 and $845,028 in fiscal 2000 and 1999, respectively.

     The Company is obligated under various leases for machinery and equipment that expire at various dates through 2002. The carrying amount of machinery and equipment under capital leases included in property and equipment was as follows as of April 30, 2000:

         Machinery and equipment                              $    693,553
         Less: accumulated depreciation                            494,804
                                                              -------------
                                                              $    198,749
                                                              =============

5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

         Workers compensation premiums and insurance
              adjustments                                     $   594,117
         Interest and preferred stock dividends                   196,338
         Litigation reserves (See Note 16)                        160,000
         Professional fees                                        125,000
         Other                                                    177,398
                                                              -------------
                                                              $ 1,252,853
                                                              =============

6.   OBLIGATION OF UNCONSOLIDATED SUBSIDIARY, NET

     In   January   1996,  Laboratory  Testing  Services,  Inc.  ("LTS"),  a
     wholly-owned subsidiary of the Company filed a bankruptcy petition in the United States Bankruptcy Court in the Eastern District of New York. Subsequently, this case was converted to a Chapter 7 Bankruptcy proceeding. Concurrent with the bankruptcy petition, the operations of LTS were ceased. The court appointed bankruptcy trustee has been liquidating the assets of LTS to satisfy LTS's corporate obligations. Management believes that the Company's financial condition and results of operations will not be materially affected by this proceeding (See Note 16). The Company accrued $210,007 related to this proceeding as of April 30, 2000.

7.   LONG TERM DEBT

     Long-term debt consists of the following:

         Vehicle  installment notes with finance companies,
          payable monthly with interest rates ranging from
          8.45% to 11.25%, with terms expiring through
          May 2002                                              $  133,606
         Equipment note, payable monthly with interest rate
          of 9.93%, expiring July 2000                               1,825
         Capital lease obligations, payable monthly with
          interest rates ranging from 6.05% to 12.84%,
          with terms expiring through March 2003                    95,727
                                                                -----------
                                                                   231,158
         Less: current portion                                     136,153
                                                                -----------
         Long term debt                                         $   95,005
                                                                ===========

     The vehicle installment, equipment note and capital lease obligations are secured by the underlying vehicles and equipment.

     Repayments of long-term debt as of April 30, 2000 are as follows:

          Years Ending April 30,
               2001                                             $  136,153
               2002                                                 68,691
               2003                                                 26,314
                                                                -----------
                                                                $  231,158
                                                                ===========

8.   CONVERTIBLE NOTES

     On  October 29, 1999,  in   connection  with  the  sale  of   controlling
     interest of the Company (see Note 2), the Company and all of its subsidiaries (the "Obligors") borrowed $2,000,000 from Spotless pursuant to a secured convertible promissory note (the "Note") that bears interest at Spotless' option at a rate equal to LIBOR plus 1 percent. The Note matures on October 29, 2004, and is convertible into either 25,304,352 shares of Common Stock or 25,305 shares of Series B Preferred. Additionally, Spotless has the right to defer the maturity date of the Note for one year. At April 30, 2000, the common shares issuable upon conversion of the Note would represent approximately 40% of the Company's issued and outstanding common shares. In connection with the Note, each of the Obligors granted Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999. Direct issuance costs of $29,512 related to the Note are capitalized and included in other assets in the accompanying consolidated balance sheet.

     In March 1997, the Company completed a private offering of 10% convertible notes to several accredited investors. The Company received gross proceeds of $700,000 and incurred direct issuance costs of $173,656 related to the sale of the notes. The 10% convertible notes are payable in full in March 2002. Interest is payable semi-annually. The notes may be converted, at the option of the holder, at any time prior to maturity at a conversion price of $.50 per share. Holders of convertible notes chose to convert $10,000 of notes into 20,000 shares of common stock in both fiscal 2000 and fiscal 1999.

     In fiscal 1997, a director of the Company loaned the Company $100,000 and was issued a 12% convertible promissory note providing for, at the option of the note holder, the conversion of the principal and accrued and unpaid interest at the rate of $.25 per share of Common Stock. On December 31, 1997, the conversion price was adjusted to $0.15 per share of Common Stock. As of July 15, 2000, an aggregate of 1,043,114 shares of Common Stock are issuable upon conversion of the principal and accrued and unpaid interest of this convertible promissory note. The Company has included interest due of $52,653 in accrued expenses as of April 30, 2000 (see Note 15).

9.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In  connection with the acquisition  of  North   Atlantic  Laboratories,
     Inc. ("NAL") in February 1997, the Company issued 1,300,000 shares of redeemable convertible preferred stock ("RCPS") having a liquidation value of $1.00 per share plus accumulated dividends. The dividend rate is the higher of (i) 6%, or (ii) the inflation rate (as defined) plus 2%. After February 1998, the RCPS holders can convert their preferred shares to common at a ratio of one share of preferred to one share of common stock, subject to adjustment. The RCPS is callable by the Company in February 2002.

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

10.  INCOME TAXES

     No provision for income taxes was recorded during the years ended April 30, 2000 and 1999 due to net losses incurred. At April 30, 2000, the Company has net operating loss carryforwards for tax purposes of approximately $20,275,000 that expires through 2020. As a result of changes in stock ownership (see Note 2), the Company will be restricted to the utilization of a maximum of approximately $1,800,000 of these net operating losses.

     The Company's effective tax rate in fiscal 2000 and 1999 differs from the federal statutory rate as a result of a full valuation allowance being provided against gross deferred tax assets.

     Deferred tax assets consist of the following components at April 30, 2000:

         Net operating loss carryforwards                       $   633,000
         Reserves                                                   218,000
         Deferred compensation                                       42,000
         Other, net                                                 136,000
                                                                -----------
                                                                  1,029,000
         Less: Valuation allowance                               (1,029,000)
                                                                -----------
         Net deferred tax asset                                 $      -
                                                                ===========

     At April 30, 2000, the Company has provided a full valuation allowance against the gross deferred tax asset. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be realized, as required by SFAS No. 109.

11.  OTHER INCOME

     Included in other income at April 30, 2000 is approximately $100,000 of cost savings attributable to negotiations with vendors to reduce trade payables.

12.  COMMITMENTS

     Future minimum lease payments under noncancelable operating leases for office space and equipment as of April 30, 2000 are as follows:

           Year Ending April 30,
                 2001                                           $  367,324
                 2002                                              359,119
                                                                -----------
           Total minimum lease payments                         $  726,443
                                                                ===========


     Total rental expense was $358,477 and $304,961 for the fiscal years ended April 30, 2000 and 1999, respectively.

     On October 29, 1999, the Company entered into an Amended and Restated Employment Agreement (the "Employment Agreement") with Michael O'Reilly. The Employment Agreement is for a term of five years, calls for a base salary of $260,000 per year and a bonus equal to 2.5% of the Company's pre-tax income (as that term is defined in the Employment Agreement). Upon the termination of Mr. O'Reilly's employment by the Company (other than termination for cause, death or disability or his resignation without good reason, as defined in the Employment Agreement), Mr. O'Reilly will be entitled to sell, in a single transaction, any or all of shares of Common Stock held by him as of October 29, 1999 and all shares of Common Stock underlying options to purchase shares of Common Stock of the Company held by him as of October 29, 1999 (collectively the "O'Reilly Shares"), to the extent vested and exercisable, back to the Company (or pursuant to a letter agreement, dated October 29, 1999, between Michael O'Reilly and Spotless (the "Letter Agreement"), to Spotless to the extent that the Company's capital would be impaired by such a purchase) at a mutually agreeable price. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. Similarly, pursuant to the Letter Agreement, Michael O'Reilly has the right, upon receipt of notice that Spotless and any of its affiliates has acquired a beneficial ownership of more than 75% of the outstanding shares of Common Stock (on a fully diluted basis), to require Spotless to purchase, in a single transaction, the O'Reilly Shares. The purchase price applicable to any such purchase shall be at a price mutually agreed upon. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. As a condition precedent to requiring the Company or Spotless, as the case may be, to repurchase the O'Reilly Shares, Michael O'Reilly must forfeit options to purchase 2,811,595 shares of Common Stock which are exercisable on or after October 29, 2006; provided, that the exercisability of such option will be accelerated if and to the extent that Spotless converts or exchanges its Note.

13.  STOCK ISSUANCES

     During the year ended April 30, 2000, the Company issued shares of common stock in the following transactions: (i) 22,284,683 shares in a private placements with Spotless (See Note 2) valued at $1,761,381, (ii) 882,334 shares in a private placement valued at $142,350, (iii) 25,000 shares valued at $5,079 as compensation for directors, (iv) 863,450 shares valued at $201,809 as consideration for various legal and other services,
     (v) 225,714 shares valued at $70,536 for accrued dividends and interest on the redeemable convertible preferred stock , (vi) 20,000 shares upon the conversion of a convertible note in the principal amount of $10,000 and
     (vii) 20,000 shares upon the exercise of stock options with an aggregate exercise price of $7,500.

     During the year ended April 30, 2000, the Company issued 9,346 shares of Series B Preferred in a private placement with Spotless (See
     Note 2) valued at $738,619.

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

     All of the foregoing stock issuances were valued at fair market value at the time of issuance.

14.  STOCK OPTIONS

     As  of  April 30, 2000 and  1999,  the  Company   had  two   stock-based
     compensation plans. The Company has also issued options pursuant to option agreements not subject to any plan. In fiscal 1997, Michael O'Reilly, Chief Executive Officer of the Company, was issued options to purchase 2,000,000 shares of Common Stock at a price of $.01 per share. These options were not vested until the occurrence of a change in control of the Company. Such a change in control occurred on October 29, 1999 (See Note 2). Accordingly, the Company has recognized compensation expense in the amount of $230,000 in the financial statements for the difference between the fair market price and the exercise price. In the case of all other options, the exercise price of each option equals the market price of the Company's stock on the date of the grant.

     In fiscal 1997, the Board of Directors approved the Company's 1997 Stock Incentive Plan, which covered 1,000,000 shares of Company stock.
     Under  this  plan, the Company may  grant   incentive   stock  options,
     non-qualified stock options, restricted stock, stock appreciation rights, or other awards to employees, directors, officers, and consultants. All shares available for grant under this plan have been registered under the Securities Act of 1933, as amended.

     In   December   1996,   the  Board  of  Directors  repriced  all  options
     previously issued to an exercise price of $.375 per share.

     In  December 1996, the Company  granted  703,520   non-qualified   stock
     options to employees to purchase shares of the Company's common stock at an exercise price of $.375 per share. The options may be exercised in full after December 2, 1998 and expire on December 2, 2001.

     In February 1997, in connection with the NAL acquisition (See Note 9), the Company granted the former owners of NAL non-qualified options to purchase 200,000 shares of the Company's common stock at an exercise price of $.78 per share, the then fair market value of the Company's stock. These options were exercisable commencing on the date of grant and expire February 2002.

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

     On April 19, 1999, the Company granted 150,000 non-qualified stock options to its former chief financial officer to purchase shares of the Company's common stock at an exercise price of $.2031 per share. The options vest immediately and expire April 18, 2004.

     On October 28, 1998, in connection with a payment of accrued interest on unpaid preferred stock dividends, the Company issued 30,000 options at an exercise price of $.41 per share. These options are exercisable commencing on the date of grant and expire on October 27, 2003.

     In June 1999, the Company issued a warrant to purchase 200,000 shares of Common Stock at an exercise price of $.20 per share in exchange for services rendered. The warrants expire in 2004.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and net loss per share would be $2,833,886, or $.11 in fiscal 2000 and $1,521,309, or $.12 in fiscal 1999, respectively. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for both fiscal 2000 and 1999; expected volatility of 144.84% for 2000 and 46.1% for 1999, no dividend yield, and expected life of two to three years for the fiscal 2000 and 1999 options. The weighted average risk free interest rate was 6.3% for fiscal 2000 and 5.3% for fiscal 1999.

     A summary of the status of the Company's outstanding stock options as of April 30, 2000 and 1999 is presented below:

                                     Employees and     Range of Option     Non-Employee   Range of Option
                                   Directors Options   Prices Per Share       Options     Prices Per Share
                                   -----------------   ----------------    ------------   ----------------
Outstanding at April 30, 1998           4,068,662        $ .12-$.40           318,100        $ .01-$.78
Granted                                 1,600,000        $ .20-$.38            30,000              $.41
Forfeited                                (838,306)       $ .12-$.38          (100,000)             $.50
                                       -----------       -----------        ----------       -----------
Outstanding at April 30, 1999           4,830,356        $ .12-$.40           248,100        $ .01-$.78
Granted                                 2,981,407        $ .01-$.39                 -                 -
Cancelled                                 (80,000)       $      .38                 -                 -
Forfeited                                 (64,313)       $ .31-$.34                 -                 -
Exercised                                 (20,000)       $      .38                 -                 -
                                       -----------       -----------        ----------       -----------
Outstanding at April 30, 2000           7,647,450        $ .01-$.40           248,100        $ .01-$.78
                                       ===========       ===========        ==========       ===========

Options exercisable at April 30, 1999   3,363,194        $ .12-$.40           248,000        $ .01-$.78
                                       ===========       ===========        ==========       ===========
Options exercisable at April 30, 2000   6,991,560        $ .01-$.40           248,000        $ .01-$.78
                                       ===========       ===========        ==========       ===========

                                        Weighted Average
                          Number             Remaining           Number                          Weighted
Range of Exercise     Outstanding at    Contractual Life   Weighted Average     Exercisable      Average
     Prices              4/30/00             (years)        Exercise Price      at 4/30/00    Exercise Price
-----------------     --------------    -----------------  ----------------     ------------  --------------
   $.01-$.40            7,647,450            3.20               $.20             6,991,560         $.18

15.  RELATED PARTY TRANSACTIONS

     On October 29, 1999, the Company consummated an equity and refinancing transaction with Spotless (See Note 2).

     In  September 1999,   the   Company   borrowed   $100,000  from  Spotless
     Enterprises, Inc., an affiliate of Spotless. The borrowing bore interest at a rate of 6% and was repaid with accrued interest in November 1999. In March and April 2000, the Company borrowed a total of $500,000 from Spotless for working capital requirements. These borrowings bear interest at LIBOR plus 1 percent. As of April 30, 2000, interest of $3,275 was accrued on these borrowings.

     During  fiscal  1999,   Michael  O'Reilly, the  Company's  President  and
     Chief Executive Officer, received an aggregate of $50,000 and 133,333 shares of Common Stock, the fair value of which shares was $50,000 on the date of grant, representing a bonus based upon a calculation of net profits at the end of the second quarter of fiscal 1999. Due to subsequent losses incurred by the Company in the third and fourth quarters, the bonus was due back to the Company and, accordingly, recorded as a loan receivable from Mr. O'Reilly. In fiscal 2000, the Company forgave the loan.

     In fiscal 2000, the Company amended Michael O'Reilly's Employment Agreement (see Note 12).

     On December 16, 1998, the Company entered into an operating lease arrangement with its Chief Executive Officer. Under the arrangement, the Company leases a forty-two foot fully-equipped custom Topaz boat for a period of two years. Annual rental is approximately $60,000. The leasing arrangement was necessitated by a Marine Assistance Contract the Company entered into with Keyspan Energy Corporation covering the period January 1, 1999 through December 31, 2000. The arrangement provides the Company with its largest floating vessel capable of handling specialty equipment and facilitating an offshore support crew. The lease carries a one year renewal option. The Company is responsible for all taxes, insurance and repairs.

     In February 1997, the Company issued 650,000 shares of RCPS to a director of the Company and an additional 650,000 shares of RCPS to a partner of such director (see Note 9). Dividends and interest of $35,268 and $60,368 were paid to this director in fiscal 2000 and 1999, respectively. At April 30, 2000 accrued expenses included $24,814 of dividend and interest arrearages owed to this director. The Company's subsidiaries sold approximately $261,000 and $8,000 of services to a company of which the director is a principal in fiscal 2000 and 1999, respectively. As of April 30, 2000, that company owed $139,788 to the Company for such services.

     In fiscal 1997, a director of the Company loaned the Company $100,000 and was issued a 12% convertible promissory note providing for, at the option of the note holder, the conversion of the principal and accrued and unpaid interest at the rate of $.25 per share of Common Stock. On December 31, 1997, the conversion price was adjusted to $0.15 per share of Common Stock. As of July 15, 2000, an aggregate of 1,043,114 shares of Common Stock are issuable upon conversion of the principal and accrued and unpaid interest of this convertible promissory note. The Company has included interest due of $52,653 in accrued expenses as of April 30, 2000. This director is also an officer and director of a company which sold approximately $3,118 and $189,778 of material and supplies to the Company that were used on remediation projects during fiscal 2000 and 1999, respectively.

     In fiscal 1999, the Company entered in a contract for approximately $170,000 to construct an employee's dwelling. As of April 30, 2000, the Company recognized losses under this contract of approximately $130,000. In fiscal 1998, the Company entered into a contract for $1,100,000 to construct a dwelling for a partner in the Company's former law firm. Subsequent change orders have brought the contract value to approximately $2,111,000 at April 30, 2000. The Company has recognized losses under this contract of approximately $532,000 as of April 30, 2000.

     The Company paid an outside director $42,400 for consulting services in each of fiscal 2000 and fiscal 1999.

16.  CONTINGENCIES

     Litigation

     On November 22, 1999, the Securities and Exchange Commission ("SEC") accepted the Company's settlement offer in its "Order Instituting Public Administrative Proceedings, Making Findings, Imposing Remedial Sanctions and Issuing Cease-and-Desist Order" (the "Order"). Under the terms of the Order, the Company neither admitted nor denied any allegations and did not incur any monetary fines in connection with an investigation of it by the SEC that stemmed from the prior convictions of two of the Company's former officers for violations of, among other things, the federal securities laws. The Order requires the Company to develop and institute certain
     policies, procedures and manuals  that  will  improve  its   corporate
     governance, including the adoption of an audit committee charter, a formal conflict of interest policy and a formal employee handbook. The Order also requires the Company to obtain a secure off site storage facility to store its backup data files and system software and to make certain reporting disclosures. The Company has implemented such policies, procedures and manuals, obtained an offsite storage facility and made such disclosures.

     In April 1999, an action was commenced in the New York State Supreme Court, county of Suffolk, under the caption EDWARD TARNAWSKI V. TRADE-WINDS
     ENVIRONMENTAL RESTORATION,   INC.,  COMPREHENSIVE  ENVIRONMENTAL  SYSTEMS,
     INC., WINDSWEPT ENVIRONMENTAL GROUP, INC. AND MICHAEL O'REILLY. This is an action for an alleged breach of employment contract in which the plaintiff claims damages of approximately $150,000 for lost wages and commissions. The Company believes that the action is without merit and that any verdict in favor of the plaintiff will not have a material adverse effect on the Company's consolidated financial statements.

     In November 1997, Trade-Winds was named as a third party defendant in an action commenced in the New York State Supreme Court, County of New York, under the caption NICOLAI GRIB AND VLADISLAV KAZAROV V.

     TRADE-WINDS ENVIRONMENTAL RESTORATION, INC. AND GULF INSURANCE COMPANY, by one or more plaintiffs claiming to be entitled to additional wages while working for a subcontractor of Trade-Winds. The amount of the claim has not been specified.

     The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations and cash flows.

     In   January  1996, Laboratory   Testing   Services,   Inc.   ("LTS"),  a
     wholly-owned subsidiary of the Company, filed a Chapter 11 petition in United States Bankruptcy Court in the Eastern District of New York. Subsequently, this case was converted to a Chapter 7 Bankruptcy proceeding. LTS is in the process of liquidation through these bankruptcy proceedings. Management believes that the Company's financial condition and results of operations will not be materially affected by this proceeding.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Dated:    August 14, 2000

                                   WINDSWEPT ENVIRONMENTAL GROUP, INC.

                                   By: /s/ Michael O'Reilly
                                   ---------------------------
                                   MICHAEL O'REILLY, President
                                   and Chief Executive Officer

                                   By: /s/ Charles L. Kelly, Jr.
                                   ---------------------------
                                   CHARLES L. KELLY, Jr.
                                   Chief Financial Officer (Principal Accounting Officer)

                                Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on August 14, 2000 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Michael O'Reilly and Charles L. Kelly or either of them, with full power of substitution, his/her true and lawful attorneys-in-fact and agents to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which they or either of them may deem necessary or advisable to enable Windswept Environmental Group, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes he/her might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

                                   /s/ Michael O'Reilly
                                   ---------------------------
                                   MICHAEL O'REILLY, President,
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)

                                   /s/ Charles L. Kelly, Jr.
                                   ---------------------------
                                   CHARLES L. KELLY, Jr.
                                   Chief Financial Officer (Principal Accounting Officer) and Director

                                   /s/ Anthony Towell
                                   ---------------------------
                                   ANTHONY TOWELL, Director

                                   /s/ Samuel Sadove
                                   ---------------------------
                                   SAMUEL SADOVE, Director

                                   /s/ Peter A. Wilson
                                   ---------------------------
                                   PETER A.WILSON, Chairman

                                   /s/ Dr.Kevin Phillips
                                   ---------------------------
                                   DR. KEVIN PHILLIPS, Director

                                   /s/ Brian S. Blythe
                                   ---------------------------
                                   BRIAN S. BLYTHE, Director

                                   /s/ Ronald B. Evans
                                   ---------------------------
                                   RONALD B. EVANS, Director

                                  EXHIBIT INDEX

Exhibit
Number                             Description

3.01 Composite of Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.01 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

3.02 By-laws of the Company. (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement (No. 33-14370 N.Y.)filed with the SEC on June 1, 1987).

4.01   Specimen  Common  Stock   Certificate.  (Incorporated   by  reference  to
       Exhibit 4.01 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

4.02 Certificate of Designations for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

4.03 Specimen Series B Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12,
       1999).

10.01  Form  of  Convertible  Note  Agreement.  (Incorporated  by  reference  to
       Exhibit 4.04 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29, 1997).

10.02 Convertible Demand Note, dated October 15, 1996, between Trade-Winds Environmental Restoration, Inc. and Anthony P. Towell, together with related agreements.

10.03 Employment Agreement between the Company and Michael O'Reilly dated November 1, 1996. (Incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29, 1997).

10.04 Option Certificate for 2,000,000 stock options issued to Michael O'Reilly. (Incorporated by reference to Exhibit 4.05 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29, 1997).

10.05 1997 Stock Option Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-22491) filed with the SEC on February 27, 1997).

10.06 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-61905) filed with the SEC on August 20, 1998).

10.07 Loan and Security Agreement dated June 1, 1998 between Business Alliance Capital Corporation and the Company and Subsidiaries. (Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.08 Individual Guaranty of Michael O'Reilly to Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.09 Revolving Credit Master Promissory Note for $1,850,000 between the Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.10 Term Loan for $595,000 Between the Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.11 Origination Fee Amendment dated August 1, 1998 between the Company and Business Alliance Capital Corporation. (Incorporated by reference to
       Exhibit 10.17 of the Company's Annual Report on Form 10- KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.12 Loan Agreement dated September 16, 1999 between Spotless Enterprises Inc. and the Company.

10.13 Subscription Agreement dated October 29, 1999 between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Date of Report: October 29,
       1999) filed with the SEC on November 12, 1999).

10.14 Convertible Promissory Note dated October 29, 1999 issued by the Company to Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (Date of
       Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.15 Form of Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Remediation, Inc., North Atlantic Laboratories, Inc. and New York Testing, Inc. and Spotless Plastics
       (USA), Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.16 Amended and Restated Employment Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (Date of Report:
       October 29, 1999) filed with the SEC on November 12, 1999).

10.17 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.18 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.19 Letter Agreement dated October 29, 1999 between Michael O'Reilly and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K (Date of Report: October 29,
       1999) filed with the SEC on November 12, 1999).

16.1 Letter dated December 7, 1999 from BDO Seidman LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16 of the Company's Current Report on Form 8-K (Date of Report: December 1, 1999) filed with the SEC on December 8, 1999).

21.01  Subsidiaries of the Company.

23.01  Consent of Deloitte & Touche LLP.

23.02  Consent of BDO Seidman LLP.

24.01 Powers of Attorney (set forth on the signature page of this Annual Report on Form 10-KSB).

27     Financial Data Schedule.