Form 10-Q
period 2000-07-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2000-09-14
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000, OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____.

                         Commission File Number: 0-17072

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                            11-2844247
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     100 Sweeneydale Avenue, Bay Shore, New York           11706
     (Address of principle executive offices)            (Zip Code)

                                 (631) 434-1300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                               Yes X     No __

The number of shares of Common Stock, par value $.0001, outstanding on September 11, 2000 was 38,456,254.

PART 1 - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
        --------------------

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        JULY 31, 2000 AND APRIL 30, 2000

                                                                             July 31,           April 30,
                                                                               2000               2000
                                                                           (Unaudited)
                                                                           -----------         -----------
ASSETS:
CURRENT ASSETS:
  Cash                                                                   $    243,758          $   816,560
  Accounts receivable, net of allowance for doubtful accounts
    of $300,042 and $266,042, respectively                                  2,665,747            3,422,469
  Inventories                                                                 126,952              168,151
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                 354,780              150,829
  Prepaid expenses and other current assets                                   149,033              135,384
                                                                         ------------          -----------
  Total current assets                                                      3,540,270            4,693,393

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of $3,871,476 and $3,657,682, respectively               1,728,690            1,749,928
GOODWILL, net of accumulated amortization of $57,754 and $55,387,              64,272               66,639
  respectively
OTHER ASSETS                                                                  179,086              189,244
                                                                         ------------          -----------
TOTAL                                                                    $  5,512,318          $ 6,699,204
                                                                         ============          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
  Accounts payable                                                       $  1,395,166          $ 1,735,529
  Accrued expenses                                                          1,399,334            1,252,853
  Short-term notes payable                                                    500,000              500,000
  Billings in excess of cost and estimated on uncompleted contracts           106,898              302,854
  Accrued payroll and related fringes                                         339,936              475,931
  Sales tax payable                                                           172,000              269,518
  Current portion of long-term debt                                           123,762              136,153
  Obligations of unconsolidated subsidiary, net                               210,007              210,007
  Income taxes payable                                                        176,484              194,684
  Other current liabilities                                                    38,829               89,483
                                                                         ------------           ----------
  Total current liabilities                                                 4,462,416            5,167,012
                                                                         ------------           ----------

LONG-TERM DEBT                                                                 71,013               95,005
                                                                         ------------           ----------

CONVERTIBLE NOTES                                                           2,780,000            2,780,000
                                                                         ------------           ----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK                                                       260,772              102,167
                                                                         ------------           ----------

SERIES A  REDEEMABLE  CONVERTIBLE  PREFERRED  STOCK,
  $.01 par value;  1,300,000 shares authorized; 1,300,000 shares
  outstanding at July 31, 2000 and April 30, 2000                           1,300,000            1,300,000
                                                                         ------------           ----------

STOCKHOLDERS' DEFICIT:
  Series B preferred stock, $01 par value; 50,000 shares authorized;
    9,346 shares outstanding at July 31, 2000 and April 30, 2000                   93                   93
  Nondesignated preferred stock, no par value; 8,650,000 shares
    authorized; 0 shares outstanding                                           -                      -
  Common stock, $.0001 par value; 50,000,000 shares authorized;
    38,456,254 shares outstanding at July 31, 2000 and April 30, 2000           3,846                3,846
  Additional paid-in-capital                                               31,785,450           31,804,950
  Accumulated deficit                                                     (35,151,272)         (34,553,869)
                                                                         ------------          -----------
  Total stockholders' deficit                                              (3,361,883)          (2,744,980)
                                                                         ------------          -----------
TOTAL                                                                    $  5,512,318          $ 6,699,204
                                                                         ============          ===========

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       Three Months Ended
                                                                            July 31,
                                                                  2000                     1999
                                                              ------------             ------------

Revenues                                                      $  2,818,802             $ 2,561,010

Cost of revenues                                                 2,216,769               1,767,191
                                                              -------------            ------------

Gross profit                                                       602,033                 793,819

Selling, general and administrative expenses                     1,151,097                 651,341
                                                              -------------            ------------

(Loss) income from operations                                     (549,064)                142,478
                                                              -------------            ------------

Other (expense) income:
  Interest expense                                                 (83,859)               (182,454)
  Other, net                                                        35,520                     181
                                                              -------------            ------------
  Total other expense                                              (48,339)               (182,273)
                                                              -------------            ------------

Loss before provision for income taxes                            (597,403)                (39,795)
                                                              -------------            ------------

Provision for income taxes                                            -                       -
                                                              -------------            ------------

Net loss                                                          (597,403)                (39,795)

Dividends on Series A Redeemable Preferred Stock                   (19,500)                (19,500)
                                                              -------------            ------------

Net loss attributable to common shareholders                  $   (616,903)            $   (59,295)
                                                              =============            ============

Basic and diluted net loss per common share                   $       (.02)            $      (.00)
                                                              =============            ============

Weighted average number of common shares outstanding:
  basic and diluted                                             38,456,254              14,663,804
                                                              =============            ============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Three Months Ended
                                                                            July 31,
                                                                  2000                     1999
                                                              ------------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (597,403)             $   (39,795)
  Adjustment to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                               226,319                  227,863
      Provision for doubtful accounts                              34,000                     -
      Issuance of common stock and stock options for
        director compensation                                       -                        5,078
      Compensation related to officer options and
        redeemable common stock                                   158,605                     -
      Issuance of common stock and stock options for
        services                                                    -                      171,810
  Changes in operating assets and liabilities:
      Accounts receivable                                         722,722                  (85,868)
      Inventories                                                  41,199                   (4,715)
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                 (203,951)                 157,000
      Prepaid and other current assets                            (13,649)                (146,775)
      Accounts payable and accrued expenses                      (213,382)                (291,141)
      Payroll and sales tax payable                              (233,513)                 122,469
      Income tax payable                                          (18,200)                    -
      Other current liabilities                                   (50,654)                    -
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                 (195,956)                (156,774)
                                                              ------------             ------------
NET CASH USED IN OPERATING ACTIVITIES                            (343,863)                 (40,848)
                                                              ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets                                        (192,556)                  (6,968)
Collection of notes receivable                                       -                      10,365
                                                              ------------             ------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (192,556)                   3,397
                                                              ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments of long-term debt and factor
        advances                                                  (36,383)                (222,744)
      Proceeds of revolving bank line, net                           -                      98,436
      Proceeds from private placement of stock                       -                     138,975
                                                              ------------             ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (36,383)                  14,667
                                                              ------------             ------------

NET DECREASE IN CASH                                             (572,802)                 (22,784)

CASH-BEGINNING OF PERIOD                                          816,560                   46,336
                                                              ------------             ------------

CASH-END OF PERIOD                                            $   243,758              $    23,552
                                                              ============             ============

Cash paid during the period for:
      Interest                                                $     8,805              $   174,577
                                                              ============             ============
      Taxes                                                   $    18,200              $      -
                                                              ============             ============

Non cash financing activities:
      Issuance of redeemable preferred stock dividend         $    19,500              $    19,500
                                                              ============             ============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its wholly owned subsidiaries. The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries as of July 31, 2000 and the results of operations and cash flows for the three months ended July 31, 2000 and 1999, have been included. Certain prior period amounts have been reclassified to conform with the July 2000 presentation.

   The results for the three months ended July 31, 2000 and 1999 are not necessarily indicative of the results for an entire year. It is suggested
   that these  unaudited   consolidated   financial  statements  be  read  in
   conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 2000.

2. LIQUIDITY AND BUSINESS RISKS - As of July 31, 2000, the Company had a stockholders' deficiency of $3,361,883 and an accumulated deficit of $35,151,272. The Company has financed its operations to date primarily through issuances of debt and equity securities. As of July 31, 2000, the Company had $243,758 in cash and a working capital deficit of $922,146. In addition, as of July 31, 2000, the Company was in arrears with respect to certain sales tax obligations of approximately $115,000 as well as preferred stock dividends plus interest of approximately $71,000. The Company is also in arrears with many of its vendors. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

   On October 29, 1999, the Company consummated an equity and debt financing transaction with Spotless Plastics (USA), Inc. ("Spotless") that significantly improved the Company's liquidity and cash position. The Company received $2,500,000 in exchange for equity and $2,000,000 of debt financing in the transaction (the "Spotless Transaction"). These proceeds were used to repay in full the Company's outstanding balance under a credit facility and reduce certain outstanding vendor balances. The Spotless Transaction significantly reduced the Company's cost of capital. However, management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. The Company currently has no credit facility for additional borrowing. Management continues to pursue additional funding sources and is discussing the availability of credit facilities with various lenders. Revenue growth is expected in new and existing service areas. The Company continues to strive for improvement in its gross margin and containment of its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to obtain environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

   In March and April 2000, the Company borrowed an aggregate of $500,000 from Spotless for working capital requirements. On September 8, 2000, the Company borrowed an additional $300,000 from Spotless for working capital requirements. These borrowings bear interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus an additional 1%.

3. PROVISION FOR INCOME TAXES - No provision or benefit for income taxes was recorded for the three months ended July 31, 2000 due to a net loss being incurred. Any deferred tax assets that may have arisen during the period would have a full valuation allowance provided against such asset.

4. LOSS PER COMMON SHARE - The calculation of basic and diluted loss per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The number of shares used in computing basic and diluted loss per share were 38,456,254 and 14,663,804 shares for the three months ended July 31, 2000 and 1999, respectively.

5. REVENUE RECOGNITION - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. The Company believes that SAB 101 will not affect its results of operations and financial position.

6. CONTINGENCIES - On November 22, 1999, the SEC accepted the Company's settlement offer in its "Order Instituting Public Administrative Proceedings, Making Findings, Imposing Remedial Sanctions and Issuing Cease-and-Desist Order" (the "Order"). Under the terms of the Order, the Company neither admitted nor denied any allegations and did not incur any monetary fines in connection with an investigation of the Company by the SEC which stemmed from the prior convictions of two of the Company's former officers for violations of, among other things, the federal securities laws. The Order required the Company to develop and institute certain policies, procedures and manuals that improved its corporate governance, including the adoption of an audit committee charter, a formal conflict of interest policy and a formal employee handbook. The Order also required the Company to obtain a secure off site storage facility to store its backup data files and system software and to make certain reporting disclosures. The Company has implemented such policies, procedures and manuals, obtained an off site storage facility and made such disclosures.

   In April 1999, an action was commenced in the New York State Supreme
   Court, County of Suffolk, under the caption EDWARD TARNAWSKI V. TRADE-WINDS ENVIRONMENTAL RESTORATION, INC., COMPREHENSIVE ENVIRONMENTAL SYSTEMS, INC., WINDSWEPT ENVIRONMENTAL GROUP, INC. AND MICHAEL O'REILLY. This is an action for an alleged breach of employment contract in which the plaintiff claims damages of approximately $150,000 for lost wages and commissions. The Company believes that the action is without merit and that any verdict in favor of the plaintiff would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

   In November 1997, Trade-Winds Environmental Restoration, Inc. ("Trade-Winds"), a wholly owned subsidiary of the Company, was named as a third party defendant in an action commenced in the New York State Supreme Court, County of New York, under the caption NICOLAI GRIB AND VLADISLAV KAZAROV V. TRADE-WINDS ENVIRONMENTAL RESTORATION, INC. AND GULF INSURANCE COMPANY, by a class of plaintiffs claiming to be entitled to additional wages while working for a subcontractor of Trade-Winds. The Company believes that a verdict in favor of the plaintiff would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

   The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.

   In January 1996, Laboratory Testing Services, Inc. ("LTS"), a wholly-owned subsidiary of the Company, filed a Chapter 11 petition in United States Bankruptcy Court in the Eastern District of New York. Subsequently, this case was converted to a Chapter 7 Bankruptcy proceeding. LTS is in the process of liquidation through these bankruptcy proceedings. Management believes that the Company's financial condition, results of operations and cash flows will not be materially affected by this proceeding.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Forward-looking statements - Statements contained in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section
27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

        -       the market acceptance and amount of sales of the Company's services,
        -       the Company's success in increasing revenues and reducing
                expenses,
        - the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services the Company provides,
        -       the  extent  of  the  enactment,   enforcement   and  strict
                interpretations  of laws relating to  environmental remediation,
        - the competitive environment within the industries in which the Company operates,
        -       the Company's  ability to raise  additional  capital,
        - the Company's ability to attract and retain qualified personnel, and
        - the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000.

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in Item 1.

RESULTS OF OPERATIONS

Revenue

Total revenues increased by $257,792 or 10% for the three months ended July 31, 2000 ("the 2000 period") to $2,818,802 from $2,561,010 for the three months ended July 31, 1999 ("the 1999 period"). Revenues in the Company's Trade-Winds subsidiary increased $62,970 to $2,321,593 in the 2000 period from $2,258,623 in the 1999 period. The increase in Trade-Winds revenue was primarily attributable to increases in revenues from environmental remediation/compliance projects of approximately $760,000 and an increase in construction projects of approximately $341,000 which were partially offset by decreases in asbestos abatement projects, emergency spill response and oil tank compliance projects of approximately $204,000, $515,000 and $222,000, respectively. Revenues in the Company's North Atlantic Laboratories, Inc. ("NAL") subsidiary increased by $156,181 to $276,677 in the 2000 period from $120,496 in the 1999 period. The increase in NAL revenue was primarily
attributable to NAL being awarded a new contract that resulted in sales of approximately $50,000 and an increase in NAL's direct marketing efforts to potential customers.

Cost of Revenues

Cost of revenues increased to $2,216,769 in the 2000 period as compared to $1,767,191 in the 1999 period. The increase of $449,578, or 25%, was attributable to the increase in sales volume and the increase in employee costs in anticipation of increased volume which management believes will be achieved in future periods, primarily with respect to emergency response projects, although no assurances can be given in that regard. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $499,756, or 77%, to $1,151,097 in the 2000 period from $651,341 in the 1999 period, and constituted approximately 41% and 25% of revenues in the 2000 and 1999 period, respectively. The increase of $499,756 was primarily a result of increases in marketing and other advertising costs of approximately $167,000, compensation expense related to a put option for shares of common stock and stock options held by an officer of the Company of approximately $158,000, administrative salaries of approximately $64,000 and bad debt expense of approximately $30,000.

Interest Expense

Interest expense decreased by $98,595, or 54%, in the 2000 period to $83,859 from $182,454 in the 1999 period. The decrease in interest expense was attributable to replacing a secured credit facility with a lending institution with proceeds from the Spotless Transaction. The resultant debt facility with Spotless carries a significantly lower interest rate.

Other Income

Other income increased $35,339 to $35,520 in the 2000 period from $181 in the 1999 period. The increase is attributable to savings realized through negotiations with vendors to reduce trade payable balances.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2000, the Company had a stockholders' deficiency of $3,361,883 and an accumulated deficit of $35,151,272. The Company has financed its operations to date primarily through issuances of debt and equity securities. As of July 31, 2000, the Company has $243,758 in cash and a working capital deficit of $922,146. In addition, as of July 31, 2000, the Company was in arrears with respect to certain sales tax obligations of approximately $115,000 as well as preferred stock dividends plus interest of approximately $71,000. The Company is also in arrears with many of its vendors. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

On October 29, 1999, the Company consummated an equity and debt financing transaction with Spotless that significantly improved the Company's liquidity and cash position. The Company received $2,500,000 in exchange for equity and $2,000,000 of debt financing in the Spotless Transaction. These proceeds were used to repay in full the Company's outstanding balance under a credit facility and reduce certain outstanding vendor balances. The Spotless Transaction significantly reduced the Company's cost of capital. However, management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. The Company currently has no credit facility for additional borrowing. Management continues to pursue additional funding sources and is discussing the availability of credit facilities with various lenders. Revenue growth is expected in new and existing service areas. The Company continues to strive for improvement in its gross margin and containment of its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to obtain environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

In March and April 2000, the Company borrowed an aggregate of $500,000 from Spotless for working capital requirements. On September 8, 2000, the Company borrowed an additional $300,000 from Spotless for working capital requirements. These borrowings bear interest at a rate equal to LIBOR plus an additional 1%.

The Company believes that an increase in its market share through focused sales efforts and strategic acquisitions may result in revenue growth and profitability. In accordance with this strategy, the Company has engaged in preliminary discussions with several acquisition targets. As of yet, none of such potential transactions are probable.

CASH FLOW

Cash decreased by $572,802 during the 2000 period primarily as a result of the net loss incurred after adjusting for non-cash items, reductions in outstanding vendor obligations, and purchases of fixed assets of approximately $193,000.

SEASONALITY

Since the Company and its subsidiaries are able to perform their services throughout the year, the business is not considered seasonal in nature. However, business is affected by the timing of large contracts in certain of its service areas, such as asbestos abatement and construction, as well as the timing of catastrophes.

Part 2 - OTHER INFORMATION
------------------------

Item 1.   Legal Proceedings
          -----------------

          Reference is hereby made to Note 6 to the Consolidated Financial Statements in Part I - Item 1 above and to Item 3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000 and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries is party.

Item 2.   Changes in Securities
          ---------------------
          Not applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          The Company is required to pay quarterly dividends on its Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred"), which dividends accrue from the initial date of issuance of the Series A Preferred, are cumulative and, if not paid when due, bear interest on the unpaid amount of the past due dividends at the prime rate published in The Wall Street Journal on the date the dividend was payable, plus 3%. The Company believes, however, that it was legally prohibited from paying dividends on its capital stock due to the provisions of Section 170 of the Delaware General Corporation Law ("Delaware Law"), which require a company to pay dividends on its capital stock only out of its capital surplus or net profits in one of the last two years. The Company is currently in arrears on its Series A Preferred dividend payments and interest thereon in the aggregate amount of approximately $71,000. If the Company fails to make any four consecutive quarterly dividend payments on the Series A Preferred, the majority in interest of the holders of the Series A Preferred have the right to elect an additional director to the Company's Board of Directors, to serve as a director until such accrued and unpaid dividends have been paid in full. The Company anticipates that, under Delaware law, it will be unable to pay its fourth consecutive quarterly dividend payment on September 15, 2000 to the holders of the Series A Preferred. There can be no assurance when or if the Company will make any Series A Preferred dividend payments.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On October 29, 1999, the Company's Board of Directors and Windswept Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Spotless Plastics (USA), Inc. ("Spotless"), the majority stockholder of the Company, approved an amendment (the "Amendment") to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000 to 100,000,000. The Amendment shall become effective upon its filing with the Office of the Secretary of the State of Delaware. Such filing shall be made not less than twenty (20) days after August 29, 2000, the date on which the Company transmitted to its stockholders an Information Statement, filed with the SEC on August 23, 2000, in compliance with the proxy rules of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), describing the Amendment.

          On October 26, 1999, as a result of the Spotless Transaction, the Company's Board of Directors, pursuant to the By-laws of the Company, increased the size of the Board of Directors from five directors to nine directors and accepted, with effect as of October 26, 1999, the resignation of JoAnn O'Reilly as a director of the Company. The Board of Directors appointed four nominees of Spotless, Brian S. Blythe, Ronald B. Evans, Peter A. Wilson and Charles L. Kelly, Jr., as new directors. A fifth nominee of Spotless, John J. Bongiorno, has been appointed to the Board of Directors of the Company, effective as of the date which is ten (10) days after the filing with the SEC and transmission to the stockholders of the Company of an Information Statement pursuant to Section 14(f) of the Exchange Act, and Rule 14f-1 promulgated thereunder. The continuing directors are Michael O'Reilly, Kevin Phillips, Anthony Towell and Samuel Sadove.

          On September 11, 2000, the Company's Board of Directors, pursuant to the By-laws of the Company, increased the size of the Board of Directors from nine directors to eleven directors.

Item 5.   Other Information
          -----------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits:

          27.  Financial Data Schedule

(b)       Reports on Form 8-K:

          There were no reports on Form 8-K filed during the quarterly period ended July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 14, 2000          WINDSWEPT ENVIRONMENTAL GROUP, INC.



                                   By:   /s/ Michael O'Reilly
                                       ------------------------------------
                                   MICHAEL O'REILLY,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                                   By:   /s/ Charles L. Kelly, Jr.
                                       ------------------------------------
                                   CHARLES L. KELLY, JR.
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------

27          Financial Data Schedule