Form 10-Q
period 2000-10-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2000-12-15
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000, OR

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              Yes X     No
                                          ----

The number of shares of Common Stock, par value $.0001, outstanding on December 11, 2000 was 38,456,254.

                                                  PART I -FINANCIAL INFORMATION
Item 1. Financial Statements

                                             WINDSWEPT ENVIRONMENTAL GROUP, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                             OCTOBER 31, 2000 AND APRIL 30, 2000


                                                                                                         October 31,    April 30,
                                                                                                            2000          2000
                                                                                                         (Unaudited)
                                                                                                         -----------   -----------
ASSETS:
CURRENT ASSETS:
    Cash                                                                                                 $   200,875   $   816,560
    Accounts receivable, net of allowance for doubtful accounts of $315,042 and $266,042, respectively     3,135,892     3,422,469
    Inventories                                                                                              108,360       168,151
    Costs and estimated earnings in excess of billings on uncompleted contracts                              681,171       150,829
    Prepaid expenses and other current assets                                                                 51,606       135,384
                                                                                                         ------------  ------------
    Total current assets                                                                                   4,177,904     4,693,393

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $ 4,078,047
    and $3,657,682, respectively                                                                           1,531,870     1,749,928

GOODWILL, net of accumulated amortization of $60,121 and $55,387, respectively                                61,905        66,639

OTHER ASSETS                                                                                                 171,822       189,244
                                                                                                         ------------  ------------
TOTAL                                                                                                    $ 5,943,501   $ 6,699,204
                                                                                                         ------------  ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
    Accounts payable                                                                                     $ 1,375,479   $ 1,735,529
    Accrued expenses                                                                                       1,555,143     1,252,853
    Short-term notes payable                                                                               1,000,000       500,000
    Billings in excess of cost and estimated earnings on uncompleted contracts                               200,692       302,854
    Accrued payroll and related fringes                                                                      355,531       475,931
    Sales tax payable                                                                                        123,509       269,518
    Current portion of long-term debt                                                                        119,079       136,153
    Obligations of unconsolidated subsidiary, net                                                            210,007       210,007
    Income taxes payable                                                                                     183,223       194,684
    Other current liabilities                                                                                 38,857        89,483
                                                                                                         ------------  ------------
    Total current liabilities                                                                              5,161,520     5,167,012
                                                                                                         ------------  ------------

LONG-TERM DEBT                                                                                                51,875        95,005
                                                                                                         ------------  ------------

CONVERTIBLE NOTES                                                                                          2,780,000     2,780,000
                                                                                                         ------------  ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK                                                                                       74,083       102,167
                                                                                                         ------------  ------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
    authorized; 1,300,000 shares outstanding at October 31, 2000 and April 30, 2000                        1,300,000     1,300,000
                                                                                                         ------------  ------------

STOCKHOLDERS' DEFICIT:
    Series B preferred stock, $.01 par value;  50,000 shares  authorized;  9,346 shares outstanding
    at October 31, 2000 and April 30, 2000                                                                        93            93
    Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares outstanding                 -             -
    Common stock, $.0001 par value; 100,000,000 shares authorized; 38,456,254 shares outstanding at
    October 31, 2000 and April 30, 2000                                                                        3,846         3,846
    Additional paid-in-capital                                                                            31,765,949    31,804,950
    Accumulated deficit                                                                                  (35,193,865)  (34,553,869)
                                                                                                         ------------  ------------
    Total stockholders' deficit                                                                           (3,423,977)   (2,744,980)
                                                                                                         ------------  ------------

TOTAL                                                                                                    $ 5,943,501   $ 6,699,204
                                                                                                         ============  ============

See notes to consolidated financial statements.

                                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              Three Months Ended                    Six Months Ended
                                                                  October 31,                          October 31,
                                                             2000             1999                2000            1999
                                                         ------------     ------------        ------------    ------------
Revenues                                                 $  3,500,952     $  3,420,785        $  6,319,754    $  5,981,795

Cost of revenues                                            2,751,873        2,915,169           4,968,641       4,682,361
                                                         -------------    -------------       -------------   -------------

Gross profit                                                  749,079          505,616           1,351,113       1,299,434

Selling, general and administrative expenses                  708,452        1,702,586           1,859,551       2,353,928
                                                         -------------    -------------       -------------   -------------

Income (loss) from operations                                  40,627       (1,196,970)           (508,438)     (1,054,494)
                                                         -------------    -------------       -------------   -------------

Other (expense) income:
Interest expense                                              (87,145)        (364,760)           (171,004)       (547,213)
Other, net                                                      3,925           10,690              39,446          10,871
                                                         -------------    -------------       -------------   -------------
Total other expense                                           (83,220)        (354,070)           (131,558)       (536,342)
                                                         -------------    -------------       -------------   -------------

Loss before provision for income taxes and
    extraordinary item                                        (42,593)      (1,551,040)           (639,996)     (1,590,836)
                                                         -------------    -------------       -------------   -------------

Provision for income taxes                                          -                -                   -               -
                                                         -------------    -------------       -------------   -------------

Net loss before extraordinary item                            (45,593)      (1,551,040)           (639,996)     (1,590,836)

Extraordinary item - loss on extinguishment of debt                 -         (100,000)                  -        (100,000)
                                                         -------------    -------------       -------------   -------------

Net loss                                                      (42,593)      (1,651,040)           (639,996)     (1,690,836)

Dividends on Series A Redeemable Preferred Stock              (19,500)         (19,500)            (39,000)        (39,000)
                                                         -------------    -------------       -------------   -------------

Net loss attributable to common
    shareholders                                         $    (62,093)    $ (1,670,540)       $   (678,996)   $ (1,729,836)
                                                         =============    =============       =============   =============

Basic and diluted net loss per common share:
Before extraordinary item                                $        .00     $       (.09)       $       (.02)   $       (.10)
Extraordinary item                                                  -             (.01)                  -            (.01)
                                                         -------------    -------------       -------------   -------------
Basic and diluted net loss                               $        .00     $       (.10)       $       (.02)   $       (.11)
                                                         =============    =============       =============   =============

Weighted average number of common shares
    outstanding: basic and diluted                         38,456,254       16,453,166          38,456,254      15,558,485
                                                         =============    =============       =============   =============

See notes to consolidated financial statements.

                                        WINDSWEPT ENVIRONMENTAL GROUP, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  Six Months ended
                                                                                                      October 31,
                                                                                              2000               1999
                                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                              $  (639,996)       $(1,690,836)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                           425,099            473,998
      Provision for doubtful accounts                                                          49,000            110,000
      Issuance of common stock and stock options for director compensation                          -              5,078
      Compensation related to officer options and redeemable common stock                     (28,084)           152,096
      Issuance of common stock and stock options for services                                       -            201,809
      Issuance of common stock for dividends and related interest on redeemable preferred
          stock                                                                                     -             70,536
    Changes in operating assets and liabilities:
      Accounts receivable                                                                     237,577           (825,994)
      Due from officer                                                                              -            100,000
      Inventories                                                                              59,791            (23,573)
      Costs and estimated earnings in excess of billings on uncompleted contracts            (530,342)            63,411
      Prepaid and other current assets                                                         83,778            (74,997)
      Other assets                                                                             17,422            (43,085)
      Accounts payable and accrued expenses                                                   (96,761)           612,601
      Payroll and sales tax payable                                                          (266,409)           118,733
      Income tax payable                                                                      (11,461)                 -
      Other current liabilities                                                               (50,626)                 -
      Obligations of unconsolidated subsidiary                                                      -             13,895
      Billings in excess of costs and estimated earnings on uncompleted contracts            (102,162)           (49,540)
                                                                                          ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES                                                        (853,174)          (785,868)
                                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                                                (202,307)           (82,475)
    Collection of notes receivable                                                                  -             26,443
                                                                                          ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (202,307)           (56,032)
                                                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt and factor advances                                  (60,204)          (788,691)
    Payments of revolving bank line, net                                                            -         (1,200,596)
    Proceeds from loans payable                                                               500,000            229,725
    Proceeds from notes due affiliate                                                               -          2,100,000
    Dividends paid on redeemable preferred stock                                                    -            (39,000)
    Proceeds from issuance of common stock                                                          -              2,625
    Proceeds from private placement of stock                                                        -          2,642,350
                                                                                          ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     439,796          2,946,413
                                                                                          ------------       ------------

NET (DECREASE) INCREASE IN CASH                                                              (615,685)         2,104,513

CASH - BEGINNING OF PERIOD                                                                    816,560             46,336
                                                                                          ------------       ------------

CASH - END OF PERIOD                                                                      $   200,875        $ 2,150,849
                                                                                          ============       ============

Cash paid during the period for:
    Interest                                                                              $    42,987        $   566,797
                                                                                          ============       ============
    Taxes                                                                                 $    10,825        $         -
                                                                                          ============       ============

Non cash financing activities:
    Issuance of redeemable preferred stock dividend                                       $    39,000        $         -
                                                                                          ============       ============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its wholly owned subsidiaries. The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries as of October 31, 2000, the results of operations for the three and six months ended October 31, 2000 and 1999 and cash flows for the six months ended October 31, 2000 and 1999, have been included. Certain prior period amounts have been reclassified to conform with the October 2000 presentation.

     The results for the three and six months ended October 31, 2000 and 1999 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 2000.

2. LIQUIDITY AND BUSINESS RISKS - As of October 31, 2000, the Company had a stockholders' deficiency of $3,423,977 and an accumulated deficit of $35,193,865. The Company has financed its operations to date primarily through issuances of debt and equity securities. As of October 31, 2000, the Company had $200,875 in cash and a working capital deficit of $983,616. In addition, as of October 31, 2000, the Company was in arrears with respect to certain sales tax obligations of approximately $47,000 as well as preferred stock dividends plus interest of approximately $88,000. The Company is also in arrears with many of its vendors. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

     On October 29, 1999, the Company consummated an equity and debt financing transaction with Spotless Plastics (USA), Inc. ("Spotless") that significantly improved the Company's liquidity and cash position. The Company received $2,500,000 in exchange for equity and $2,000,000 of debt financing in the transaction (the "Spotless Transaction"). These proceeds were used to repay in full the Company's outstanding balance under a credit facility and reduce certain outstanding vendor balances. The Spotless Transaction significantly reduced the Company's cost of capital. However, management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. The Company has no credit facility for additional borrowing, other than with respect to its recent arrangement to secure a $1,000,000 credit facility with Spotless, as discussed below. Management continues to pursue additional funding sources and is discussing the availability of credit facilities with various lenders. The Company expects revenue growth in new and existing service areas. The Company continues to strive for improvement in its gross margin and containment of its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to obtain environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, (iii) the ability to raise additional capital or obtain additional financing and (iv) economic conditions.

     In March and April 2000, the Company borrowed an aggregate of $500,000 from Spotless for working capital requirements. In September 2000, the Company
     borrowed  an additional $500,000  from  Spotless  for  working   capital
     requirements. These borrowings bear interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus an additional 1%.

     As of November 3, 2000, the Company's wholly owned subsidiary, Trade-Winds Environmental Restoration, Inc. ("Trade-Winds") entered into a time and materials contract with a customer to provide mold remediation services on a building under construction. This contract was amended as of November 30, 2000. The Company anticipates it will derive revenues of approximately $6,000,000 under the contract. In order to finance the additional outlay of payroll required to perform this contract, the Company entered into an agreement with Spotless, dated November 4, 2000, to borrow an additional amount of up to $1,000,000 under a secured line of credit agreement. Amounts borrowed under this loan facility bear interest at the rate of 10% per annum. All loans thereunder are evidenced by a promissory note and are secured by the accounts receivables of the Company arising from the contract and all equipment purchased by the Company or Trade-Winds for use under the contract as set forth in the Security Agreement, dated November 4, 2000, between the Company and Spotless. As of December 11, 2000, the Company has borrowed $625,000 under this secured line of credit.

3. PROVISION FOR INCOME TAXES - No provision or benefit for income taxes was recorded for the three and six months ended October 31, 2000 due to a net loss being incurred. Any deferred tax assets that may have arisen during the period would have a full valuation allowance provided against such asset.

4. LOSS PER COMMON SHARE - The calculation of basic and diluted loss per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The number of shares used in computing basic and diluted loss per share was 38,456,254 and 16,453,166 shares for the three and six months ended October 31, 2000 and 1999, respectively.

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

     In November 1997, the Company's Trade-Winds subsidiary was named as a third party defendant in an action commenced in the New York State Supreme Court, County of New York, under the caption NICOLAI GRIB AND VLADISLAV KAZAROV V. TRADE-WINDS ENVIRONMENTAL RESTORATION, INC. AND GULF INSURANCE COMPANY, by a class of plaintiffs claiming to be entitled to additional wages while working for a subcontractor of Trade-Winds. The Company believes that a verdict in favor of the plaintiff would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999

Revenue

Total revenues for the three months ended October 31, 2000 ("the 2000 period") increased by $80,167, or approximately 2%, to $3,500,952 from $3,420,785 for the three months ended October 31, 1999 ("the 1999 period"). Revenues in the Company's Trade-Winds subsidiary increased $48,267 to $3,086,200 in the 2000 period from $3,037,933 in the 1999 period. The increase in Trade-Winds revenue
of  $48,267  was  primarily  attributable  to  increases  in  revenues   from
environmental remediation/compliance projects  of  approximately   $92,000,
construction projects of approximately $167,000 and asbestos projects of approximately $310,000, which were partially offset by decreases in emergency spill response projects of approximately $218,000, fire proofing projects of approximately $231,000 and oil tank compliance projects of approximately $41,000. Revenues in the Company's North Atlantic Laboratories, Inc. ("NAL") and New York Testing Laboratories, Inc. ("NYT") subsidiaries increased $18,155 and $13,745 to $210,638 and $204,114, respectively, in the 2000 period from $192,483 and $190,369, respectively, in the 1999 period.

Cost of Revenues

Cost of revenues decreased to $2,751,873 in the 2000 period as compared to $2,915,169 in the 1999 period. The decrease of $163,296, or 6%, was primarily attributable to higher labor costs during the 1999 period resulting from a change in the composition of a contract performed in that period, $100,000 from the reversal of a previously provided reserve which was no longer necessary in the 2000 period and $120,000 from the net estimated profitability on contracts which were at or near completion at the end of the 2000 period. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $994,134, or 58%, to $708,452 in the 2000 period from $1,702,586 in the 1999 period, and constituted
approximately  20% and  50% of  revenues  in  the  2000  and  1999   periods,
respectively. The decrease of $994,134 was primarily a result of decreases in each of the following items: bad debt expense of $110,000, a provision for litigated and disputed items of $160,000, state and local taxes, penalties and interest of approximately $230,000, accounting fees of $26,000, legal and consulting fees related to the Spotless Transaction of approximately $182,000, the reduction of compensation expense related to the treatment of
a put option for shares of common  stock  and  stock   options  held  by  an
officer of the Company of approximately $339,000, and compensation to an officer of the Company of $100,000. These decreases were partially offset by increases in marketing costs of approximately $17,000 and sales salaries of approximately $82,000.

Interest Expense

Interest expense decreased by $277,615, or 76%, in the 2000 period to $87,145 from $364,760 in the 1999 period. The decrease in interest expense was attributable to replacing a secured credit facility with a lending institution with proceeds from the Spotless Transaction. The current debt facility with Spotless carries a significantly lower interest rate.

SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999

Revenue

Total revenues for the six months ended October 31, 2000 ("the year to date
2000 period") increased by $337,959, or approximately 6%, to $6,319,754 from $5,981,795 for the six months ended October 31, 1999 ("the year to date 1999 period"). Revenues in the Company's Trade-Winds subsidiary increased $111,236 to $5,407,793 in the year to date 2000 period from $5,296,557 in the year to date 1999 period. The increase in Trade-Winds revenue of $111,236 was primarily attributable to increases in revenues from environmental remediation/compliance projects of approximately $666,000, construction projects of approximately $511,000 and asbestos projects of approximately $105,000, which were partially offset by decreases in emergency spill response projects of approximately $734,000, fire proofing projects of approximately $231,000 and oil tank compliance projects of approximately $263,000. Revenues in the Company's NAL and NYT subsidiaries increased $174,336 and $52,387 to $487,315 and $424,646, respectively, in the year to date 2000 period from $312,979 and $372,259, respectively, in the year to date 1999 period.

Cost of Revenues

Cost of revenues increased to $4,968,641 in the year to date 2000 period as compared to $4,682,361 in the year to date 1999 period. The increase of $286,280, or 6%, was primarily attributable to the increase in sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $494,377, or 21%, to $1,859,551 in the year to date 2000 period from $2,353,928 in the year to date 1999 period, and constituted approximately 29% and 39% of revenues in the year to date 2000 and year to date 1999 periods, respectively. The decrease of $494,377 was primarily a result of decreases in each of the following items: bad debt expense of approximately $79,000, a provision for litigated and disputed items of $160,000, state and local taxes, penalties and interest of approximately $230,000, legal and consulting fees related to the Spotless Transaction of approximately $182,000, the rduction of compensation expense related to the treatment of a put option for shares of common stock and stock options held by an officer of the Company of approximately $180,000, and compensation to an officer of the Company of $100,000. These decreases were partially offset by increases in marketing costs of approximately $158,000, administrative salaries of approximately $107,000 and sales salaries of approximately $51,000.

Interest Expense

Interest expense decreased by $376,209, or 69%, in the year to date 2000 period to $171,004 from $547,213 in the year to date 1999 period. The decrease in interest expense was attributable to replacing a secured credit facility with a lending institution with proceeds from the Spotless Transaction. The current debt facility with Spotless carries a significantly lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2000, the Company had a stockholders' deficiency of $3,423,977 and an accumulated deficit of $35,193,865. The Company has financed its operations to date primarily through issuances of debt and equity securities. As of October 31, 2000, the Company had $200,875 in cash and a working capital deficit of $983,616. In addition, as of October 31, 2000, the Company was in arrears with respect to certain sales tax obligations of approximately $47,000 as well as preferred stock dividends plus interest of approximately $88,000. The Company is also in arrears with many of its vendors. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

On October 29, 1999, the Company consummated an equity and debt financing transaction with Spotless that significantly improved the Company's liquidity and cash position. The Company received $2,500,000 in exchange for equity and $2,000,000 of debt financing in the Spotless Transaction. These proceeds were used to repay in full the Company's outstanding balance under a credit facility and reduce certain outstanding vendor balances. The Spotless Transaction significantly reduced the Company's cost of capital. However, management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. The Company has no credit facility for additional borrowing, other than with respect to its recent arrangement to secure a $1,000,000 credit facility with Spotless, as discussed below. Management continues to pursue additional funding sources and is discussing the availability of credit facilities with various lenders. The Company expects revenue growth in new and existing service areas. The Company continues to strive for improvement in its gross margin and containment of its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from
operations or  obtaining  additional  financing.   The Company's future  cash
requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to obtain environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations,
(iii) the ability to raise additional capital or obtain additional financing and
(iv) economic conditions.

In March and April 2000, the Company borrowed an aggregate of $500,000 from Spotless for working capital requirements. In September 2000, the Company borrowed an additional $500,000 from Spotless for working capital requirements. These borrowings bear interest at a rate equal to LIBOR plus an additional 1%.

As of November 3, 2000, the Company's Trade-Winds subsidiary entered into a time and materials contract with a customer to provide mold remediation services on a building under construction. This contract was amended as of November 30, 2000. The Company anticipates it will derive revenues of approximately $6,000,000 under the contract. In order to finance the additional outlay of payroll required to perform this contract, the Company entered into an agreement with Spotless, dated November 4, 2000, to borrow an additional amount of up to $1,000,000 under a secured line of credit agreement. Amounts borrowed under this loan facility bear interest at the rate of 10% per annum. All loans thereunder are evidenced by a promissory note and are secured by the accounts receivables of the Company arising from the contract and all equipment purchased by the Company or Trade-Winds for use under the contract as set forth in the Security Agreement, dated November 4, 2000, between the Company and Spotless. As of December 11, 2000, the Company has borrowed $625,000 under this secured line of credit.

CASH FLOW

Cash decreased by $615,685 to $200,875 during the year to date 2000 period primarily as a result of the net loss incurred after adjusting for non-cash items, reductions in outstanding vendor obligations, and purchases of fixed assets of approximately $202,000.

INFLATION

The Company believes that inflation has generally not had a material impact on its operations.

SEASONALITY

Since the Company and its subsidiaries are able to perform their services throughout the year, the business is not considered seasonal in nature. However, business is affected by the timing of large contracts in certain of its service areas, such as asbestos abatement and construction, as well as the timing of catastrophes.

                            PART 2 - OTHER INFORMATION
                            --------------------------

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

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         The Company is required to pay quarterly dividends on its Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred"), which dividends accrue from the initial date of issuance of the Series A Preferred, are cumulative and, if not paid when due, bear interest on the unpaid amount of the past due dividends at the prime rate published in The Wall Street Journal on the date the dividend was payable, plus 3%. The Company believes, however, that it was legally prohibited from paying dividends on its capital stock due to the provisions of Section 170 of the Delaware General Corporation Law ("Delaware Law"), which require a company to pay dividends on its capital stock only out of its capital surplus or net profits in one of the last two years. The Company is currently in arrears on its Series A Preferred dividend payments and interest thereon in the aggregate amount of approximately $105,000. If the Company fails to make any four consecutive quarterly dividend payments on the Series A Preferred, the majority in interest of the holders of the Series A Preferred have the right to elect an additional director to the Company's Board of Directors, to serve as a director until such accrued and unpaid dividends have been paid in full. The Company, as per Delaware Law, failed to pay its fourth consecutive quarterly dividend payment on September 15, 2000 to the holders of the Series A Preferred. There can be no assurance when or if the Company will make any Series A Preferred dividend payments.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On October 29, 1999, the Company's Board of Directors and Windswept Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Spotless Plastics (USA), Inc. ("Spotless"), the majority stockholder of the Company, approved an amendment (the "Amendment") to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000 to 100,000,000. The Amendment became effective upon its filing with the Office of the Secretary of the State of Delaware on September 18, 2000, following the distribution of an Information Statement by the Company to its stockholders on August 29, 2000, in compliance with the proxy rules of the Securities and Exchange Act of 1934, as amended.

         On October 26, 1999, as a result of the Spotless Transaction, the Company's Board of Directors, pursuant to the By-laws of the Company, increased the size of the Board of Directors from five directors to nine directors and accepted, with effect as of October 26, 1999, the resignation of JoAnn O'Reilly as a director of the Company. The Board of Directors appointed four nominees of Spotless, Brian S. Blythe, Ronald B. Evans, Peter A. Wilson and Charles L. Kelly, Jr. as new directors. A fifth nominee of Spotless, John J. Bongiorno, has been nominated to the Board of Directors of the Company, effective upon the election of the Board of Directors at the Company's next annual meeting of stockholders. The continuing directors are Michael O'Reilly, Kevin Phillips, Anthony Towell and Samuel Sadove.

Item 5.  Other Information
         -----------------

         On September 11, 2000, the Company's Board of Directors, pursuant to the Bylaws of the Company, increased the size of the Board of Directors from nine directors to eleven directors.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits:

         10.1 Agreement, dated as of November 3, 2000, by and between Turner Construction Company and Trade-Winds Environmental Restoration Inc., as amended.
         10.2 Loan Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc.
         10.3 Line of Credit Note, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc.
         10.4 Security Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc.
         27.    Financial Data Schedule

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the six-month period ended October 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 15, 2000
                              WINDSWEPT ENVIRONMENTAL GROUP, INC.




                              By:   /s/ Michael O'Reilly
                                  ----------------------------------------
                                   MICHAEL O'REILLY,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                              By:  /s/ Charles L. Kelly, Jr.
                                  ----------------------------------------
                                   CHARLES L. KELLY, JR.
                                   Chief Financial Officer
                                   (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number       Description
------       -----------
10.1         Agreement, dated as of November 3, 2000, by and between Turner
             Construction Company and Trade-Winds Environmental Restoration
             Inc., as amended.
10.2         Loan Agreement,  dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc.
10.3         Line of Credit Note, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc.
10.4         Security  Agreement,  dated  November  4, 2000,  by and between the
             Company and Spotless Plastics (USA), Inc.
27.          Financial Data Schedule