Form 10-Q
period 2001-01-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2001-03-19
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED JANUARY 31, 2001, OR

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

The number of shares of Common Stock, par value $.0001, outstanding on March 12, 2001 was 38,481,254.

                          PART 1 FINANCIAL INFORMATION
Item 1. Financial Statements


                      WINDSWEPT ENVIRONMENTAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2001 AND APRIL 30, 2000

                                                                     January 31,             April 30,
                                                                       2001                    2000
                                                                    (Unaudited)                ----
                                                                    -----------
ASSETS:
CURRENT ASSETS:
   Cash                                                           $    920,859             $   816,560
   Accounts receivable, net of allowance for doubtful
     accounts of $143,459 and $266,042, respectively                 4,461,905               3,422,469
   Inventories                                                         185,369                 168,151
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                          579,305                 150,829
   Prepaid expenses and other current assets                            79,926                 135,384
                                                                  ------------             ------------
   Total current assets                                              6,227,364               4,693,393

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $4,213,448 and $3,657,682, respectively       1,435,146               1,749,928

GOODWILL, net of accumulated amortization of $62,488 and
   $55,387, respectively                                               59,538                   66,639

OTHER ASSETS                                                          161,664                  189,244
                                                                  ------------             ------------
TOTAL                                                             $ 7,883,712              $ 6,699,204
                                                                  ============             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
   Accounts payable                                               $ 1,381,801              $ 1,735,529
   Accrued expenses                                                 1,383,996                1,252,853
   Short-term notes payable                                           700,000                  500,000
   Billings in excess of cost and estimated earnings on
      uncompleted contracts                                           280,723                  302,854
   Accrued payroll and related fringes                                346,767                  475,931
   Sales tax payable                                                   57,926                  269,518
   Current portion of long-term debt                                   67,826                  136,153
   Obligations of unconsolidated subsidiary, net                      210,007                  210,007
   Income taxes payable                                               663,478                  194,684
   Other current liabilities                                           56,441                   89,483
                                                                  ------------             ------------
   Total current liabilities                                        5,148,965                5,167,012
                                                                  ------------             ------------

LONG-TERM DEBT                                                         53,696                   95,005
                                                                  ------------             ------------
CONVERTIBLE NOTES                                                   2,780,000                2,780,000
                                                                  ------------             ------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK                                               764,316                  102,167
                                                                  ------------             ------------
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01
  par value; 1,300,000 shares authorized; 1,300,000
  shares outstanding at January 31, 2001 and April 30, 2000         1,300,000                1,300,000
                                                                  ------------             ------------
STOCKHOLDERS' DEFICIT:
   Series B convertible preferred stock, $.01 par value;
      50,000 shares authorized; 9,346 shares outstanding at
      January 31, 2001 and April 30, 2000                                  93                       93
   Nondesignated preferred stock, no par value; 8,650,000
      shares authorized; 0 shares outstanding                           -                       -
   Common stock, $.0001 par value; 100,000,000 shares
      authorized; 38,456,254 shares outstanding at
      January 31, 2001 and April 30, 2000                               3,846                    3,846
   Additional paid-in-capital                                      31,746,449               31,804,950
   Accumulated deficit                                            (33,913,653)             (34,553,869)
                                                                  ------------             ------------
   Total stockholders' deficit                                    ( 2,163,265)             ( 2,744,980)
                                                                  ------------             ------------
TOTAL                                                             $ 7,883,712              $ 6,699,204
                                                                  ============             ============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              Three Months Ended              Nine Months Ended
                                                                  January 31,                    January 31,
                                                          2001               2000           2001             2000
                                                          ----               ----           ----             ----
Revenues                                              $10,121,216        $2,493,450     $16,440,970       $8,461,373

Cost of revenues                                        6,226,136         2,164,497      11,192,161        6,832,985
                                                      ------------       -----------    ------------      -----------
Gross profit                                            3,895,080           328,953       5,248,809        1,628,388

Selling, general and administrative expenses            2,133,623           743,216       3,921,705        3,097,144
                                                      ------------       -----------    ------------      -----------
Income (loss) from operations                           1,761,457          (414,263)      1,327,104       (1,468,756)
                                                      ------------       -----------    ------------      -----------
Other (expense) income:
   Interest expense                                       (91,121)         (114,887)       (262,125)        (662,101)
   Other, net                                              16,046            33,829          55,492           44,700
                                                      ------------       -----------    ------------      -----------
   Total other expense                                    (75,075)          (81,058)       (206,633)        (617,401)
                                                      ------------       -----------    ------------      -----------
Income (loss) before provision for income taxes
   and extraordinary item                               1,686,382          (495,321)      1,120,471       (2,086,157)

Provision for income taxes                                480,255                 -         480,225                -
                                                      ------------       -----------    ------------      -----------
Net income (loss) before extraordinary item             1,206,127          (495,321)        640,216       (2,086,157)

Extraordinary item loss on extinguishment of
   debt                                                         -                 -               -         (100,000)
                                                      ------------       -----------    ------------      -----------
Net income (loss)                                       1,206,127          (495,321)        640,216       (2,186,157)

Dividends on Series A Redeemable Preferred
   Stock                                                 (19,500)           (19,500)        (58,500)         (58,500)
                                                      ------------       -----------    ------------      -----------
Net income (loss) attributable to common
   shareholders                                       $ 1,186,627        $ (514,821)    $   581,716       $(2,244,657)
                                                      ============       ===========    ============      ============
Net income (loss) per common share basic:
Before extraordinary item                             $       .03        $     (.01)    $       .02       $      (.09)
Extraordinary item                                              -                 -               -              (.01)
                                                      ------------       -----------    ------------      -----------
Net income (loss) per common share                    $       .03        $     (.01)    $       .02       $      (.10)
                                                      ============       ===========    ============      ============

Net income (loss) per common share diluted:
Before extraordinary item                             $       .02        $     (.01)    $       .01       $      (.09)
Extraordinary item                                              -                 -               -              (.01)
                                                      ------------       -----------    ------------      -----------
Net income (loss) per common share                    $       .02        $     (.01)    $       .01       $      (.10)
                                                      ============       ===========    ============      ============

Weighted average number of common shares
   outstanding:
Basic                                                  38,456,254        38,453,993      38,456,254        23,190,321
                                                      ============       ===========    ============      ============
Diluted                                                65,979,349        38,453,993      66,073,376        23,190,321
                                                      ============       ===========    ============      ============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                   Nine Months Ended
                                                                                      January 31,
                                                                                2001              2000
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $ 640,216       $(2,186,157)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) Operating activities:
    Depreciation and amortization                                              562,867           696,949
    Provision for doubtful accounts                                           (122,583)          110,000
    Issuance of common stock and stock options for director compensation             -             5,078
    Compensation related to officer options and redeemable common stock        662,149           152,096
    Issuance of common stock and stock options for services                          -           201,809
    Issuance of common stock for dividends and related interest on
       redeemable preferred stock                                                    -            70,536

  Changes in operating assets and liabilities:
    Accounts receivable                                                       (916,853)         (318,828)
    Due from officer                                                                 -           100,000
    Inventories                                                                (17,218)          (49,678)
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                  (428,476)           71,493
    Prepaid and other current assets                                            55,458            75,553
    Other assets                                                                 7,580           (26,457)
    Accounts payable and accrued expenses                                     (281,086)         (362,070)
    Payroll and sales tax payable                                             (340,756)         (238,982)
    Income tax payable                                                         468,794                 -
    Other current liabilities                                                  (33,042)                -
    Obligations of unconsolidated subsidiary                                         -            13,895
    Billings in excess of costs and estimated earnings on uncompleted
       contracts                                                               (22,131)         (122,296)
                                                                             ----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            234,919        (1,807,059)
                                                                             ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                                   (240,984)         (221,224)
  Collection of notes receivable                                                20,000           107,355
                                                                             ----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (220,984)         (113,869)
                                                                             ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt and factor advances                    (109,636)         (979,653)
  Payments of revolving bank line, net                                               -        (1,200,596)
  Proceeds from loans payable                                                  500,000           216,775
  Payments of loans payable                                                   (300,000)                -
  Proceeds from notes due affiliate                                                  -         2,000,000
  Dividends paid on redeemable preferred stock                                       -           (58,500)
  Proceeds from exercise of stock options                                            -             7,500
  Proceeds from private placement of stock                                           -         2,642,351
                                                                             ----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       90,364         2,627,877
                                                                             ----------       -----------
NET INCREASE IN CASH                                                           104,299           706,949

CASH BEGINNING OF PERIOD                                                       816,560            46,336
                                                                             ----------       -----------
CASH   END OF PERIOD                                                         $ 920,859        $  753,285
                                                                             ==========       ===========
Cash paid during the period for:
  Interest                                                                   $  97,097        $  767,527
                                                                             ==========       ===========
  Taxes                                                                      $  10,825        $        -
                                                                             ==========       ===========
Non cash financing activities:
  Issuance of redeemable preferred stock dividend                            $  58,500        $        -
                                                                             ==========       ===========

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION--The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its wholly owned subsidiaries. The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries as of January 31, 2001, the results of operations for the three and nine months ended January 31, 2001 and 2000 and cash flows for the nine months ended January 31, 2001 and 2000, have been included. Certain prior period amounts have been reclassified to conform with the January 2001 presentation.

     The results for the three and nine months ended January 31, 2001 and 2000 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended April 30, 2000.

2. LIQUIDITY AND BUSINESS RISKS--As of January 31, 2001, the Company had $920,859 in cash, working capital of $1,078,399, stockholders' deficiency of $2,163,265 and an accumulated deficit of $33,913,653. The Company has financed its operations to date primarily through issuances of debt and equity securities. In addition, as of January 31, 2001, the Company was in arrears with respect to preferred stock dividends plus interest of approximately $113,000. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

     On October 29, 1999, the Company consummated an equity and debt financing transaction with Spotless Plastics (USA), Inc. ("Spotless") that significantly improved the Company's liquidity and cash position. The Company received $2,500,000 in exchange for equity and $2,000,000 of debt financing in the transaction (the "Spotless Transaction"). These proceeds were used to repay in full the Company's outstanding balance under a credit facility and reduce certain outstanding vendor balances. The Spotless Transaction significantly reduced the Company's cost of capital. However, management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. The Company has no credit facility for additional borrowing, other than with respect to its $1,000,000 secured line of credit agreement with Spotless, as discussed below. Management continues to pursue additional funding sources and is discussing the availability of credit facilities with various lenders. The Company expects revenue growth in new and existing service areas. The Company continues to strive for improvement in its gross margin and containment of its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to obtain environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, (iii) the ability to raise additional capital or obtain additional financing and (iv) economic conditions.

     In March and April 2000, the Company borrowed an aggregate of $500,000 from Spotless for working capital requirements. In September 2000, the Company borrowed an additional $500,000 from Spotless for working capital requirements. The Company repaid $300,000 to Spotless in January 2001. These borrowings bear interest at rate equal to the London Interbank
     Offering Rate ("LIBOR") plus an additional 1%.

     On November 3, 2000, the Company's wholly owned subsidiary,
     Trade-Winds Environmental Restoration, Inc. ("Trade-Winds") entered into a $4,000,000, subsequently increased to approximately $6,800,000, time and materials contract with a customer to provide mold remediation services on a building under construction. In order to finance the additional outlay of payroll and other direct costs required to perform this contract, the Company entered into a secured line of credit agreement with Spotless, dated November 4, 2000, to borrow an additional amount of up to $1,000,000. Amounts borrowed under this credit agreement bear interest at the rate of 10% per annum and are evidenced by a promissory note. Concurrently, the Company and Spotless entered into a Security Agreement that calls for the promissory note to be secured by the accounts receivables of the Company arising from the contract and all equipment purchased by the Company or Trade-Winds for use under the contract. During November and December 2000, the Company borrowed $1,000,000 from Spotless under this secured line of credit and repaid the entire principal plus interest in January 2001 when the contract was substantially completed.

3. PROVISION FOR INCOME TAXES--The provision for income taxes for the three and nine months ended January 31, 2001 consists of the following:

     Federal - current        $336,481
     State - curren            143,774
                              --------
     Total                    $480,255
                              ========

     The effective rate for income taxes differs from the statutory rates primarily as a result of goodwill amortization, disallowed entertainment deductions and the utilization of federal and state net operating loss carryforwards of approximately $510,000. At January 31, 2001, the Company had approximately $19,600,000 in net operating loss carryforwards for tax purposes which expire at various dates through 2020. As a result of changes in stock ownership, the Company is restricted to the utilization of approximately $1,800,000 of these net operating loss carryforwards of which $510,000 is being used currently.

     No provision or benefit for income taxes was recorded for the three and nine months ended January 31, 2000 due to a net loss being incurred.

     Any deferred tax assets that may have arisen during the periods would have a full valuation allowance provided against such asset.

4. INCOME (LOSS) PER COMMON SHARE--The calculation of basic and diluted income (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

     The number of shares used in computing basic income (loss) per share was 38,456,254 and 38,453,993 shares for the three months ended January 31, 2001 and 2000, respectively. The number of shares used in computing basic income (loss) per share was 38,456,254 and 23,190,321 shares for the nine months ended January 31, 2001 and 2000, respectively. The number of shares used in computing diluted income (loss) per share was 65,979,349 and 38,453,993 shares for the three months ended January 31, 2001 and 2000, respectively. The number of shares used in computing diluted income (loss) per share was 66,073,376 and 23,190,321 shares for the nine months ended January 31, 2001 and 2000, respectively.

5. REVENUE RECOGNITION--In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. The Company believes that SAB 101 will not affect its results of operations and financial position.

6. CONTINGENCIES--On November 22, 1999, the SEC accepted the Company's settlement offer in its "Order Instituting Public Administrative Proceedings, Making Findings, Imposing Remedial Sanctions and Issuing Cease-and-Desist Order" (the "Order"). Under the terms of the Order, the Company neither admitted nor denied any allegations and did not incur any monetary fines in connection with an investigation of the Company by the SEC which stemmed from the prior convictions of two of the Company's former officers for violations of, among other things, the federal securities laws. The Order required the Company to develop and institute certain policies, procedures and manuals that improved its corporate governance, including the adoption of an audit committee charter, a formal conflict of interest policy and a formal employee handbook. The Order also required the Company to obtain a secure off site storage facility to store its backup data files and system software and to make certain reporting disclosures. The Company has implemented such policies, procedures and manuals, obtained an off site storage facility and made such disclosures.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements Statements contained in this Quarterly Report on Form 10-Q include "forward- looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 AND 2000

Revenue

Total revenues for the three months ended January 31, 2001 ("the 2001 period") increased by $7,627,766, or approximately 306%, to $10,121,216 from $2,493,450 for the three months ended January 31, 2000 ("the 2000 period"). Revenues in the Company's Trade-Winds subsidiary increased $7,729,299 to $9,840,867 in the 2001 period from $2,111,568 in the 2000 period. The increase in Trade-Winds revenue of $7,729,299 was primarily attributable to approximately $6,788,000 in revenues from a mold remediation contract and increases in environmental remediation/compliance projects of approximately $349,000, construction projects of approximately $314,000 and emergency spill response projects of approximately $192,000. Revenues in the Company's North Atlantic Laboratories, Inc. ("NAL") subsidiary increased $6,561, or 5%, to $146,678 in the 2001 period from $140,117in the 2000 period. Revenues in the Company's New York Testing Laboratories, Inc. ("NYT") subsidiary decreased $108,094, or 45%, to $133,671 in the 2001 period from $241,765 in the 2000 period, partially due to the loss of a customer that was not replaced.

Cost of Revenues

Cost of revenues increased $4,061,639 to $6,226,136 in the 2001 period as compared to $2,164,497 in the 2000 period. The increase of $4,061,639, or 188%, was primarily attributable to the costs associated with a mold remediation contract. The remaining increase in cost of revenues was a function of the increase in revenues in the period. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,390,407, or 187%, to $2,133,623 in the 2001 period from $743,216 in the 2000 period, and constituted approximately 21% and 30% of revenues in the 2001 and 2000 periods, respectively. The increase of $1,390,407 was primarily a result of increases in each of the following items: bad debt expense of approximately $25,000, legal fees and settlement of claims of approximately $191,000, the compensation expense related to the treatment of a put option for shares of common stock and stock options held by an officer of the Company of approximately $764,000, bank charges of approximately $29,000 and administrative and sales salaries of approximately $189,000.

Interest Expense

Interest expense decreased by $23,766, or 21%, in the 2001 period to $91,121 from $114,887 in the 2000 period. The decrease in interest expense was primarily attributable to recording interest charges on the settlement of outstanding vendor obligations in the 2000 period which did not recur in the 2001 period. This decrease was partially offset by increases in interest expense due to an increase in the amount borrowed from Spotless.

NINE MONTHS ENDED JANUARY 31, 2001 AND 2000

Revenue

Total revenues for the nine months ended January 31, 2001 ("the year to date 2001 period") increased by $7,979,597, or approximately 94%, to $16,440,970 from $8,461,373 for the nine months ended January 31, 2000 ("the year to date 2000 period"). Revenues in the Company's Trade-Winds subsidiary increased $7,854,405 to $15,248,661 in the year to date 2001 period from $7,394,256 in the year to date 2000 period. The increase in Trade-Winds revenue of $7,854,405 was primarily attributable to approximately $6,788,000 in revenues from a mold remediation contract and increases in environmental remediation/compliance projects of approximately $1,015,000 and construction projects of approximately $826,000, which were partially offset by decreases in emergency spill response projects of approximately $541,000, fire proofing projects of approximately $240,000 and oil tank compliance projects of approximately $207,000. Revenues in the Company's NAL subsidiary increased $180,896, or 40%, to $633,992 in the 2001 period from $453,096 in the 2000 period, partially due to target marketing of larger private sector clients. Revenues in the Company's NYT subsidiary decreased $55,704, or 9%, to $558,317 in the 2001 period from $614,021 in the 2000 period, due to the loss of a customer that was not replaced.

Cost of Revenues

Cost of revenues increased $4,359,176 to $11,192,161 in the year to date
2001 period as compared to $6,832,985 in the year to date 2000 period. The increase of $4,359,176, or 64%, was primarily attributable to the costs associated with a mold remediation contract. The remaining increase in cost of revenues was a function of the increase in revenues in the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $824,561, or 27%, to $3,921,705 in the year to date 2001 period from $3,097,144 in the year to date 2000 period, and constituted approximately 24% and 37% of revenues in the year to date 2001 and year to date 2000 periods, respectively. The increase of $824,561 was primarily a result of increases in each of the following items: legal fees and settlement of claims of approximately $147,000, the compensation expense related to the treatment of a put option for shares of common stock and stock options held by an officer of the Company of approximately $510,000, marketing expenses of approximately $177,000 and administrative and sales salaries of approximately $357,000. These increases were partially offset by decreases in a provision for litigated and disputed items of approximately $150,000, compensation to an officer of the Company of approximately $100,000 and state and local taxes of approximately $230,000.

Interest Expense

Interest expense decreased by $399,976, or 60%, in the year to date 2001 period to $262,125 from $662,101 in the year to date 2000 period. The decrease in interest expense was attributable to replacing a secured credit facility with a lending institution with proceeds from the Spotless Transaction. The current debt facility with Spotless carries a significantly lower interest rate.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2001, the Company had $920,859 in cash, working capital of $1,078,399, stockholders' deficiency of $2,163,265 and an accumulated deficit of $33,913,653. The Company has financed its operations to date primarily through issuances of debt and equity securities. In addition, as of January 31, 2001, the Company was in arrears with respect to preferred stock dividends plus interest of approximately $113,000. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

On October 29, 1999, the Company consummated an equity and debt financing transaction with Spotless Plastics (USA), Inc. ("Spotless") that significantly improved the Company's liquidity and cash position. The Company received $2,500,000 in exchange for equity and $2,000,000 of debt financing in the transaction (the "Spotless Transaction"). These proceeds were used to repay in full the Company's outstanding balance under a credit facility and reduce certain outstanding vendor balances. The Spotless Transaction significantly reduced the Company's cost of capital. However, management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. The Company has no credit facility for additional borrowing, other than with respect to its $1,000,000 secured line of credit agreement with Spotless, as discussed below. Management continues to pursue additional funding sources and is discussing the availability of credit facilities with various lenders. The Company expects revenue growth in new and existing service areas. The Company continues to strive for improvement in its gross margin and containment of its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to obtain environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, (iii) the ability to raise additional capital or obtain additional financing and (iv) economic conditions.

In March and April 2000, the Company borrowed an aggregate of $500,000 from Spotless for working capital requirements. In September 2000, the Company borrowed an additional $500,000 from Spotless for working capital requirements. The Company repaid $300,000 to Spotless in January 2001. These borrowings bear interest at rate equal to LIBOR plus an additional 1%.

On November 3, 2000, the Company's wholly owned subsidiary, Trade-Winds Environmental Restoration, Inc. ("Trade-Winds") entered into a $4,000,000, subsequently increased to approximately $6,800,000, time and materials contract with a customer to provide mold remediation services on a building under construction. In order to finance the additional outlay of payroll and other direct costs required to perform this contract, the Company entered into a secured line of credit agreement with Spotless, dated November 4, 2000, to borrow an additional amount of up to $1,000,000. Amounts borrowed under this credit agreement bear interest at the rate of 10% per annum and are evidenced by a promissory note. Concurrently, the Company and Spotless entered into a Security Agreement that calls for the promissory note to be secured by the accounts receivables of the Company arising from the contract and all equipment purchased by the Company or Trade-Winds for use under the contract. During November and December 2000, the Company borrowed $1,000,000 from Spotless under this secured line of credit and repaid the entire principal plus interest in January 2001 when the contract was substantially completed.

CASH FLOW

Cash increased by $104,299, or approximately 13%, to $920,859 during the year to date 2001 period primarily as a result of the net income incurred after adjusting for non-cash items, reduction of $300,000 in outstanding Spotless debt, reductions in outstanding vendor obligations aggregating approximately $281,000, and purchases of fixed assets of approximately $241,000.

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

                            PART 2 OTHER INFORMATION

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

Item 3.   Defaults Upon Senior Securities
          -------------------------------

The Company is required to pay quarterly dividends on its Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred"), which dividends accrue from the initial date of issuance of the Series A Preferred, are cumulative and, if not paid when due, bear interest on the unpaid amount of the past due dividends at the prime rate published in The Wall Street Journal on the date the dividend was payable, plus 3%. The Company believes, however, that it was legally prohibited from paying dividends on its capital stock due to the provisions of Section 170 of the Delaware General Corporation Law ("Delaware Law"), which require a company to pay dividends on its capital stock only out of its capital surplus or net profits in one of the last two years. The Company is currently in arrears on its Series A Preferred dividend payments and interest thereon in the aggregate amount of approximately $113,000. Under the terms of the Company's Certificate of Designations of the Series A Preferred, if the Company fails to make any four consecutive quarterly dividend payments on the Series A Preferred, the majority in interest of the holders of the Series A Preferred have the right to elect an additional director to the Company's Board of Directors, to serve as a director until such accrued and unpaid dividends have been paid in full. The Company, in accordance with Delaware Law, failed to pay its fourth consecutive quarterly dividend payment on September 15, 2000 to the holders of the Series A Preferred. There can be no assurance when or if the Company will make any Series A Preferred dividend payments.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The 2001 Annual Meeting of Stockholders of the Company was held on March 5, 2001, at which the following matters were voted upon and adopted by the votes indicated:

1. To elect nine directors to the Board of Directors to serve until the next annual meeting of stockholders, unless any such director shall resign, become disqualified, disabled or otherwise removed from office. The names of the directors and votes cast in favor of their election and votes withheld are as follows:

       Nominee                         For       Withheld
       -------                         ---       --------

       Michael O'Reilly             44,176,578    460,234
       Charles L. Kelly, Jr.        44,077,058    569,754
       Peter A. Wilson              44,067,258    569,554
       Brian S. Blythe              44,067,258    569,554
       John J. Bongiorno            44,067,158    569,654
       Ronald B. Evans              44,067,258    569,554
       Samuel Sadove                44,072,482    564,330
       Anthony Towell               44,072,552    564,280
       Dr. Kevin Phillips           44,072,632    564,180

2. To adopt the Company's 2001 Equity Incentive Plan. The votes cast in favor of the proposal, against the proposal, and those votes which abstained are as follows:

            For             Against          Abstain
            ---             ------           -------
       34,038,205          753,102           10,877

3. To amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock to 150,000,000 from 100,000,000. The votes cast in favor of the proposal, against the proposal, and those votes which abstained are as follows:

            For             Against          Abstain
            ---             ------           -------

       43,258,241          1,369,682           8,308

Item 5.  Other Information
         -----------------

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits:

         3.1     Composite Certificate of Incorporation.

         10.1    Windswept Environmental Group, Inc. 2001 Equity Incentive Plan.

         (b)     Reports on Form 8-K

         There were no reports on Form 8-K filed during the three-month period ended January 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 19, 2001
                                WINDSWEPT ENVIRONMENTAL GROUP, INC.




                                By:   /s/ Michael O'Reilly
                                    -------------------------------------
                                MICHAEL O'REILLY,
                                President and Chief Executive Officer
                                (Principal Executive Officer)

                                By:   /s/ Charles L. Kelly, Jr.
                                    -------------------------------------
                                CHARLES L. KELLY, JR.
                                Chief Financial Officer
                                (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------
3.1         Composite Certificate of Incorporation

10.1        Windswept Environmental Group, Inc. 2001 Equity Incentive Plan