Form 10-K
period 2001-04-30
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2001-07-30
CIK 814915

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                    Annual Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 2001

                           Commission File No. 0-17072

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             (exact name of Registrant as specified in its charter)

Delaware                                               11-2844247
--------                                               ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

100 Sweeneydale Avenue, Bay Shore, New York               11706
-------------------------------------------               -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number:      (631) 434-1300

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                    Common Stock, $.0001 par value per share
                                (Title of Class)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     Yes X    No__

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this
form 10-K.   [ ]

Based upon the average bid and ask price on July 13, 2001 ($0.20 per share), the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $3,145,760.

As of July 13, 2001, the issuer had 38,481,254 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                     PART I

Introductory Comment - Forward Looking Statements
-------------------------------------------------

Statements contained in this Annual Report on Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

     o    the market acceptance and amount of sales of the Company's services,
     o    the Company's success in increasing revenues and reducing expenses,
     o the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services the Company provides,
     o the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation,
     o the competitive environment within the industries in which the Company operates,
     o    the Company's ability to raise additional capital,
     o    the Company's ability to attract and retain qualified personnel, and
     o the other factors and information disclosed and discussed under the "Risk Factors" section of Item 1 and in other sections of this Annual Report on Form 10-K.

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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

Windswept Environmental Group, Inc. ("Windswept" or "the Company"), through its wholly-owned subsidiaries, Trade-Winds Environmental Restoration, Inc. ("Trade-Winds"), New York Testing Laboratories, Inc. ("NYTL") and North Atlantic Laboratories, Inc. ("NAL"), provides a full array of emergency response, remediation and disaster restoration services to a broad range of clients. The Company has expertise in areas of hazardous materials remediation, testing, toxicology, training, wetlands restoration, wildlife and natural resources rehabilitation, technical advisory, restoration and site renovation services. The Company believes that it has assembled the resources, including key environmental professionals, construction managers, and specialized equipment to become a leader in the expanding worldwide emergency services market. The Company further believes that few competitors provide the diverse range of services provided by Windswept on an emergency response basis. Management believes that its unique breadth of services and its emergency response capability has positioned the Company for rapid growth in this expanding market.

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

In December 1993, the Company acquired Trade-Winds, an asbestos abatement and lead remediation company. In June 1995, the Company purchased NYTL, a testing laboratory that offered hazardous materials testing capabilities. On February 24, 1997, the Company acquired NAL, a certified environmental training, laboratory testing and consulting services company. As of June 30, 2001, NYTL had ceased operations and substantially all of its fixed assets had been sold.

On October 29, 1999, the Company entered into a subscription agreement with Spotless Plastics (USA), Inc. ("Spotless"), a Delaware corporation, pursuant to which the Company sold to Windswept Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and a wholly-owned subsidiary of Spotless, 22,284,683 shares (the "Acquisition Corp. Common Shares") of common stock, par value $.0001 per share ("Common Stock"), and 9,346 shares of Series B Convertible Preferred Stock, par value $.01 per share ("Series B Preferred"), for an aggregate subscription price of $2,500,000 or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred. Each share of Series B Preferred has the equivalent voting power of 1,000 shares of Common Stock. Each share of Series B Preferred is convertible into 1,000 shares of Common Stock. As of July 13, 2001, the Acquisition Corp. Common Shares represented approximately 58% of the Company's outstanding Common Stock and the Acquisition Corp. Common Shares and Series B Preferred shares collectively represented approximately 66% of the voting power of the outstanding securities of the Company.

In addition, the Company and Trade-Winds, NAL and NYTL, each of which is a wholly-owned subsidiary of the Company, as joint and several obligors (collectively, the "Obligors"), borrowed $2,000,000 from Spotless. This borrowing is evidenced by a secured convertible promissory note, dated October 29, 1999 (the "Note"). Outstanding principal under the Note bears interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus an additional 1% and is payable monthly. The Note matures on October 29, 2004, unless Spotless elects to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under the Note is convertible, at the option of Spotless, in whole or in part, at any time, into shares of Common Stock at the rate of one share of Common Stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals have not been obtained at the time of conversion, into shares of Series B Preferred at the rate of one share of Series B Preferred for every $79.04 of principal and accrued interest so converted). In connection with the Note, each of the Obligors granted to Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999. Spotless has agreed to release their security interest on certain NYTL assets as of June 30, 2001. The transaction with Spotless described above is hereafter referred to as the "Spotless Transaction".

As a result of the conversion features of the Series B Preferred and the Note, as of July 13, 2001, if Acquisition Corp. were to convert its Series B Preferred shares into Common Stock and Spotless were to convert all of the outstanding $2 million principal amount and $259,838 accrued and unpaid interest under the Note into Common Stock, Acquisition Corp. and Spotless would collectively own 60,222,459 shares, or approximately 79%, of the then issued and outstanding shares of Common Stock.

OPERATIONS

In order to position itself into stronger and more profitable markets, the Company has evolved during the past three years from an asbestos abatement contractor to a hazardous materials clean-up and natural resource restoration firm, and finally, to a full service emergency response provider. The Company provides a broad range of services through vertically integrated businesses in the service areas described below:

     o     Emergency Response and Catastrophe Restoration
     o     Site Restoration
     o     Mold Contamination Remediation
     o     Natural Resource/Wetlands Restoration/Wildlife Rehabilitation
     o     Forensic Investigation
     o     Asbestos Abatement
     o     Fire and Flood Restoration
     o     Demolition
     o     Lead Abatement
     o     Underground Storage Tank Removal
     o     Soil Remediation
     o     Oil Spill Response - Land and Marine
     o     Hazardous Waste/Biohazard Clean-up
     o     Chemical Spill Response
     o     Duct Cleaning
     o     Indoor Air Quality Investigation
     o     Environmental and Health and Safety Training
     o     Environmental Testing
     o     Environmental Consulting Services

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

The Company believes that its comprehensive emergency response abilities have greatly expanded its customer base to include those entities that value immediate response, enhanced capabilities and customer service. The Company's customers include Fortune 500TM companies, insurance companies, industrial concerns, oil companies, banks, school districts, state, local and county governments, commercial building owners and real estate development concerns. Currently, the Company's customers include Keyspan Energy Corporation, Long Island Rail Road, State Farm Insurance Company, Travelers Insurance Company, Turner Construction Company and the New York State Department of Environmental Conservation for services including hazardous materials spill response, oil spill containment, sub-surface investigation and site remediation.

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

The Company estimates that in excess of 50% of its revenues are derived from previously served customers. Insurance customers represent a substantial portion of the Company's target market; those with recurring needs for emergency services. During the Company's fiscal years ended April 30, 2001 ("fiscal 2001"), April 30, 2000 ("fiscal 2000") and April 30, 1999 ("fiscal 1999")
revenues from insurance customers represented approximately 12%, 15% and 5%, respectively, of total revenues. During fiscal 2001, one of the Company's customers accounted for approximately 35% of its total revenues. During fiscal 2001, 2000 and 1999 another customer accounted for 11%, 15% and 10%, respectively, of the Company's total revenues. During fiscal 2000, a different customer accounted for approximately 12% of the Company's total revenues. While the Company intends to increase the amount of work performed for entities other than these customers, it expects to continue to be dependent on these customers and/or the incurrence of large projects. The Company has repeat business with many of its customers, although the level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of the Company's services. However, because of the significant expansion of the Company's customer base and services provided, the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition and results of operations. See "Risk Factors" section of Item 1.

In order to provide emergency response services, it is necessary for the Company to employ a professional staff and to maintain an inventory of vehicles, equipment and supplies. The Company currently maintains a fleet of 24 spill response vessels with skimmer, diving and booming capabilities, 51 vehicles (including vacuum trucks, earth moving equipment, supply trucks and drilling vehicles) and 29 trailers equipped with various capabilities (such as a mobile wildlife clinic). The Company has the equipment capacity to move 100,000 gallons of environmental waste in any 24-hour period directly to a disposal facility either in drums, roll-offs or directly in tanker trucks.

The Company has on its staff experts and licensed personnel in natural resource restoration, spill response, hazardous material clean-up, wildlife rehabilitation, environmental investigation and testing, construction, oil spill response, and health and safety. The Company's staff includes three United States Coast Guard certified captains and two certified divers. The Company employs 14 wildlife rehabilitators, 14 certified asbestos handlers, 14 accredited lead workers, 61 certified hazardous material workers, and a chemical engineer, as well as individuals with various other applicable expertise.

COMPETITION

The environmental industry in the United States has developed rapidly since the passage of the Resources Conservation and Recovery Act of 1976 ("RCRA") and is highly competitive. The Company believes that the industry is going through a rapid transition resulting from several mergers and consolidations during the last several years. Several large companies have emerged from this transition period but the Company believes that the industry still has numerous small and medium-sized companies serving niche markets according to geography, industry, media (air, water, soil, etc.), and technological specialization (bioremediations, etc.). The Company competes with approximately 20 environmental remediation companies of similar size and approximately 50 construction firms of all sizes, and believes that few of its competitors provide the full array of services that the Company performs as an emergency response firm. The Company differentiates itself from its competitors by providing some unique services (such as wildlife rehabilitation, natural resource recovery, water spill clean-up, forensic testing, biohazard clean-up) and complementary packages of services. For example, the oil spill response service line includes the Company's wetlands/natural resource restoration, laboratory and construction related services. The Company further believes that the turnkey approach to the emergency response business provides a distinct advantage over its competition.

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

The Company believes that the principal competitive factors applicable to all areas of its business are price, breadth of services offered, ability to collect and transport waste products efficiently, reputation for customer service and dependability, technical proficiency, environmental integrity, operational experience, quality of working relations with federal, state and local environmental regulators and proximity to customers and licensed waste disposal sites. The Company further believes that it is, and will continue to be, able to compete favorably on the basis of these factors. However, many of the Company's competitors have financial and capital equipment resources that are greater than those available to the Company. Additionally, at any time and from time to time, the Company may face competition from new entrants into the industry. The Company may also face competition from technologies that may be introduced in the future, and there can be no assurance that the Company will be successful in meeting the challenges that may be created by competition in the future.

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

MARKETING AND SALES

The Company has an aggressive marketing program that is directed toward establishing and maintaining relationships with businesses that have ongoing needs for one or more of the Company's services. The Company strives to achieve internal growth by expanding services to its existing customer base and by marketing itself as a multiple-service company with immediate response capabilities. Clients who begin by utilizing one service often use other services provided by the Company. The Company believes that, ultimately, all of a client's environmental, related construction and emergency response needs can be serviced by the Company.

Consistent with this strategy, commencing in fiscal 1999 and continuing through fiscal 2000 and fiscal 2001, the Company consolidated the sales and marketing efforts of its subsidiary companies. This has allowed the Company to capitalize on the synergy between service lines while realizing a reduction in selling and overhead expenses. The business development staff was recruited by the Company for their experience, reputation, and customer relationships in respective areas of the Company's business lines. Once they join the Company sales team, salespersons undergo an orientation in the full suite of Company services.

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

As a result of this marketing effort, in fiscal 2000, the Company was selected by Travelers Insurance Company as a preferred responder on a national basis for large-scale catastrophes.

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

The Resource Conservation and Recovery Act ("RCRA") is the principal federal statute governing hazardous waste generation, treatment, storage, and disposal. RCRA, or EPA approved state programs, govern any waste handling activities of substances classified as "hazardous." In 1984, RCRA was amended to substantially expand its scope by, among other things, providing for the listing of additional wastes as "hazardous" and also for the regulation of hazardous wastes generated in lower quantities than had been previously regulated. The amendments imposed additional restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste and underground storage tanks ("UST"), and provided for "corrective" action at or near sites of waste management units.

Regulation of UST legislation, in particular Subtitle I of RCRA, focuses on the regulation of underground tanks in which liquid petroleum or hazardous substances are stored and provides the regulatory setting for a portion of the Company's business. Subtitle I of RCRA requires owners of all existing underground tanks to list the age, size, type, location, and use of each tank with a designated state agency. The EPA has published performance standards and financial responsibility requirements for storage tanks over a five year period. RCRA and EPA regulations also require that all new tanks be installed in such a manner as to have protection against spills, overflows, and corrosion. Subtitle I of RCRA provides civil penalties of up to $15,000 per violation for each day of non-compliance with such tank requirements and $10,000 for each tank for which notification was not given or was falsified. RCRA also imposes substantial monitoring obligations on parties which generate, transport, treat, store, or dispose of hazardous waste.

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

In October 1986, the Superfund Amendment and Reauthorization Act ("SARA") was enacted. SARA increased environmental remediation activities significantly. SARA imposed more stringent clean-up standards and accelerated timetables. SARA also contains provisions which expand the EPA's enforcement powers and which are expected to encourage and facilitate settlements with PRPs. The Company believes that, even apart from funding authorized by SARA, industry and governmental entities will continue to try to resolve hazardous waste problems due to their need to comply with other statutory and regulatory requirements and to avoid liabilities to private parties.

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

INSURANCE AND SURETY BONDS

The Company maintains comprehensive general liability insurance written on an occurrence basis. The Company also carries comprehensive auto, professional and pollution liability as well as worker's compensation and disability coverage. Basic limits of liability are $9,000,000. In addition, the Company carries all risk property insurance on all furniture, fixtures, equipment, machinery and watercraft.

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

EMPLOYEES/TECHNICAL STAFF

As of June 30, 2001, the Company employed a core group of approximately 125 persons including executive officers, project managers, specialists, supervisors, field staff, marketing and clerical personnel. The Company attempts to provide year-round employment for its core field staff by cross training. The Company believes a stable work force results in increased productivity at the work site and that its reputation for steady employment permits it to pay reasonable hourly rates. The Company promotes qualified field workers to supervisory positions and supervisors into production management and other staff positions, when applicable.

The Company employs laborers for field operations based upon the current workload. Approximately 75 field staff and supervisors are employed on a steady basis, with additional labor hired on an as-needed basis to supplement the work force. The Company had an agreement that expired in May 2000 with several local unions that supply labor for bonded contract work. The Company is currently in negotiations with these unions to extend the term of the agreement. The Company believes that failure to reach agreement with the unions would not have a material adverse effect on its operations, primarily because the availability of a pool of skilled temporary labor allows the Company to meet peak workloads. The Company has never had a work stoppage and believes that it has good relations with its employees.

PERMITS AND LICENSES

The Federal Government and certain states in the areas in which the Company operates require that asbestos and lead abatement firms be licensed. Licensing generally requires that workers and supervisors receive training from state certified organizations and pass required tests. Certain states also require that wildlife rehabilitators be licensed. The Company has approximately 14 such licensed individuals on staff.

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

RISK FACTORS

The Company's operations, as well as an investment in its securities, involve numerous risks and uncertainties. The reader should carefully consider the risk factors discussed below and elsewhere in this Annual Report on Form 10-K before making any investment decision involving the Company's securities.

Factors Affecting Future Operating Results
------------------------------------------

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

The Company is increasingly pursuing large, multi-year contracts as a method of achieving more predictable revenues, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. These larger projects pose significant risks if actual costs are higher than those estimated at the time of bid. A loss on one or more of such larger contracts could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the failure to obtain, or a delay in obtaining, targeted large, multi-year contracts could result in significantly less revenue for the Company than anticipated.

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

THE COMPANY SOMETIMES HAS A CONCENTRATION OF CREDIT RISK. The Company contracts with a limited number of customers that are involved in a wide range of industries. A small number of customers may therefore be responsible for a substantial portion of revenues at any time. While management assesses the credit risk associated with each proposed customer prior to the execution of a definitive contract, no assurances can be given that such assessments will be correct and that the Company will not incur substantial, noncollectible accounts receivable.

THE LOSS OF ANY MAJOR CUSTOMER COULD HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY. The Company is dependent upon its relationships and contracts with two customers that accounted for approximately 46% of its revenues in fiscal 2001. While the Company intends to increase the amount of work performed for entities other than these two customers, it expects to continue to be significantly dependent on these customers and/or the incurrence of large projects for the foreseeable future.

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

Factors Affecting the Company's Securities
------------------------------------------

THE COMPANY IS CONTROLLED BY ONE MAJOR STOCKHOLDER. Currently, one major stockholder owns an aggregate of approximately 58% of the Company's Common Stock and holds approximately 77% of its voting power. If this major stockholder converted all of its convertible preferred stock and its convertible note, it would own approximately 79% of the then outstanding Common Stock. Accordingly, such major stockholder is able to control the Board of Directors and thereby determine the corporate policy and the direction of the Company's operations.

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

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF THE COMPANY'S COMMON STOCK IN THE PUBLIC MARKET COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF ITS COMMON STOCK. As of July 13, 2001, the Company had 38,481,254 shares of Common Stock outstanding. The existence of a large number of shares eligible for sale could have an adverse effect on the market price of the Company's Common Stock and its ability to raise additional equity capital on terms beneficial to it.

THE COMPANY HAS EXPERIENCED SIGNIFICANT OPERATING LOSSES IN PRIOR YEARS AND MAY INCUR LOSSES IN THE FUTURE. These loses could adversely affect the market value of the Common Stock. The Company incurred net losses of approximately $2.3 million in fiscal 2000 and approximately $1.3 million in fiscal 1999. As of April 30, 2001, the Company had an accumulated deficit of $33,487,992. Even though the Company has taken steps in an effort to reduce costs and expenses and to increase revenues, and had net income of approximately $1.1 million in fiscal

2001, it may not incur profits at any time in the foreseeable future.

THE MARKET PRICE OF THE COMMON STOCK HAS FLUCTUATED CONSIDERABLY AND WILL PROBABLY CONTINUE TO DO SO. The stock markets have experienced extreme price and volume fluctuations, and the market price for the Common Stock has been historically volatile. The market prices of the Common Stock could be subject to wide fluctuations in the future as well in response to a variety of events or factors, some of which may be beyond its control. These could include, without limitation:

o   future announcements of new competing technologies and procedures;
o changing policies and regulations of the federal state, and local governments;
o   fluctuations in the Company's financial results;
o   liquidity of the market for the Company's securities;
o   public perception of the Company and its entry into new markets; and
o   general conditions in the Company's industry and the economy.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company holds a six-year lease expiring in 2007 for its 50,000 square foot facility located at 100 Sweeneydale Avenue, Bay Shore, New York 11706, which contains an option to purchase such facility. The lease provides for a current annual rent of $323,399 and is subject to a 4% annual escalation. The option to purchase expires on April 30, 2002. This facility houses all the operations of the Company, other than an oil spill response center located in Brooklyn, New York.

The Company has a month-to-month lease that provides for a monthly rental of $1,000, for a facility located at 1100 Grand Street in Brooklyn, New York.

Management considers the Company's facilities sufficient for its present and currently anticipated future operations, and believes that these properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On November 22, 1999, the Securities and Exchange Commission ("SEC") accepted the Company's settlement offer in its "Order Instituting Public Administrative Proceedings, Making Findings, Imposing Remedial Sanctions and Issuing Cease-and-Desist Order" (the "Order"). Under the terms of the Order, the Company neither admitted nor denied any allegations and did not incur any monetary fines in connection with an investigation of the Company by the SEC which stemmed from the prior convictions of two of the Company's former officers for violations of, among other things, the federal securities laws. The Order required the Company to develop and institute certain policies, procedures and manuals to improve its corporate governance, including the adoption of an audit committee charter, a formal conflict of interest policy and a formal employee handbook. The Order also required the Company to obtain a secure off site storage facility to store its backup data files and system software and to make certain reporting disclosures. The Company has implemented such policies, procedures and manuals, obtained an off site storage facility and made such disclosures.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The 2001 Annual Meeting of Stockholders of the Company was held on March 5, 2001, the results of which are disclosed in Item 4 of the Company's quarterly report on Form 10-Q for the period ended January 31, 2001 as filed with the SEC on March 19, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

(a)  Market Information

Since October 22, 1996, the Company's common stock has been traded on the OTC Electronic Bulletin Board of the NASD, under the symbol "WEGI." The following table sets forth the range of quarterly high and low sale prices, for the last two fiscal years, as provided by Standard and Poor's ComStock. These quotations represent inter-dealer prices, do not reflect retail mark-up, mark-down, or commission and may not represent actual transactions.

                                               Price Range of Common Stock
                                               ---------------------------
                FISCAL 2000
                -----------

                Quarter Ended                  HIGH                  LOW
                -------------                  ----                  ----
                July 31, 1999                  $.41                  $.16
                October 31, 1999                .41                   .27
                January 31, 2000                .36                   .14
                April 30, 2000                 $.23                  $.08

                FISCAL 2001
                -----------

                Quarter Ended                  HIGH                  LOW
                -------------                  ----                  ---
                July 31, 2000                  $.20                  $.11
                October 31, 2000                .19                   .09
                January 31, 2001                .27                   .08
                April 30, 2001                 $.34                  $.15

The Company has approximately 705 common stockholders of record as of July 6, 2001. There have been no dividends declared or paid on the Common Stock in the past two fiscal years and the Company has no current intentions to declare or pay dividends on the Common Stock. Under its Series A Convertible Preferred Stock Agreement, no common stock dividends may be paid until all preferred dividends are paid in full. Subject to the foregoing, the Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

(b)  Recent Sales of Unregistered Securities

There were no sales or issuances by the Company of the Company's equity securities occurring during fiscal 2001, except to the extent previously disclosed in the Company's Quarterly Reports on Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                       Fiscal Year Ended April 30,
                                           ------------------------------------------------------------------------------------
                                                 2001             2000             1999            1998             1997
                                           ------------------------------------------------------------------------------------
Consolidated Operations Data:

Revenues                                     $22,022,766       $12,845,165     $13,926,812     $11,968,774      $15,275,209

Net income (loss)                              1,065,877        (2,256,997)     (1,307,476)     (5,609,795)      (4,613,750)

Net income (loss) per common share-basic            0.03             (0.09)          (0.11)          (0.55)           (0.51)

Net income (loss) per common share-diluted   $      0.01       $     (0.09)    $     (0.11)          (0.55)     $     (0.51)


Weighted average common shares outstanding:

Basic                                         38,459,953        26,927,083      13,064,314      10,404,111        9,026,797

Diluted                                       76,244,295        26,927,083      13,064,314      10,404,111        9,026,797


Consolidated Balance Sheet Data:

Total assets                                 $ 8,806,398         6,699,204       5,745,122       6,354,689      $ 8,385,390

Long-term debt and other liabilities             457,084           197,172         198,732         264,604          454,560

Convertible notes                              2,780,000         2,780,000         790,000         800,000          800,000

Redeemable convertible preferred stock         1,300,000         1,300,000       1,300,000       1,300,000        1,300,000

Stockholders' equity (deficit)               $(1,753,853)      $(2,744,980)    $(3,347,257)    $(2,936,730)     $ 1,929,409

The Company did not pay any cash dividends on its common stock during any of the periods set forth in the table above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion and analysis information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

This discussion contains forward-looking statements that are subject to a number of known and unknown risks, that in addition to general, economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements.

The Company is subject to significant external factors that could significantly impact its business. These factors could cause future results to differ materially from historical trends.

RESULTS OF OPERATIONS

Fiscal Year Ending April 30, 2001 Compared to Fiscal Year Ending April 30, 2000
-------------------------------------------------------------------------------

Revenues
--------

Revenues increased to $22,022,766 in fiscal 2001 compared to $12,845,165 in fiscal 2000. This increase of $9,177,601, or 71.4%, was primarily the result of revenue increases in the Company's Trade-Winds subsidiary of

$9,007,157 to $20,440,646 in fiscal 2001 from $11,433,489 in fiscal 2000, and the Company's NAL subsidiary, the revenues of which increased by $259,123 to $845,609 in fiscal 2001 from $586,486 in fiscal 2000. These increases were partially offset by revenue decreases in the Company's NYTL subsidiary of $88,679 to $736,510 in fiscal 2001 from $825,189 in fiscal 2000.

The increase in Trade-Winds revenue of $9,007,157 was primarily attributable to a large mold remediation project that accounted for revenues of $7,734,631. The remaining Trade-Winds revenue increase was primarily attributable to increases in emergency spill response revenues of approximately $990,022, environmental remediation projects of $389,763, insurance construction/renovation projects of $268,086 and waste disposal of $124,694. The increases were partially offset by decreases in oil tank projects of $316,205 and fireproofing projects of $240,031. The increase in NAL revenues of $259,123 is primarily attributable to new management and expanded marketing efforts. The decrease in NYTL revenues is primarily attributable to management turnover. Due to the instability of NYTL management and the resulting incurred losses, the Company determined that NYTL's services could be better supplied by outsourcing. Accordingly, as of June 30, 2001, NYTL has ceased operations and substantially all of its fixed assets were sold.

Gross Profit/Cost of Revenues
-----------------------------

Cost of revenues increased to $15,336,191 in fiscal 2001 compared to $10,179,948 in fiscal 2000. This increase of $5,156,243, or 50.7%, was primarily the result of the direct costs incurred on a large mold remediation project of $3,196,520, an increase in the number of project managers of approximately $329,000 and increases in NYTL direct costs of $111,921. The remaining increase is due to the direct costs associated with the other increases in revenues. The Company's cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, cost of revenues include bonding and job related insurance cost, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation, disposal, and depreciation of capital equipment.

Cost of revenues as a percentage of revenues was 69.6% in fiscal 2001 as compared to 79.3% in fiscal 2000. Accordingly, gross profit as a percentage of revenues increased to 30.4% in fiscal 2001 from 20.7 % in fiscal 2000. Gross profit in fiscal 2001 was positively impacted by a large mold remediation project that generated gross profits of $4,538,111 or 58.7% that was partially offset by increases in project managers costs.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the year increased by $338,491, or 8.2%, to $4,466,052 in fiscal 2001 from $4,127,561 in fiscal 2000, and constituted approximately 20.3% and 32.1% of revenues in fiscal years 2001 and 2000, respectively.

The increase of $338,491 in fiscal 2001 as compared to fiscal 2000 was primarily the result of increases of $225,098 in office salaries, $206,338 in legal fees and settlements, $163,685 in marketing expenses, $140,715 in sales salaries and $99,042 in the provision for doubtful accounts. These increases were partially offset by decreases of $254,304 in a provision for delinquent income taxes, $150,000 in the provision for litigation and $48,940 in accounting fees.

Expense Related to Variable Accounting Treatment for Officer Options
--------------------------------------------------------------------

Under the terms of an employment agreement (see Item 11 "Executive Compensation
- Employment Agreement"), the Company's President and Chief Executive Officer may sell to the Company all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him. Expense related to variable accounting treatment for officer options increased by $225,913 to $328,080 in fiscal 2001 from $102,167 in fiscal 2000. This was due to an increase in the market price of the Company's Common Stock to $.19 per share on April 30, 2001 from $.125 per share on April 30, 2000. Due to the terms of the options, changes in the market price of the Company's Common Stock, in either direction, result in a corresponding expense or income.

Interest Expense
----------------

Interest expense decreased by $371,958 in fiscal 2001 to $339,015 from $710,973 in fiscal 2000. The decrease in interest expense was attributable to replacing a secured credit facility with a lending institution with proceeds from the Spotless Transaction in fiscal 2000. The resulting debt facility with Spotless carries a significantly lower interest rate than the previous facility.

Other Income
------------

Other income decreased $60,038 to $58,449 in fiscal 2001 from $118,487 in fiscal 2000. The decrease was primarily attributable to less savings realized through negotiations with vendors to reduce trade payables balances.

Provision for Income Taxes
--------------------------

The provision for income taxes reflects an effective rate of 33.9% in fiscal 2001. No income taxes were provided in fiscal 2000 due to the incurrence of a taxable loss. The book benefit for taxable losses generated in fiscal 2000 was offset by recording a full valuation allowance. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses, and other temporary differences are "more likely than not" to be realized, as required by accounting principles generally accepted in the United States of America.

Net Income
----------

Net income and basic net income attributable to common stockholders per share for fiscal 2001 were $1,065,877 and $.03, respectively. This compares to a net loss and basic net loss attributable to common stockholders per share of ($2,256,997) and ($.09), respectively for fiscal 2000.

The Company reported losses from operations in each of the first two quarters of fiscal 2001. The Company's performance improved in the third and fourth quarter of fiscal 2001 primarily due to a large mold remediation project.

Fiscal Year Ending April 30, 2000 Compared to Fiscal Year Ending April 30, 1999
-------------------------------------------------------------------------------

Revenues
--------

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

The decrease in Trade-Winds revenue of $549,170 was primarily attributable to reductions in asbestos and construction /renovation projects of approximately $2,100,000 and $1,100,000, respectively, which were partially offset by increases in emergency response and environmental remediation/compliance projects of approximately $1,500,000 and $1,200,000, respectively. During fiscal 2000, the Company experienced cash flow constraints, high interest costs and the inability of key personnel to focus on the development of revenue prior to and during the negotiation and due diligence phases of the debt and equity transaction with Spotless (See Item 1-"Description of Business") which limited its ability to fund and procure additional construction and abatement projects. The decrease in NAL revenues of $636,457 is primarily attributable to the loss of key management and sales personnel.

Gross Profit/Cost of Revenues
-----------------------------

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

Cost of revenues as a percentage of revenues was 79.3% in fiscal 2000 as compared to 78.5% in fiscal 1999. Accordingly, gross profit as a percentage of revenues decreased to 20.7% in fiscal 2000 from 21.5 % in fiscal 1999. Gross profit in fiscal 2000 was adversely affected by a loss of approximately $532,000 related to one large construction project. The loss was mainly attributable to a significant amount of change orders to the original contract that increased the overhead allocation to the project.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the year increased by $765,532, or 22.8%, to $4,127,561 in fiscal 2000 from $3,362,029 in fiscal 1999, and constituted approximately 32.1% and 24.1% of revenues in fiscal years 2000 and 1999, respectively.

The increase of $765,532 in fiscal 2000 as compared to fiscal 1999 was primarily the result of increases of approximately $277,000 in the provision for doubtful accounts, $221,000 in office salaries, $260,000 in legal costs and litigation reserves, $118,000 in consulting fees and $254,000 provision for delinquent income taxes partially offset by decreases in sales salaries of $441,000.

Expense Related to Variable Accounting Treatment for Officer Options
--------------------------------------------------------------------

Expense related to variable accounting treatment for officer options increased by $102,167 in fiscal 2000. This was due to the market price of the Company's Common Stock, $.125 per share on April 30, 2000. Due to the terms of the options, changes in the market price of the Company's Common Stock, in either direction, will result in a corresponding expense or income to the Company.

Interest Expense
----------------

Interest expense decreased by $259,296 or 26.7% in fiscal 2000 to $710,973 from $970,269 in fiscal 1999. The decrease in interest expense was attributable to replacing a secured credit facility with a lending institution with proceeds from the Spotless Transaction. The resulting debt facility with Spotless carries a significantly lower interest rate than the previous facility.

Other Income
------------

Other income increased $90,423 to $118,487 in fiscal 2000 from $28,064 in fiscal 1999. The increase was primarily attributable to savings realized through negotiations with vendors to reduce trade payables balances.

Extraordinary Item
------------------

The extraordinary item in fiscal 2000 is a result of a prepayment penalty paid to Business Alliance Capital Corporation, the Company's former principal lender, of $100,000, net of taxes. Such borrowing was repaid as a result of cash received from the Spotless Transaction.

Net Loss
--------

Net loss and basic net loss attributable to common stockholders per share for fiscal 2000 were ($2,256,997) and ($.09), respectively. This compares to a net loss and basic net loss attributable to common stockholders per share of ($1,307,476) and ($.11), respectively for fiscal 1999.

The Company reported losses from operations for each quarter of fiscal 2000. The Company's performance improved in the fourth quarter of fiscal 2000 due to an increase in insurance related projects and improved working capital as a result of the Spotless Transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2001, 2000 and 1999, the Company had a stockholders' deficit of $1,753,853, $2,744,980 and $3,347,257, respectively, and an accumulated deficit of $33,487,992, $34,553,869 and $32,296,872, respectively. The Company has financed its operations to date primarily through issuance of debt and equity securities. As of April 30, 2001, 2000 and 1999, the Company had $616,088, $816,560 and $46,336 in cash. As of April 30, 2001, the Company had working capital of $552,850. As of April 30, 2000 and 1999, the Company had a working capital deficit of $473,619 and $3,741,523, respectively. In addition, as of April 30, 2001, the Company was in arrears with respect to preferred stock dividends plus interest of approximately $137,000. The Company also has $680,000 of convertible notes that will be due in full on March 15, 2002. In the opinion of management, the Company will have sufficient working capital to fund current operations and repay the convertible notes and any related accrued interest on March 15, 2002, however, market conditions and their effect on the Company's liquidity may restrict the

Company's use of cash which may result in the Company not making payment on the convertible notes when they become due on March 15, 2002. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless to satisfy the convertible notes when they become due, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

While the Company's working capital has improved during fiscal 2001, primarily through borrowings from Spotless and cash generated from a large mold remediation project, the above factors raise substantial doubt as to the Company's ability to continue as a going concern. As indicated in the report of the Company's Independent Auditors, the Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During fiscal 2001, in order to address cash flow and operational concerns, the Company borrowed and repaid an additional $1,000,000 from Spotless. In fiscal 2001, the Company also borrowed an additional $450,000 from Spotless on an existing short-term note payable. The increased borrowings from Spotless and the cash generated by a large mold remediation project significantly improved the Company's liquidity. However, management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. Management continues to pursue additional funding sources. The Company anticipates revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company's bids will be accepted. The Company is striving to improve its gross margin and control its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to obtain environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

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

In September 1999, the Company borrowed $100,000 from Spotless Enterprises, Inc., an affiliate of Spotless. The borrowing bore interest at a rate of 6% and was repaid with accrued interest in November 1999. In March and April 2000, the Company borrowed a total of $500,000 from Spotless for working capital requirements. During fiscal 2001, the Company borrowed $450,000 from Spotless for working capital requirements and an additional $1,000,000 from Spotless for working capital requirements related to a large mold remediation project. The Company repaid this $1,000,000 plus interest to Spotless in fiscal 2001. A balance of $950,000 in loans from Spotless was outstanding as of April 30, 2001. In June 2001, the Company borrowed an additional $250,000 from Spotless for working capital requirements. All borrowings bear interest at LIBOR plus 1 percent. As of April 30, 2001, interest of $18,156 was accrued on these borrowings.

Cash Flow
---------

Net cash used in operating activities was $136,364 and $2,055,433 in fiscal 2001 and 2000, respectively, as compared to net cash generated by operating activities of $601,368 in fiscal 1999. Accounts receivable increased $2,164,282 or 58.9% to $5,852,793 in fiscal 2001, reflecting the increase in sales relative to a large mold remediation project. Accounts receivable increased $1,339,313 or 57.0% to $3,688,511 in fiscal 2000, reflecting the increase in sales during the fourth quarter of fiscal 2000. Accounts receivable declined $335,177 or 12.0% to $2,349,198 in fiscal 1999, reflecting improved collection procedures and controls implemented during fiscal 1999. Accounts payable and accrued expenses increased by $40,006 or 1.2% to $3,026,377 in fiscal 2001. Accounts payable and accrued expenses decreased by $425,325 or 10.4% to $2,988,382 in fiscal 2000 primarily as a result of the reductions in outstanding obligations made possible by improved working capital as a result of the Spotless

Transaction.

Cash used for capital expenditures was $381,729, $275,417 and $379,367 in fiscal 2001, 2000 and 1999, respectively.

In fiscal 2000, the Company received cash from Spotless of $2,500,000 in exchange for equity and $2,000,000 in exchange for debt. The proceeds were used to repay in full the Company's outstanding balance under a credit facility and to reduce certain outstanding vendor obligations. In March and April 2000, the Company borrowed an additional $500,000 from Spotless to meet working capital needs. During fiscal 2001, the Company borrowed $450,000 from Spotless for working capital requirements and an additional $1,000,000 from Spotless for working capital requirements related to a large mold remediation project. The Company repaid this $1,000,000 plus interest to Spotless in fiscal 2001. A $950,000 balance in loans from Spotless was outstanding as of April 30, 2001. In June 2001, the Company borrowed an additional $250,000 from Spotless for working capital requirements. In fiscal 2000 and 1999, the Company received proceeds of $142,350 and $130,000, respectively, from the sale of Common Stock.

EFFECT OF INFLATION

Inflation has not had a material impact on the Company's operations over the past three years.

SEASONALITY

Since the Company and its subsidiaries are able to perform their services throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts in certain of its service areas, i.e., asbestos and mold abatement and construction, as well as the timing of catastrophes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Equity Price Risk - The Company's primary market risk exposure relates to the variable accounting treatment related to a put option for shares of common stock and common stock options held by an officer of the Company. Under the terms of an employment agreement (see Item 11 "Executive Compensation - Employment Agreement"), the officer may sell to the Company all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him. As of April 30, 2001, such shares and vested options to purchase shares aggregated 4,418,905 shares. Each $.01 increase or decrease in market price of the Company's stock impacts earnings by approximately $44,000.

Interest Rate Sensitivity - The Company's exposure to market risk for changes in interest rate primarily relates to its debt obligations to Spotless. The interest rate on the Note and other borrowings from Spotless is LIBOR plus 1%. At April 30, 2001, total debt owed to Spotless was $2,950,000 with additional accrued interest of $226,827. Assuming variable rate debt at April 30, 2001, a one point change in interest rates would impact annual net interest payments by approximately $34,000. The Company does not use derivative financial instruments to manage interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

Set forth below is a list of the financial statements of the Company included in this Annual Report on Form 10-K.

                           Item                                          Page
                           ----                                          ----

Independent Auditors' Reports                                          36 to 37
Consolidated Balance Sheets as of April 30, 2001 and 2000                    38
Consolidated Statements of Operations for the fiscal years ended
  April 30, 2001, 2000 and 1999                                              39
Consolidated Statements of Stockholders' Deficiency for the fiscal
  years ended April 30, 2001, 2000 and 1999                                  40
Consolidated Statements of Cash Flows for the fiscal years ended
   April 30, 2001, 2000 and 1999                                             41
Notes to Consolidated Financial Statements                             42 to 56

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

On December 1, 1999, the Company's Board of Directors appointed Deloitte & Touche, LLP (the "Accountants") as its independent accountants, replacing BDO Seidman, LLP (the "Former Accountants").

During the Company's three most recent fiscal years, there were no disagreements with the Former Accountants or the Accountants on any matter of accounting principle or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants or the Accountants, would have caused them to reference to the subject matter of the disagreement in their report. None of the Former Accountants' or the Accountants' reports on the Company's financial statements for either of the past three years contained an adverse opinion or disclaimer of opinion. However, the Former Accountants' and the Accountants' reports on the Company's financial statements for the fiscal years ended April 30, 2001, 2000 and 1999 contained a qualification relating to the Company's ability to continue as a going concern.

A letter from the Former Accountants addressed to the Securities and Exchange Commission in accordance with Item 304(a)(3) of Regulation S-K, stating that they agree with the Registrant's response to Item 4 of the Registrant's Current Report on Form 8-K, dated December 1, 1999, is filed as an exhibit hereto.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

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

Name                       Age   Position with the Company
----                       ---   -------------------------
Michael O'Reilly           51    Director, President and Chief Executive Officer
Charles L. Kelly, Jr.      42    Director and Chief Financial Officer
Peter A. Wilson            56    Chairman of the Board
Brian S. Blythe            61    Director
Ronald B. Evans            62    Director
John J. Bongiorno          61    Director
Samuel Sadove              47    Director
Anthony Towell             70    Director and Secretary
Dr. Kevin Phillips         53    Director
Joseph Murphy              43    Vice President - Finance & Administration

The following is a brief summary of the business experience and background of the current executive officers and directors of the Company, based upon information provided to the Company by such persons:

Michael O'Reilly has been a director, President and Chief Executive Officer of the Company since 1996, and has been President of Trade-Winds Environmental Restoration, Inc., a subsidiary of the Company, since 1993. From 1996 to 1999, he was Chairman of the Board of Directors of the Company. Prior to joining the Company, Mr. O'Reilly was Vice President and COO of North Shore Environmental Solutions, Inc., an environmental remediation firm that provided a wide array of services, including asbestos, hazardous materials and lead removal. He has eighteen years experience as an executive in the environmental industry.

Charles L. Kelly, Jr. has been a director of the Company since October 1999 and has served as Chief Financial Officer since April 2000. Since April 1995, Mr. Kelly has been the Vice President of Finance and Administration of Spotless Plastics (USA), Inc. Prior to that, Mr. Kelly held senior financial positions at Luitpold Pharmaceuticals, Inc., IMC Magnetics Corp. and was a senior audit manager at PricewaterhouseCoopers, LLP.

Peter A. Wilson has been the Chairman of the Board of Directors of the Company since October 1999. Mr. Wilson is the President and CEO of Spotless Plastics
(USA), Inc. and is the Executive Director - Plastics Division of

Spotless Group Limited, an Australian company which indirectly owns
Spotless Plastics (USA), Inc. Mr. Wilson held various senior executive positions within Spotless Group Limited since 1976 and has been a member of Spotless Group Limited's board of directors since 1984.

Brian S. Blythe has been a director of the Company since October 1999. Since 1992, Mr. Blythe has been the Chairman of the Board of Directors of Spotless Group Limited. Between 1972 and 1992, Mr. Blythe has held numerous executive positions with Spotless Group Limited including Managing Director of Spotless Group Limited and Managing Director of its Spotless Services Limited subsidiary. Mr. Blythe is also the Chairman of the Board of Directors of Taylor's Group Limited, a New Zealand company, and was a member of the Police Board of Victoria, Australia between 1993 and 1998.

Ronald B. Evans has been a director of the Company since October 1999.
Since 1978, Mr. Evans has been Executive Director of Spotless Group Limited. Between 1969 and 1999, Mr. Evans has held numerous executive positions at Spotless Group Limited. Mr. Evans is also a director of Taylor's Group Limited and is a director of Health Scope Limited, an Australian company. Since 1998, he has been the Chairman of the Australian Football League.

John J. Bongiorno has been a director of the Company since March 2001.
Since 1986, Mr. Bongiorno has been the Director of Finance of Spotless Group Limited. Mr. Bongiorno is also a director of Spotless Group Limited, Taylor's Group Limited and is Chairman of the Board of Directors of National Can Industries Limited, an Australian company.

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

Anthony Towell has been a director of the Company since November 1996. Prior to December 2000, he was a Vice President, Co-Chairman, and a Director of Worksafe Industries, Inc., a publicly traded manufacturing company specializing in industrial safety. He had held executive positions during a 25 year career with the Royal Dutch Shell Group. Mr. Towell is also a director of DiaSys Corporation and Chairman of the Board of directors of Gulf West Oil.

Dr. Kevin Phillips has been a director since March 1998. Over the past five years, Dr. Phillips has been a Partner, Principal and director of FPM Group Ltd., formerly known as Fanning, Phillips & Molnar, an engineering firm located in Long Island, New York. Dr. Phillips has a M.S. Degree in Hydrodynamics from the Massachusetts Institute of Technology and a Ph.D. in Environmental Engineering from the Polytechnic Institute of New York. He is a licensed professional engineer in eight states, including New York, New Jersey, and Connecticut, with over 20 years experience in geohydrology and environmental engineering.

Joseph Murphy has served as the Vice President - Finance & Administration since April 2000. From 1998 to 2000, Mr. Murphy held senior financial positions including Chief Financial Officer at Staff Builders, Inc. From 1987 to 1997, Mr. Murphy held several senior financial positions including Chief Financial Officer at Colorado Prime Corporation. From 1980 to 1985, Mr. Murphy worked as an auditor for Deloitte & Touche, LLP.

Each of the non-employee directors, those directors who are not employed by the Company or any of its parent, affiliate or subsidiary companies ("Non-Employee Directors"), receives $5,000 annually for service on the Company's Board of Directors. In addition, as compensation for service on the Company's Board of Directors during fiscal 2000, each of the Non-Employee Directors was granted options to purchase an aggregate of 100,000 shares of the Company's common stock under the terms of the 2001 Equity Incentive Plan, at an exercise price of $.16, the fair market value at the date of the grant. All other directors receive no cash compensation for their services as directors. All of the Company's directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

In June 1999, each of the directors received grants of 5,000 shares of Common Stock as compensation for serving on the Board in fiscal 1999. In June 1999, non-qualified options to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $.1875 per share were granted to non-employee directors of the Company.

During fiscal 2001, the Board of Directors met or acted by written consent four times. All current directors attended not less than 75% of such meetings (or executed such written consents) of the Board with the exception of Mr. Blythe, who attended one meeting, and Mr. Evans and Mr. Bongiorno, who became a director in March 2001, who each did not attend any meetings.


The Board of Directors has an Audit Committee comprised of Messrs. Towell, Phillips and Sadove. The Audit Committee recommends engagement of the Company's independent auditors and is primarily responsible for reviewing and approving the scope of the audit and other services performed by the Company's independent auditors. The Audit Committee also reviews and evaluates the Company's accounting principles and practices, systems of internal controls, quality of financial reporting and financial staff, as well as any reports or recommendations issued by the independent auditors. The Board of Directors has a Compensation Committee comprised of Messrs. Towell and Sadove. The Compensation Committee generally reviews and approves executive compensation and administers the Company's stock plans other than the 2001 Equity Incentive Plan. The Board of Directors has no Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 that they file with the SEC. Based solely upon the Company's review of the copies of all Forms 3, 4 and 5 and amendments to these forms, the Company believes that, other than as set forth below, all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions in fiscal 2001:

Joseph Murphy, the Company's Vice President - Finance & Administration failed to timely file a Form 3 upon becoming an executive officer of the Company in April 2000 and he failed to timely file a Form 5 upon the Company's granting of an option to him to purchase 100,000 shares of the Company's Common Stock in October 2000.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the cash and other compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer and President and for the other individual who served as an executive officer during fiscal 2001 and received compensation for services rendered during fiscal 2001of $100,000 or more (each a "Named Executive Officer").

                                                                                              Long Term Compensation
                                                       Annual Compensation                            Awards
                                             ----------------------------------------     -------------------------------
                                                                              Other        Restricted        Securities
                                     Fiscal                                  Annual          Stock           Underlying
Name and Principal Position(s)        Year   Salary ($)  Bonus ($)        Compensation     Awards ($)         Options
------------------------------        ----   ----------  ---------        ------------     ----------         -------

Michael O'Reilly, Chief
   Executive Officer and President    2001   $281,500    $40,297 (1)         $-              $ -                -
                                      2000    260,000     55,000 (2)                          50,000 (2)     5,736,309 (3)
                                      1999   $259,615    $ 3,846             $-              $ 2,400 (2)       250,000 (4)

Joseph Murphy, Vice President -       2001   $150,000    $     -             $-              $ -               100,000
   Finance & Administration           2000          -          -              -                -                     -
                                      1999   $      -    $     -             $-              $ -                     -

(1) Mr. O'Reilly, under the terms of an employment agreement, earns a bonus equal to 2.5% of the Company's pretax income. This bonus was accrued as of April 30, 2001 and paid in May 2001.

(2) Mr. O'Reilly received an aggregate of $50,000 and 133,333 shares of Common Stock in fiscal 1999, the fair value of which shares was $50,000 on the date of grant, representing a bonus based upon a calculation of net profits at the end of the second quarter of fiscal 1999. Due to subsequent losses incurred by the Company in the third and fourth quarters, the bonus was due back to the Company and, accordingly, recorded as a loan receivable from officer. In fiscal 2000, the Company forgave the loan. He received 5,000 shares of Common Stock in fiscal 1999 for service on the Board of Directors in fiscal 1998, the fair value of which shares was $2,400 on the date of the grant. All of these shares were fully vested on the date of grant. The aggregate value of Mr. O'Reilly's restricted stock holdings as of April 30, 2001 was $33,694. None of the shares are entitled to dividends.

(3) On June 28, 1999, Mr. O'Reilly was granted an option to purchase 250,000 shares of Common Stock at an exercise price of $.1875 per share, the fair market value on the date of grant. Such option is fully vested. On October 29, 1999, Mr. O'Reilly was granted an option to purchase 2,674,714 shares of Common Stock at an exercise price of $.07904 per share, the fair market value at the date of grant. Such option vests, to the extent of one third of the option grant, on each of the first, second and third anniversaries of October 29, 1999. Additionally, on October 29, 1999, Mr. O'Reilly was granted an option to purchase 2,811,595 shares of Common Stock at an exercise price of $.07904 per share, the fair market value at the date of grant. Such option vests upon the earlier of (i) the conversion of the Note dated October 29, 1999 issued to Spotless or (ii) October 29, 2006.

(4) On December 29, 1997, Mr. O'Reilly was granted an option to purchase 200,000 shares of Common Stock at an exercise price of $.22 per share, the fair market value on the date of grant. On August 18, 1998, Mr. O'Reilly was granted an option to purchase 250,000 shares of Common Stock at an exercise price of $ 0.34 per share, the fair market value on the date of the grant. Each of these options is fully vested.


       OPTION/STOCK APPRECIATION RIGHTS ("SAR") GRANTS IN LAST FISCAL YEAR

The following table sets forth (a) the number of shares underlying options granted to each Named Executive Officer during fiscal 2001, (b) the percentage the grant represents of the total number of options granted to all Company employees during fiscal 2001, (c) the per share exercise price of each option,
(d) the expiration date of each option and (e) the potential realizable value of each grant.

                                                                        Potential realizable value
                                                                        at assumed annual rates of
                                                                         stock price appreciation
                      Individual grants                                      for option term
---------------------------------------------------------------   ---------------------------------------
                                     Percent of
                      Number of    total options/
                     securities     SARs granted
                     underlying     to employees    Exercise
                    options/SARs      in fiscal       Price          Expiration         5%        10%
       Name          granted (#)        year         ($/Sh)             date           ($)        ($)
---------------------------------------------------------------   ---------------------------------------
Joseph Murphy          100,000          100%        $ 0.1094      October 31, 2004    $ 13,309  $19,660

            Aggregated Options/SAR Exercises in Last Fiscal Year and
                         Fiscal Year End Option Values
            --------------------------------------------------------

Set forth in the table below is information, with respect to each Named Executive Officer, as to the (a) number of shares acquired during fiscal 2001 upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each exercise (i.e. the difference between the market value of the shares at exercise and their exercise price), (c) the total number of unexercised options held on April 30, 2001, separately identified between those exercisable and those not exercisable, and (d) the aggregate value of in-the-money, unexercised options held on April 30, 2001, separately identified between those exercisable and those not exercisable.

                                                           Number of
                                                          securities                  Value of
                                                          underlying                 unexercised
                                                          unexercised               in-the-money
                                                         options/SARs               options/SARs
                                                           at fiscal                  at fiscal
                                                         year end (#)               year end ($)
                                                     ----------------------     --------------------

                     Shares acquired       Value         Exercisable/               Exercisable/
       Name          on exercise (#)   realized ($)      Unexercisable            Unexercisable (2)
---------------------------------------------------------------------------     --------------------
Michael O'Reilly            -               $-       4,241,572 / 4,594,737 (1)  $459,554 / $509,832
Joseph Murphy               -               $-       100,000 / 0                $8,060 / $0

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

(2) The value is calculated based on the aggregate amount of the excess of $.19 (the closing sale price per share for the Common Stock on April 30, 2001) over the relevant exercise price(s).

Employment Agreement
--------------------

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Compensation Committee (the "Committee") of the Board of Directors of the Company is composed of Mr. Samuel Sadove and Mr. Anthony Towell, each of whom is a non-employee director of the Company in the meaning of Rule 16b-3 under the Securities Exchange Act of 1934.

No member of the Committee was, during the fiscal year ended April 30, 2001, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure pursuant to applicable rules and regulations of the Securities and Exchange Commission, except as disclosed under Item 13, "Certain Relationships and Related Transactions". During the fiscal year ended April 30, 2001, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or
(iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

Compensation Committee Report on Executive Compensation
-------------------------------------------------------

General

The Committee determines the cash and other incentive compensation, if any, to be paid to the Company's executive officers and other key employees. In addition, the Committee administers the Company's 1998 Stock Incentive Plan and the 1997 Incentive Plan. The Committee does not administer the Company's 2001 Equity Incentive Plan, which is administered by the Company's Board of Directors.

Compensation Philosophy

The Committee has developed and implemented a compensation program that is designed to attract, motivate, reward and retain the broad-based management talent required to achieve the Company's business objectives and increase stockholder value. There are three major components of the Company's compensation program: base salary, short-term incentive compensation, including annual bonuses, and long-term incentive compensation, including stock options. These components are intended to provide management with incentives to aid the Company in achieving both its short-term and long-term objectives. While salary and bonus provide incentives to achieve short-term objectives, the Committee believes that the potential for equity ownership by management addresses the long-term objective of aligning management's and stockholders' interests in the enhancement of stockholder value.

The Committee's executive compensation philosophy is to base management's pay, in part, on the achievement of the Company's annual and long-term performance goals, to provide competitive levels of compensation and to recognize individual initiative, achievement and length of service to the Company. The Committee does not assess these factors in a mechanical fashion, but rather relies on its business experience in making a subjective evaluation of the appropriate level and mix of compensation for each executive officer and key employee.

The Committee evaluates the Company's performance by reviewing period to period changes in such quantitative measures of performance as stock price, revenue, net income and earnings per share. The Committee also considers qualitative performance criteria such as the development of new business strategies and resources, improvements in customer satisfaction and cost management. During the Company's most recently completed fiscal year, the Company increased revenues by 71.4%, it reported net income of approximately $1.1 million and income per share of $.03. Based upon an employment agreement with Michael O'Reilly, a bonus of approximately $40,000 was accrued which was based upon 2.5% of pretax income, as defined. Bonuses would be considered for executives for exemplary performance of their duties that is deemed to bring a significant benefit to the Company.

The Committee believes that it competes for executives not only with the companies comprising the Peer Group Index described below under the heading "Performance Graph" but also with numerous other companies in the emergency response and environmental remediation industries that are actively seeking executives having the same type of skills and experience as the Company's executives. The Committee has not made a statistical analysis of the compensation practices of these competitors, but tries to keep itself generally informed of such practices. The Committee believes that, notwithstanding the variety of compensation packages offered by these competitors which make objective comparisons difficult, the compensation paid by the Company to its executive officers and other key employees is above average, reflecting the Company's relative size and desire to retain its current employees.

The Committee also considers other subjective factors bearing on the appropriate compensation for each of its executive officers and other key employees, such as the length of an employee's service with the Company, which the Committee believes enhances the value of the employee to the Company. The Committee takes note of the individual initiative demonstrated by such officers and employees in the development and implementation of the Company's business plan. Where appropriate, the Committee will consider the performance of specific divisions or departments of the Company for which the employee has direct supervisory responsibility.

When the Company identifies a talented executive, it seeks to secure his or her employment for a long term. For this reason, the Company has entered into an employment agreement with its chief executive officer which provides for a specified base salary. The existence of this employment agreement establishes certain minimum salary and benefit levels for the covered employee during the term of such employee's agreement which may not be reduced by the Committee. The Committee is able, however, to apply its compensation philosophy at the time each such employment agreement is negotiated or renewed and in determining what, if any, additional compensation, including bonuses or issuances of stock or stock options, is appropriate beyond the minimums established by each employment agreement.

The particular components of executive compensation employed by the Company are discussed in greater detail below.

Salaries

Base salaries for the Company's executive officers and other key employees are determined initially by evaluating the responsibilities of the position held and the experience of the individual in light of the Committee's compensation philosophy discussed above. No specific formula is applied in setting an employee's base salary, either with respect to the total amount of such base salary or the relative value such base salary should bear to the employee's total compensation package. The Committee believes that the base salaries paid by the Company should be maintained at levels at least competitive with those offered by companies with which the Company competes for executive talent in order to attract and retain executive officers and other key employees of the caliber that the Company desires.

The base salaries for the Company's executive officers and other key employees may be reflected in the employment agreements negotiated by the Company with each such employee and, to that extent, are accordingly subject to formal review only at the time each such contract is entered into or renewed. The terms of the one existing employment agreement with the Company's President and Chief Executive Officer is described in greater detail above under the heading "Employment Agreement." The base salaries for the Company's executive officers and other key employees who are not subject to employment agreements generally are evaluated annually. In evaluating the terms of employment agreements, the Committee considers each of the factors described above, without assigning any specific weight to such factors.

Stock Option Plans

To promote the long-term objectives of the Company and encourage growth in stockholder value, options are granted to key executives who are in a position to make a substantial contribution to the long-term success of the Company. We believe that the executive officers should benefit together with stockholders as the Company's stock increases in value. Stock options focus the executives' efforts on managing the Company from the perspective of an owner with an equity stake in the business. Because the Company views stock option grants as a part of the executive officer's total annual compensation package, the amount of stock options outstanding at the time of a new grant or granted in prior years does not serve to increase or decrease the size of the new grant.

In the fiscal year ended April 30, 2001, 100,000 stock options were awarded to Joseph Murphy. The Committee's philosophy is that stock options should be awarded to executive officers of the Company to promote long-term interests between such individuals and the Company's stockholders and to assist in the retention of such individuals.

As with the other components of executive compensation, the Committee does not apply any fixed formula to determine the appropriate number of options to grant to an executive but rather relies on its subjective judgment in applying the compensation philosophy described above. In order to avoid any adverse effect of the Company's earnings or cash flow, the Committee has favored the granting of stock options over cash bonuses as a means of rewarding the Company's executive officers and other key employees.

Compensation of Chief Executive Officer

The Committee applies the same factors in considering Michael O'Reilly's compensation that it applies to the Company's other executive officers and key employees. Mr. O'Reilly's five-year employment agreement establishes his annual minimum base salary. The Committee may reduce this base salary only at the time a new agreement is negotiated. Mr. O'Reilly's base salary was set at $260,000 pursuant to an amendment made in 1999 to his employment agreement. During the last year, Mr. O'Reilly's efforts contributed to the Company's 71.4% increase in revenues to $22.0 million, the achievement of profit of approximately $1.1 million and the increase in income per share to $.03.

        Compensation Committee

        Samuel Sadove
        Anthony Towell

Performance Graph
-----------------

The following Performance Graph compares the total cumulative return (assuming dividends were to be reinvested) on the Company's Common Stock during the five fiscal years ended April 30, 2001, with the cumulative return on the Nasdaq Market Index and a Peer Group Index, assuming investment of $100 in the Company's Common Stock, the Nasdaq Market Index and the Peer Group Index at May 1, 1996. The Peer Group consists of a representative group of companies whose common stock has been publicly traded during the five years ended April 30, 2001, and each of which, like the Company, engages in providing emergency response, environmental remediation services or waste removal.

The Performance Graph below is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of the future stock performance. The Performance Graph in no way reflects the Company's forecast of future stock price performance.

               Comparison of 5-Year Cumulative Total Return Among
 Windswept Environmental Group, Inc., NASDAQ Market Index and Peer Group Index
 -----------------------------------------------------------------------------

                                 ------------------------------Fiscal Year Ending---------------------------
Company/Index/Market             4/30/1996    4/30/1997     4/30/1998    4/30/1999    4/28/2000    4/30/2001

Windswept Enviornmental Group       100.00        98.08         55.77       30.77         15.38        23.38

Refuse Systems                      100.00        99.51        124.31      106.58         35.55        54.46

NASDAQ Market Index                 100.00       106.59        158.32      209.07        324.85       181.39

                      Assumes $100 invested on May 1, 1996
                          Assumes dividend reinvested
                       Fiscal Year Ending April 30, 2001

Indemnification
---------------

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of July 13, 2001, certain information concerning the beneficial ownership of each class of the Company's voting stock by (i) each beneficial owner of 5% or more of the Company's voting stock, based on reports filed with the Securities and Exchange Commission and certain other information; (ii) each of the Company's executive officers and directors and
(iii) all of the Company's executive officers and directors as a group:

                                                                     Class
                          ----------------------------------------------------------------------------------------------------
                                   Common Stock                 Series A Preferred                  Series B Preferred
                          -------------------------------  ---------------------------------- --------------------------------
                                Amount and Nature                Amount and Nature                   Amount and Nature
                           of Beneficial Ownership (1)      of Beneficial Ownership (1)         of Beneficial Ownership (1)
                          -------------------------------  ---------------------------------- --------------------------------
       Name of              Number of Shares   Percent of    Number of Shares    Percent of     Number of Shares   Percent of
  Beneficial Owner         Beneficially Owned    Class       Beneficially Owned     Class      Beneficially Owned     Class
----------------------    ----------------------------------------------------------------------------------------------------
Spotless Group Limited (2)     60,222,459 (3)     78.8%                -             -                  9,346         100%
Michael O'Reilly       (4)      4,418,905 (5)     10.3%                -             -             -                 -
Samuel Sadove          (4)        561,000 (6)      1.4%                -             -             -                 -
Anthony Towell         (4)      1,958,492 (7)      4.8%                -             -             -                 -
Brian S. Blythe        (8)      -         (9)     -                    -             -             -                 -
John J. Bongiorno      (8)      -        (10)     -                    -             -             -                 -
Ronald B.Evans         (8)      -        (11)     -                    -             -             -                 -
Charles L. Kelly, Jr.  (8)      -        (12)     -                    -             -             -                 -
Peter A. Wilson        (8)      -        (13)     -                    -             -             -                 -
Dr. Kevin Phillips    (14)      1,400,839(15)      3.5%             650,000        50.0%           -                 -
Gary Molnar           (14)      1,000,839(16)      2.6%             650,000        50.0%           -                 -
Joseph Murphy          (4)        100,000(17)     *                    -             -             -                 -
All directors and
executive officers
as a group
(10 individuals)      (18)      8,439,236(18)     18.2%             650,000        50.0%           -                 -

         * Less than 1 percent

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after July 13, 2001 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

(3) Includes 22,284,683 shares of Common Stock sold to Acquisition Corp. pursuant to the Subscription Agreement, 9,346,000 shares of Common Stock issuable upon conversion of the 9,346 shares of Series B Preferred held by Acquisition Corp., 25,304,352 shares of Common Stock issuable upon conversion of the outstanding principal of the Note and 3,287,424 shares of Common Stock issuable upon conversion of the accrued and unpaid interest related to the Note. Spotless Group, Spotless and Acquisition Corp. may be deemed to share the voting and investment power over all of these shares.

(4) The address for this person is c/o Windswept Environmental Group, Inc., 100 Sweeneydale Ave., Bay Shore, New York 11706.

(5) Includes 177,333 shares of Common Stock directly held by Mr. O'Reilly and options under which he may purchase 4,241,572 shares of Common Stock. Does not include 11,000 shares of Common Stock directly held by JoAnn O'Reilly, the wife of Mr. O'Reilly, options under which she may purchase 300,000 shares of Common Stock, as to each of which Mr. O'Reilly disclaims beneficial ownership, and the shares of Common Stock issuable upon conversion of the Closing Date Option and the Conversion Date Option that are not exercisable within 60 days.

(6) Includes 11,000 shares of Common Stock directly by held by Mr. Sadove and options under which he may purchase 550,000 shares of Common Stock.

(7) Includes 24,533 shares of Common Stock directly held by Mr. Towell, 9,066 shares of Common Stock held jointly by Mr. Towell and his wife, Jacqueline Towell, options under which he may purchase 750,000 shares of Common Stock, 666,667 shares of Common Stock issuable upon conversion of the outstanding principal of a $100,000 demand convertible note directly held by Mr. Towell and 508,227 shares of Common Stock issuable upon conversion of accrued and unpaid interest on the convertible note.

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

(14) The address for each of Dr. Phillips and Mr. Molnar is c/o FPM Group Ltd., 909 Marconi Avenue, Ronkonkoma, New York 11779.

(15) Includes 245,839 shares of Common Stock directly held by Dr. Phillips, options under which he may purchase 505,000 shares of Common Stock and 650,000 shares of Common Stock issuable upon conversion of 650,000 shares of Series A Preferred directly held by Dr. Phillips.



(16) Includes 235,839 shares of Common Stock directly held by Mr. Molnar, options under which he may purchase 115,000 shares of Common Stock and 650,000 shares of Common Stock issuable upon conversion of 650,000 shares of Series A Preferred directly held by Mr. Molnar.

(17) Includes options under which Mr. Murphy may purchase 100,000 shares of Common Stock.

(18) Includes options under which members of the group may purchase an aggregate of 6,146,572 shares of Common Stock, 666,667 shares of Common Stock issuable upon conversion of a demand convertible note held by a member of the group, 508,227 shares of Common Stock issuable upon conversion of accrued interest related to the convertible note and 650,000 shares of Common Stock issuable upon conversion of 650,000 shares of Series A Preferred directly held by a member of the group. Does not include (a) any shares of Common Stock issuable upon exercise of the Closing Date Option or the Conversion Date Option that are not exercisable within 60 days and (b) shares of Common Stock directly held by JoAnn O'Reilly and the options under which JoAnn O'Reilly may purchase shares of Common Stock, as to each of which Michael O'Reilly disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

During fiscal 2001, the Company borrowed $450,000 from Spotless for working capital requirements and an additional $1,000,000 from Spotless for working capital requirements related to a large mold remediation project. The Company repaid this $1,000,000 plus interest to Spotless in fiscal 2001. There was a balance of $950,000 in loans from Spotless outstanding as of April 30, 2001 (including an outstanding $500,000 loan from fiscal 2000). In June 2001, the Company borrowed an additional $250,000 from Spotless for working capital requirements. All borrowings bear interest at LIBOR plus 1 percent. As of April 30, 2001, interest of $18,156 was accrued on these borrowings.

In fiscal 2001, the Company accrued approximately $40,000 for a bonus due to Mr. O'Reilly, the Company's President and Chief Executive Officer as provided for in his Employment Agreement (see Item 11- "Executive Compensation"). Such bonus was subsequently paid in May 2001.

At April 30, 2001, Anthony Towell, a director of the Company, directly held a $100,000 convertible promissory note from the Company providing for, at the option of Mr. Towell, the conversion of the principal and accrued and unpaid interest at the rate of $.15 per share of Common Stock. As of April 30, 2001, the Company has included $72,017 of unpaid interest in accrued expenses.

On December 16, 1998, the Company entered into an operating lease arrangement with Mr. O'Reilly. Under the arrangement, the Company leases a forty-two foot fully equipped custom Topaz boat for a period of two years for annual rental payments of approximately $60,000. The leasing arrangement was necessitated by a Marine Assistance Contract entered into with Keyspan Energy Corporation covering the period January 1, 1999 through December 31, 2000. The arrangement provides the Company with its largest floating vessel capable of handling specialty equipment and facilitating an offshore support crew. The lease carries a one-year renewal option which was exercised on January 1, 2001 through December 31, 2001. The Company is responsible for all taxes, insurance and reports.

At April 30, 2001, Dr. Kevin Phillips, a director of the Company, directly held 650,000 shares of Series A Preferred. The Series A Preferred is convertible into Common Stock at the rate of one share of Common Stock for every one share of Series A Preferred. In fiscal 2001, no dividends or interest were paid.

The Company is required to pay quarterly dividends on its Series A Preferred Stock. Such dividends accrue from the initial date of issuance of the Series A Preferred Stock, are cumulative, and, if not paid when due, bear interest on the unpaid amount of the past due dividends at the prime rate published in The Wall Street Journal on the date the dividend was payable, plus 3%. The Company believes, however, that in fiscal 2001 it was legally prohibited from paying dividends on its capital stock due to the provisions of Section 170 of the Delaware Law, which require a company to pay dividends on its capital stock only out of its capital surplus or net profits in one of the two last years. If the Company fails to make four consecutive quarterly dividend payments on the Series A Preferred Stock, the majority in interest of the holders of the Series A Preferred Stock, which includes Dr.Phillips, have the right to elect an additional director to the Company's Board of Directors, to serve until such accrued and unpaid dividends have been paid in full. The Company did not pay the fourth, fifth, sixth and seventh consecutive quarterly dividend payment to the holders of the Series A Preferred Stock (the seventh being due on June 15, 2001). The holders of the

Series A Preferred Stock have not exercised their right to elect an additional director.

Dr. Samuel Sadove, a director of the Company, performs consulting services for the Company. The Company paid Dr. Sadove $40,777 for such services in fiscal 2001.

The Company believes that all transactions entered into by the Company with its officers, directors and principal stockholders have been on terms no less favorable to the Company than those available from unrelated third parties. See
Item 11-"Executive Compensation."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)      Set forth below are all exhibits to this Annual Report on Form 10-K.

3.01 Composite of Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed with the SEC on March 19, 2001).

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

4.02 Specimen Series B Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12,
         1999).

10.01    Form of Convertible Note Agreement. (Incorporated by reference to
         Exhibit 4.04 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29,
         1997).

10.02 Convertible Demand Note, dated October 15, 1996, between Trade-Winds Environmental Restoration, Inc. and Anthony P. Towell, together with related agreements.

10.03 Option Certificate for 2,000,000 stock options issued to Michael O'Reilly. (Incorporated by reference to Exhibit 4.05 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29, 1997).

10.04 1997 Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-22491) filed with the SEC on February 27, 1997).

10.05 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-61905) filed with the SEC on August 20, 1998).

10.06 Loan and Security Agreement dated June 1, 1998 between Business Alliance Capital Corporation and the Company and Subsidiaries. (Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.07 Individual Guaranty of Michael O'Reilly to Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.08 Revolving Credit Master Promissory Note for $1,850,000 between the Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.09 Term Loan for $595,000 between the Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.10 Origination Fee Amendment dated August 1, 1998 between the Company and Business Alliance Capital Corporation. (Incorporated by reference to
         Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13,
         1998).

10.11 Loan Agreement dated September 16, 1999 between Spotless Enterprises Inc. and the Company (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000, filed with the SEC on August 14, 2000).

10.12 Subscription Agreement dated October 29, 1999 between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.1 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.13 Convertible Promissory Note dated October 29, 1999 issued by the Company to Spotless Plastics (USA), Inc. (Incorporated by reference to
         Exhibit 10.2 of the Company's Current Report on Form 8-K (Date of
         Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.14 Form of Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Remediation, Inc., North Atlantic Laboratories, Inc. and New York Testing, Inc. and Spotless Plastics
         (USA), Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (Date of Report: October 29,
         1999) filed with the SEC on November 12, 1999).

10.15 Amended and Restated Employment Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (Date of
         Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.16 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.17 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.18 Letter Agreement dated October 29, 1999 between Michael O'Reilly and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.7 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.19 Agreement, dated as of November 3, 2000, by and between Turner Construction Company and Trade-Winds Environmental Restoration Inc., as amended (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.20 Loan Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.21 Line of Credit Note, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.22 Security Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.23 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed with the SEC on March 19, 2001).

16.1 Letter dated December 7, 1999 from BDO Seidman LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16 of the Company's Current Report on Form 8-K (Date of Report: December 1,
         1999) filed with the SEC on December 8, 1999).

21.01    Subsidiaries of the Company.

23.01    Consent of Deloitte & Touche LLP.

23.02    Consent of BDO Seidman LLP.

(b) There were no reports on Form 8-K filed during the last quarter of the fiscal year ended April 30, 2001.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                                TABLE OF CONTENTS

                                                                          Page
                                                                        --------
Independent Auditors' Reports                                           36 to 37

Consolidated Balance Sheets as of April 30, 2001 and 2000                     38

Consolidated Statements of Operations for the fiscal years
   ended April 30, 2001, 2000 and 1999                                        39

Consolidated Statements of Stockholders' Deficiency for the
   fiscal years ended April 30, 2001, 2000 and 1999                           40

Consolidated Statements of Cash Flows for the fiscal years
   ended April 30, 2001, 2000 and 1999                                        41

Notes to Consolidated Financial Statements                              42 to 56

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.


We have audited the accompanying consolidated balance sheets of Windswept Environmental Group, Inc. and Subsidiaries (the "Company") as of April 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Windswept Environmental Group, Inc. and Subsidiaries at April 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a stockholders' deficit and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche, LLP
Deloitte & Touche, LLP
Jericho, New York
July 24, 2001

               Report of Independent Certified Public Accountants
               --------------------------------------------------

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


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Melville, New York
August 11, 1999

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       April 30,      April 30,
                                                                                        2001            2000
                                                                                     ------------   ------------
ASSETS:

CURRENT ASSETS:
   Cash                                                                              $    616,088    $    816,560
   Accounts receivable, net of allowance for doubtful accounts of $381,457
      and $266,042, respectively                                                        5,471,336       3,422,469
   Inventories                                                                            139,816         168,151
   Costs and estimated earnings in excess of billings on uncompleted contracts            892,544         150,829
   Prepaid expenses and other current assets                                              136,233         135,384
                                                                                     ------------    ------------
      Total current assets                                                              7,256,017       4,693,393

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
   $4,410,428 and $3,657,682, respectively (Note 4)                                     1,344,599       1,749,928

GOODWILL, net of accumulated amortization of $64,892 and $55,387, respectively
   (Note 1)                                                                                57,171          66,639

OTHER ASSETS (Notes 1 and 8)                                                              148,611         189,244
                                                                                     ------------    ------------

TOTAL                                                                                $  8,806,398    $  6,699,204
                                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable                                                                  $  1,159,443    $  1,536,485
   Accrued expenses (Notes 5 and 16)                                                    1,866,934       1,451,897
   Short-term notes payable (Notes 3 and 16)                                              950,000         500,000
   Billings in excess of cost and estimated earnings on uncompleted contracts             426,611         302,854
   Accrued payroll and related fringe benefits                                            478,826         475,931
   Sales tax payable                                                                       93,011         269,518
   Current portion of convertible notes (Note 8)                                          680,000               -
   Current portion of long-term debt (Note 7)                                              68,691         136,153
   Obligations of unconsolidated subsidiary, net (Note 6)                                 210,007         210,007
   Income taxes payable (Note 11)                                                         731,362         194,684
   Other current liabilities                                                               38,282          89,483
                                                                                     ------------    ------------
      Total current liabilities                                                         6,703,167       5,167,012
                                                                                     ------------    ------------

LONG-TERM DEBT, NET OF CURRENT PORTION (Note 7)                                            26,837          95,005
                                                                                     ------------    ------------

CONVERTIBLE NOTES (Notes 2, 8 and 16)                                                   2,100,000       2,780,000
                                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 13 and 16)

REDEEMABLE COMMON STOCK (Note 10)                                                         430,247         102,167
                                                                                     ------------    ------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares authorized; 1,300,000 shares outstanding at April 30, 2001 and April 30,
  2000 (Notes 9 and 16)                                                                 1,300,000       1,300,000
                                                                                     ------------    ------------

STOCKHOLDERS' DEFICIT:
Series B preferred stock - $.01 par value; 50,000 shares authorized; 9,346
   shares outstanding at April 30, 2001 and April 30, 2000 (Notes 2 and 16)                    93              93
Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0
   shares outstanding                                                                           -               -
Common stock, $.0001 par value; 100,000,000 shares authorized; 38,481,254 and
   38,456,254 shares outstanding at April 30, 2001 and April 30, 2000,
   respectively (Notes 2 and 14)                                                            3,848           3,846
Additional paid-in capital                                                             31,730,198      31,804,950
Accumulated deficit                                                                   (33,487,992)    (34,553,869)
                                                                                     ------------    ------------
      Total stockholders' deficit                                                      (1,753,853)     (2,744,980)
                                                                                     ------------    ------------

TOTAL                                                                                $  8,806,398    $  6,699,204
                                                                                     ============    ============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE FISCAL YEARS ENDED APRIL 30

                                                                                 2001             2000              1999
                                                                             --------------   --------------   --------------

Revenues                                                                      $ 22,022,766     $ 12,845,165     $ 13,926,812

Cost of revenues                                                                15,336,191       10,179,948       10,930,054
                                                                              ------------     ------------     ------------

Gross profit                                                                     6,686,575        2,665,217        2,996,758
                                                                              ------------     ------------     ------------
Operating expenses:
   Selling, general and administrative expenses (Note 16)                        4,466,052        4,127,561        3,362,029
   Expense related to variable accounting treatment for officer
      options(Note 10)                                                             328,080          102,167               -
                                                                              ------------     ------------     ------------
      Total operating expenses                                                   4,794,132        4,229,728        3,362,029
                                                                              ------------     ------------     ------------

Income (loss) from operations                                                    1,892,443       (1,564,511)        (365,271)
                                                                              ------------     ------------     ------------
Other expense (income):
   Interest expense (Notes 7, 8, 9 and 16)                                         339,015          710,973          970,269
   Other income, net (Note 12)                                                     (58,449)        (118,487)         (28,064)
                                                                              ------------     ------------     ------------
      Total other expense                                                          280,566          592,486          942,205
                                                                              ------------     ------------     ------------

Income (loss) before extraordinary item and provision for income taxes           1,611,877       (2,156,997)      (1,307,476)

Provision for income taxes (Note 11)                                               546,000                -                -
                                                                              ------------     ------------     ------------
Net income (loss) before extraordinary item                                      1,065,877       (2,156,997)      (1,307,476)

Extraordinary item - loss on extinguishment of debt                                      -          100,000                -
                                                                              ------------     ------------     ------------
Net income (loss)                                                                1,065,877       (2,256,997)      (1,307,476)

Dividends on Series A Redeemable Convertible Preferred Stock (Note 9)               78,000           78,000           78,000
                                                                              ------------     ------------     ------------
Net income (loss) attributable to common shareholders                         $    987,877     $ (2,334,997)    $ (1,385,476)
                                                                              ============     ============     ============
Basic and diluted net income (loss) per common share:
   Basic:
      Before extraordinary item                                               $        .03     $       (.09)    $       (.11)
      Extraordinary item                                                                 -                -                -
         Basic net income (loss) per common share                             $        .03     $       (.09)    $       (.11)
                                                                              ============     ============     ============

   Diluted:
      Before extraordinary item                                               $        .01     $       (.09)    $       (.11)
      Extraordinary item                                                                 -                -                -
                                                                              ------------     ------------     ------------
         Diluted net income (loss) per common share                           $        .01     $       (.09)    $       (.11)
                                                                              ============     ============     ============

Weighted average number of common shares outstanding:
   Basic                                                                        38,459,953       26,927,083       13,064,314
                                                                              ============     ============     ============
   Diluted                                                                      76,244,295       26,927,083       13,064,314
                                                                              ============     ============     ============

See notes to consolidated financial statements

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
            FOR THE FISCAL YEARS ENDED APRIL 30, 2001, 2000 AND 1999

                                     Preferred           Common Stock
                                     ---------           ------------
                                   Number                                   Additional
                                     of     Par      Number of     Par        Paid-In    Accumulated      Deferred
                                   Shares   Value      Shares      Value      Capital      Deficit      Compensation      Total
                                   ------   -----      ------      -----      -------      -------      ------------      -----
Balance at May 1, 1998                  -     $ -    11,552,374    $ 1,155  $28,126,648  $(30,989,396)  $   (75,137)    $(2,936,730)

Private placements of common
  stock                                 -       -       735,000         73      129,927             -             -         130,000
Note conversion
                                        -       -        20,000          2        9,998             -             -          10,000
Issuance of common stock for
  services                              -       -     1,284,528        129      466,623             -             -         466,752
Issuance of common stock to
  settle legal obligations              -       -        38,874          4       13,420             -             -          13,424
Issuance of common stock and
  options for employee and
  director compensation                 -       -       258,333         26      178,374             -             -         178,400
Amortization of deferred
  compensation                          -       -             -          -            -             -        75,137          75,137
Dividends on preferred stock            -       -             -          -      (78,000)            -             -         (78,000)
Issuance of common stock and
  options for accrued preferred
  stock dividends and related
  interest                              -       -       245,964         25      101,211             -             -         101,236
Net loss                                -       -             -          -            -    (1,307,476)            -      (1,307,476)
                                    -----   -----    ----------    -------  -----------  ------------   -----------     -----------
Balance at April 30, 1999               -       -    14,135,073      1,414   28,948,201   (32,296,872)            -      (3,347,257)

Private placements of common and
   preferred stock                  9,346      93    23,167,017      2,317    2,639,940             -             -       2,642,350
Exercise of stock options               -       -        20,000          2        7,498             -             -           7,500
Issuance of common stock for
  services                              -       -       863,450         86      201,723             -             -         201,809
Issuance of common stock and
  stock options for director
  compensation                          -       -        25,000          3        5,076             -             -           5,079
Issuance of common stock for
  accrued preferred stock
  dividends and related interest        -       -       225,714         22       70,514             -             -          70,536
Note conversion                         -       -        20,000          2        9,998             -             -          10,000
Dividends on preferred stock            -       -             -          -      (78,000)            -             -         (78,000)
Net loss and comprehensive loss         -       -             -          -            -    (2,256,997)            -      (2,256,997)
                                    -----   -----    ----------    -------  -----------  ------------   -----------     -----------
Balance at April 30, 2000           9,346      93    38,456,254      3,846   31,804,950   (34,553,869)            -      (2,744,980)

Exercise of stock options               -       -        25,000          2        3,248             -             -           3,250
Dividends on preferred stock            -       -             -          -      (78,000)            -             -         (78,000)
Net income and comprehensive            -       -             -          -            -     1,065,877             -       1,065,877
                                    -----   -----    ----------    -------  -----------  ------------   -----------     -----------
Balance at April 30, 2001           9,346   $  93    38,481,254    $ 3,848  $31,730,198  $(33,487,992)  $         -     $(1,753,853)
                                    =====   =====    ==========    =======  ===========  =============  ===========     ============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE FISCAL YEARS ENDED APRIL 30, 2001, 2000 AND 1999

                                                                                 2001             2000              1999
                                                                             --------------   --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $ 1,065,877      $ (2,256,997)      (1,307,476)
   Adjustments to reconcile net income (loss) to net cash
        (used in) provided by operating activities:
      Depreciation and amortization                                               796,526           868,412          929,633
      Provision for doubtful accounts                                             115,415           208,342          (66,858)
      Issuance of common stock and stock options for director
        compensation                                                                    -             5,079          178,400
      Compensation related to officer options and redeemable common
        stock                                                                     328,080           102,167                -
      Issuance of common stock for dividends and related interest
        on redeemable preferred stock                                                   -            70,536          101,236
      Issuance of common stock and stock options for services                           -           201,809          480,176
      Obligations of unconsolidated subsidiary                                          -            13,895                -
   Changes in operating assets and liabilities:
      Accounts receivable                                                      (2,164,282)       (1,339,313)         335,177
      Due from officer                                                                  -           100,000                -
      Inventories                                                                  28,335           (38,531)          31,646
      Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                    (741,715)            6,171         (101,648)
      Prepaid and other current assets                                               (849)           49,392          (29,605)
      Other assets                                                                 40,633            84,190            5,118
      Accounts payable and accrued expenses                                       (40,006)         (425,325)         137,963
      Payroll and sales tax payable                                              (173,612)          (10,309)         (52,394)
      Income taxes payable                                                        536,678           191,439                -
      Other current liabilities                                                   (51,201)           36,756                -
      Billings in excess of costs and estimated earnings in
        uncompleted contracts                                                     123,757            76,854          (40,000)
                                                                             -------------     -------------    -------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (136,364)       (2,055,433)         601,368
                                                                             -------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                                     (381,729)         (275,417)        (379,367)
   Loans to officer                                                                     -                 -         (100,000)
   Collection of notes receivable                                                       -           152,895           73,029
                                                                             -------------     -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                            (381,729)         (122,522)        (406,338)
                                                                             -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments to factor, net                                                              -                 -       (1,505,968)
   Proceeds of long-term debt                                                           -            79,704        1,123,199
   Principal payments of long-term debt                                          (135,629)       (1,080,780)      (1,110,936)
   (Repayment) proceeds from revolving bank line, net                                   -        (1,200,596)       1,200,596
   Proceeds from private placements of stock                                            -         2,642,351          130,000
   Proceeds from loans payable                                                    450,000           500,000                -
   Proceeds from notes due affiliate                                                    -         2,000,000                -
   Dividends paid on redeemable preferred stock                                         -                 -          (19,500)
   Proceeds from exercise of stock options                                          3,250             7,500                -
                                                                             -------------     -------------    -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               317,621         2,948,179         (182,609)
                                                                             -------------     -------------    -------------

NET (DECREASE) INCREASE IN CASH                                                  (200,472)          770,224           12,421

CASH - BEGINNING OF PERIOD                                                        816,560            46,336           33,915

                                                                             -------------     -------------    -------------
CASH - END OF PERIOD                                                         $    616,088      $    816,560     $     46,336
                                                                             =============     =============    =============

Cash paid during the period for :
Interest                                                                     $    138,125      $    752,424     $    937,830
                                                                             =============     =============    =============
Taxes                                                                        $     20,494      $          -     $          -
                                                                             =============     =============    =============

Non cash financing activities:
Issuance of redeemable preferred stock dividend                              $     78,000      $     78,000     $     78,000
                                                                             =============     =============    =============
Conversion of 10% note to 20,000 shares of common stock                      $          -      $     10,000     $     10,000
                                                                             =============     =============    =============

See notes to consolidated financial statements

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE FISCAL YEARS ENDED APRIL 30, 2001, 2000 AND 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Windswept Environmental Group, Inc. and its subsidiaries (the "Company") provides a broad range of environmental services through vertically integrated businesses in the areas of hazardous waste remediation, asbestos removal, mold removal, lead clean-up, emergency spill response and laboratory testing and training. In providing a turnkey environmental solution, the Company also provides demolition, renovation and other general construction services. The Company provides these services to a diversified customer base located primarily in the Northeastern United States.

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

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

         REVENUE RECOGNITION

         Revenue derived from services provided to customers over periods of less than one month is recognized at the completion of the related contracts.

         Revenue from firm fixed price contracts that extend over periods of one month or more is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, the effect of contract penalty provisions and final contract settlements may result in revisions to estimates of costs and income and are recognized in the period in which the revisions are determined.

         Revenues from time and material contracts that extend over a period of more than one month are recognized as services are performed.

         INVENTORIES

         Inventories consist of materials and supplies utilized on the Company's remediation projects and are recorded at the lower of cost (first-in, first-out) or market.

         PROPERTY AND EQUIPMENT

         Property and equipment, consisting of machinery and equipment, office furniture and equipment, trucks and vehicles, and leasehold improvements, are stated at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. The estimated useful lives of the related assets are generally three to ten years.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company establishes an allowance for accounts receivable based upon factors such as the credit risk of specific customers, historical trends and other information.

         The activity within the allowance for doubtful accounts for the fiscal years ended April 30, 2001, 2000 and 1999 is as follows:

                                                               Fiscal Year Ended
                                               ---------------------------------------------------
                                                 April 30,          April 30,         April 30,
                                                   2001               2000              1999
                                               --------------      ------------     --------------

        Allowance for Doubtful Accounts:
        Balance, beginning of period             $ 266,042         $ 100,000          $ 280,000
        Charged to costs and expenses              295,858           166,253            (58,860)
        Deductions                                (217,320)             (211)          (144,665)
        Recoveries                                  36,877                 -             23,525
                                                 ----------        ----------         ----------
        Balance, end of period                   $ 381,457         $ 266,042          $ 100,000
                                                 ==========        ==========         ==========

         GOODWILL

         The excess of the purchase price and related acquisition costs over the fair market value of the net assets of the business acquired is amortized on a straight line basis over ten years. Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. There was no impairment of long-lived assets in fiscal 2001, 2000 or 1999. Goodwill amortization charged against earnings was $9,468, $9,393 and $9,468 in fiscal 2001, 2000 and 1999, respectively.

         INCOME (LOSS) PER SHARE

         The basic net income (loss) per share is computed using weighted average number of common shares outstanding for the applicable period. The diluted net income (loss) per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts of including equivalents would be anti-dilutive.

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

         DEBT ISSUANCE COSTS

         The costs related to the issuance of the convertible notes (See Notes 2 and 8) totaling $203,168, have been capitalized and are included in other assets. Debt issue costs are amortized using the straight-line method over the term of the related debt. Amortization of debt issuance costs was $40,634, $41,825 and $30,588 during the fiscal 2001, 2000 and
         1999, respectively.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of April 30, 2001, the carrying value of cash, accounts receivable, accounts payable, loans payable and current maturities of long-term debt approximated fair value because of their short maturity. Based on a closing market price of the Company's common stock of $.19 at April 30, 2001, and the conversion provisions of the underlying instruments, the fair value of the Convertible Notes was $5,842,577 and the fair value of the Series A Redeemable Preferred Stock was $247,000. The Company believes that an undetermined discount for lack of liquidity would be appropriate due to the large amount of stock that would be issuable upon conversion. The fair value of fixed-rate long-term debt, which approximates the carrying value on the financial statements, is estimated using discounted cash flow analysis based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. The adoption of SFAS No. 133 is not expected to have a significant impact on the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis.
         The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment loses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

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

         On October 29, 1999, the Company entered into a subscription agreement with Spotless Plastics (USA), Inc. ("Spotless"), a Delaware corporation, pursuant to which the Company sold to Windswept Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and a wholly-owned subsidiary of Spotless, 22,284,683 shares (the "Acquisition Corp. Common Shares") of Common Stock, and 9,346 shares of Series B Preferred, for an aggregate subscription price of $2,500,000 or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred. As of April 30, 2001, the Acquisition Corp. Common Shares represented approximately 58% of the outstanding Common Stock and the Acquisition Corp. Common Shares and Series B Preferred shares collectively represented approximately 66% of the voting power of the outstanding securities of the Company.

         In addition, the Company and Trade-Winds Environmental Restoration, Inc. ("Trade-Winds"), North Atlantic Laboratories, Inc. ("NAL") and New York Testing Laboratories, Inc. ("NYTL"), each of which is a wholly-owned subsidiary of the Company, as joint and several obligors (collectively, the "Obligors"), borrowed $2,000,000 from Spotless. This borrowing is evidenced by a secured convertible promissory note, dated October 29, 1999 (the "Note"). Outstanding principal under the Note bears interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus an additional 1% and is payable monthly. The Note matures on October 29, 2004, unless Spotless elects to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under the Note is convertible, at the option of Spotless, in whole or in part, at any time, into shares of Common Stock at the rate of one share of Common Stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals have not been obtained at the time of conversion, into shares of Series B Preferred at the rate of one share of Series B Preferred for every $79.04 of principal and accrued interest so converted). In connection with the Note, each of the Obligors granted to Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999.

         As a result of the conversion features of the Series B Preferred and the Note, as of April 30, 2001, if Acquisition Corp. were to convert its Series B Preferred shares into Common Stock and Spotless were to convert all of the outstanding $2 million principal amount and $208,671 accrued and unpaid interest under the Note into Common Stock, Acquisition Corp. and Spotless would collectively own 59,575,103 shares, or approximately 79%, of the then issued and outstanding shares of Common Stock.

         See Note 16 for information regarding related party transactions.

3.       LIQUIDITY AND BUSINESS RISKS

         As of April 30, 2001, 2000 and 1999, the Company had a stockholders' deficit of $1,753,853, $2,744,980 and $3,347,257, respectively, and an accumulated deficit of $33,487,992, $34,553,869 and $32,296,872, respectively. The Company has financed its operations to date primarily through issuance of debt and equity securities. As of April 30, 2001, 2000 and 1999, the Company had $616,088, $816,560 and $46,336 in cash.
         As of April 30, 2001, the Company had working capital of $552,850. As of April 30, 2000 and

         1999, the Company had a working capital deficit of $473,619 and $3,741,523, respectively. In addition, as of April 30, 2001, the Company was in arrears with respect to preferred stock dividends plus interest of approximately $137,000. The Company also has $680,000 of convertible notes that will be due in full on March 15, 2002. In the opinion of management, the Company will have sufficient working capital to fund current operations and repay the convertible notes and any related accrued interest on March 15, 2002, however, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash which may result in the Company not making payment on the convertible notes when they become due on March 15, 2002. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless to satisfy the convertible notes when they become due, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

         While the Company's working capital has improved during fiscal 2001, primarily through borrowings from Spotless and cash generated from a large mold remediation project, the above factors raise substantial doubt as to the Company's ability to continue as a going concern. As indicated in the report of the Company's Independent Auditors, the Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         During fiscal 2001, in order to address cash flow and operational concerns, the Company borrowed and repaid an additional $1,000,000 from Spotless. In fiscal 2001, the Company also borrowed an additional $450,000 from Spotless on an existing short-term note payable. The increased borrowings from Spotless and the cash generated by a large mold remediation project significantly improved the Company's liquidity. However, management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. The Company currently has no credit facility for additional borrowing. Management continues to pursue additional funding sources. The Company anticipates revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company's bids will be accepted. The Company is striving to improve its gross margin and control its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to obtain environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

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

         In September 1999, the Company borrowed $100,000 from Spotless Enterprises, Inc., an affiliate of Spotless. The borrowing bore interest at a rate of 6% and was repaid with accrued interest in November 1999. In March and April 2000, the Company borrowed a total of $500,000 from Spotless for working capital requirements. During fiscal 2001, the Company borrowed $1,450,000 from Spotless for working capital requirements. The Company repaid $1,000,000 plus interest to Spotless in fiscal 2001. A balance of $950,000 in loans from Spotless was outstanding as of April 30, 2001. These borrowings bear interest at LIBOR plus 1 percent. As of April 30, 2001, interest of $18,156 was accrued on these borrowings. In June 2001, the Company borrowed an additional $250,000 from Spotless for working capital requirements.

4.       PROPERTY AND EQUIPMENT

         Property and equipment as of April 30, 2001 and 2000 consists of the following:

                                                                                  2001            2000
                                                                              -------------    ------------

         Machinery and equipment                                                $3,648,841      $3,517,111
         Office furniture and equipment                                            437,276         397,117
         Vehicles                                                                1,142,628         973,027
         Leasehold improvements                                                    526,282         520,355
                                                                              ---- -------     -----------
                                                                                 5,755,027       5,407,610
         Less: accumulated depreciation and amortization                         4,410,428       3,657,682
                                                                              -  ---------     - ---------
                                                                                $1,344,599      $1,749,928

         Depreciation and amortization expense was $787,059, $859,020 and $845,028 in fiscal 2001, 2000 and 1999, respectively.

         The Company is obligated under various leases for machinery and equipment that expire at various dates through 2002. The carrying amount of machinery and equipment under capital leases included in property and equipment was as follows as of April 30, 2001 and 2000:

                                                                                 2001             2000
                                                                              ------------     ------------

         Machinery and equipment                                                 $693,553         $693,553
         Less: accumulated depreciation                                           601,426          494,804
                                                                                 ---------        --------
                                                                                  $92,127         $198,749

5.       ACCRUED EXPENSES

         Accrued expenses at April 30, 2001 and 2000 consist of the following:

                                                                                  2001             2000
                                                                              -------------    -------------

         Workers compensation premiums and
            insurance adjustments                                               $  710,535       $  594,117
         Interest and preferred stock dividends                                    468,721          196,338
         Litigation reserves (See Note 17)                                         410,394          359,044
         Professional fees                                                         134,000          125,000
         Other                                                                     143,285          177,398
                                                                                ----------       ----------
                                                                                $1,866,934       $1,451,897
                                                                                ===========      ==========

6.       OBLIGATION OF UNCONSOLIDATED SUBSIDIARY, NET

         In January 1996, Laboratory Testing Services, Inc. ("LTS"), a wholly-owned subsidiary of the Company filed a bankruptcy petition in the United States Bankruptcy Court in the Eastern District of New York. Subsequently, this case was converted to a Chapter 7 Bankruptcy proceeding. Concurrent with the bankruptcy petition, the operations of LTS were ceased. Management believes that the Company's financial condition and results of operations will not be materially affected by this proceeding (see Note 17). The Company accrued $210,007 related to this proceeding as of April 30, 2001 and 2000.

7.       LONG TERM DEBT

         Long-term debt consists of the following:

                                                                               2001               2000
                                                                           -------------      --------------

         Notes payable related to the purchase of vehicles
          and equipment                                                        $ 40,448           $ 135,431
         Obligations under capital leases                                        55,080              95,727
                                                                               --------           ---------
                                                                                 95,528             231,158
         Less: current portion                                                   68,691             136,153
                                                                               --------           ---------
         Long term debt                                                         $26,837             $95,005
                                                                               ========           =========

         The notes payable and capital lease obligations are secured by the underlying vehicles and equipment.

         Repayments of long-term debt as of April 30, 2001 are as follows:

                 Fiscal Years Ending April 30,
             ------------------------------------
                          2002                                       $68,691
                          2003                                        26,837
                                                                     -------
                                                                     $95,528
                                                                     =======

8.       CONVERTIBLE NOTES

         On October 29, 1999, in connection with the sale of controlling interest of the Company (see Note 2), the Company and all of its subsidiaries (the "Obligors") borrowed $2,000,000 from Spotless pursuant to a secured convertible promissory note (the "Note") that bears interest at a rate equal to LIBOR plus 1 percent. The Note matures on October 29, 2004, and is convertible into either 25,304,352 shares of Common Stock or 25,305 shares of Series B Preferred. Additionally, Spotless has the right to defer the maturity date of the Note for one year. At April 30, 2001, the common shares issuable upon conversion of the Note would represent approximately 40% of the Company's issued and outstanding common shares. In connection with the Note, each of the Obligors granted Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999. Direct issuance costs of $29,512 related to the Note are capitalized and included in other assets in the accompanying consolidated balance sheet.

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

         In fiscal 1997, a director of the Company loaned the Company $100,000 and was issued a 12% convertible promissory note providing for, at the option of the note holder, the conversion of the principal and accrued and unpaid interest at the rate of $.25 per share of Common Stock. On December 31, 1997, the conversion price was adjusted to $0.15 per share of Common Stock. As of April 30, 2001, an aggregate of 1,146,780 shares of Common Stock are issuable upon conversion of the principal and accrued and unpaid interest of this convertible promissory note. The Company has included interest due of $72,017 in accrued expenses as of April 30, 2001 (see Note 16).

9.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In connection with the acquisition of NAL in February 1997, the Company issued 1,300,000 shares of redeemable convertible preferred stock ("RCPS") having a liquidation value of $1.00 per share plus accumulated dividends. The dividend rate is the greater of (i) 6%, or (ii) the inflation rate (as defined) plus 2.5%. After February 1998, the RCPS holders can convert their preferred shares to common at a ratio of one share of preferred to one share of common stock, subject to adjustment. The RCPS is redeemable by the Company commencing in February 2002.

         In March 1998, the holders of the RCPS exercised their right to elect one member to the Board and vote together with common stockholders on the election of additional Directors and all other Company matters. Each share of RCPS had ten (10) votes until February 1999 and has one
         (1) vote per share thereafter.

         Pursuant to the terms of the RCPS, the Company is prohibited, without first obtaining the approval of at least a majority of the holders of the RCPS, from (i) altering or changing the rights, preferences, privileges or restrictions of shares of RCPS, (ii) increasing the authorized number of shares or adjusting the par value of RCPS, (iii) issuing any shares of capital stock ranking senior as to dividends or rights upon liquidation or dissolution to the RCPS or (iv) issuing any common stock at a price below the conversion price, as defined, to any officer, director or 10% shareholder.

         The liquidation value of the RCPS at April 30, 2001 and 2000 was $1,435,379 and $1,349,628, respectively.

10.      REDEEMABLE COMMON STOCK

         On October 29, 1999, the Company entered into an Amended and Restated Employment Agreement (the "Employment Agreement") with Michael O'Reilly, the Company's President and Chief Executive Officer. The Employment Agreement is for a term of five years, calls for a base salary of $260,000 per year and a bonus equal to 2.5 percent of The Company's pre-tax income (as that term is defined in the Employment Agreement). Upon the termination of Mr. O'Reilly's employment by the Company (other than termination for cause, death or disability or his resignation without good reason, as defined in the Employment Agreement), Mr. O'Reilly will be entitled to sell, in a single transaction, any or all of shares of Common Stock held by him as of October 29, 1999 and all shares of Common Stock underlying options to purchase shares of Common Stock of the Company held by him as of October 29, 1999 (collectively the "O'Reilly Shares"), to the extent vested and exercisable, back to the Company (or pursuant to a letter agreement, dated October 29, 1999, between Michael O'Reilly and Spotless (the "Letter Agreement"), to Spotless to the extent that the Company's capital would be impaired by such a purchase) at a mutually agreeable price. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises.

         Similarly, pursuant to the Letter Agreement, Michael O'Reilly has the right, upon receipt of notice that Spotless and any of its affiliates has acquired a beneficial ownership of more than 75 percent of the outstanding shares of Common Stock (on a fully diluted basis), to require Spotless to purchase, in a single transaction, the O'Reilly Shares. The purchase price applicable to any such purchase shall be at a price mutually agreed upon. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. As a condition precedent to requiring the Company or Spotless, as the case may be, to repurchase the O'Reilly Shares, Michael O'Reilly must forfeit options to purchase 2,811,595 shares of Common Stock which are exercisable on or after October 29, 2006; provided, that the exercisability of such option will be accelerated if and to the extent that Spotless converts or exchanges its Note.

         The Company recorded $328,080 and $102,167 of compensation expense relating to the redeemable common stock in fiscal 2001 and 2000, respectively.

11.      INCOME TAXES

         The provision for income taxes is comprised of the following for fiscal 2001 and 2000:

                                                      2001              2000
                                                 -------------     -------------
                 Current:
                   Federal                         $ 385,000         $       -
                   State                             161,000                 -
                                                   ---------         ----------
                                                     546,000                 -
                                                   ---------         ----------

                   Deferred:
                   Federal                                 -                 -
                   State                                   -                 -
                                                   ---------         ----------
                                                           -                 -
                                                   ---------         ----------
                                                   $ 546,000         $       -
                                                   =========         ==========

         No provision for income taxes was recorded during the year ended April 30, 2000 due to net losses incurred. At April 30, 2001, the Company has net operating loss carryforwards for tax purposes of approximately $1,260,000 that expire through 2020.

         The Company's effective tax rate in fiscal 2001 and 2000 differs from the federal statutory rate as a result of the following:

                                                               2001              2000
                                                           -------------    ------------

         Statutory United States federal tax rate            34.0 %            34.0 %
         State income taxes, net of federal benefit           8.2 %             0.0 %
         Valuation allowance                                 (8.4)%           (34.0)%
         Other                                                0.1%              0.0 %
                                                            -------           -------
                                                             33.9%              0.0 %
                                                            =======           =======

         Deferred tax assets consist of the following components at April 30, 2001 and 2000:

                                                               2001             2000
                                                           -------------    --------------

         Net operating loss carryforwards                   $  428,000        $  633,000
         Reserves                                              268,000           218,000
         Deferred compensation                                 181,000            42,000
         Other, net                                            137,000           136,000
                                                            ----------        ----------
                                                             1,014,000         1,029,000
         Less: Valuation allowance                           1,014,000         1,029,000
                                                            ----------        ----------
         Net deferred tax asset                             $        -        $        -
                                                            ==========        ==========

         At April 30, 2001 and 2000, the Company has provided a full valuation allowance against the gross deferred tax asset. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be realized.

12.      OTHER INCOME

         Included in other income at April 30, 2001 and 2000 is approximately $47,000 and $100,000, respectively, of cost savings attributable to negotiations with vendors to reduce trade payables.

13.      COMMITMENTS

         Future minimum lease payments under noncancellable operating leases for office space and equipment as of April 30, 2001 are as follows:

                                   Fiscal Years Ending April 30,
                             ------------------------------------------

                             2002                                   $ 359,119
                             2003                                     336,334
                             2004                                     349,788
                             2005                                     363,779
                             2006                                     378,330
                             2007                                     393,464
                                                                    ----------
                             Total future minimum lease payments    $2,180,814
                                                                    ==========

         Total rental expense was $353,236, $358,477 and $304,961 for the fiscal years ended April 30, 2001, 2000 and 1999, respectively.

         On October 29, 1999, the Company entered into the Employment Agreement with Michael O'Reilly (see Note 10).

14.      STOCK ISSUANCES

         During the fiscal year ended April 30, 2001, the Company did not issue any shares of common or preferred stock except for the issuance of Common Stock related to the exercise of stock options.

         During the fiscal year ended April 30, 2000, the Company issued shares of common stock in the following transactions: (i) 22,284,683 shares in a private placements with Spotless (see Note 2) valued at $1,761,381,
         (ii) 882,334 shares in a private placement valued at $142,350, (iii) 25,000 shares valued at $5,079 as compensation for directors, (iv) 863,450 shares valued at $201,809 as consideration for various legal and other services, (v) 225,714 shares valued at $70,536 for accrued dividends and interest on the redeemable convertible preferred stock ,
         (vi) 20,000 shares upon the conversion of a convertible note in the principal amount of $10,000 and (vii) 20,000 shares upon the exercise of stock options with an aggregate exercise price of $7,500.

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

15.      STOCK OPTIONS

         As of April 30, 2001, 1,791,764 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 5,208,236 shares were available for future grant under the Company's three stock option plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of the grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to five years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

         The summary of the status of the Company's outstanding stock options for the fiscal years ended April 30, 2001, 2000 and 1999 is presented below:

                                                    Employees         Weighted                        Weighted
                                                       and            Average       Non-Employee      Average
                                                    Directors         Exercise        Options         Exercise
                                                     Options           Price                           Price

                                                   -------------    -------------   ------------    -------------
         Outstanding at April 30, 1998                4,068,662             $.20        318,100             $.32
         Granted                                      1,600,000             $.34         30,000             $.41
         Forfeited                                    (838,306)             $.22      (100,000)             $.50
                                                   -------------    -------------   ------------    -------------
         Outstanding at April 30, 1999                4,830,356             $.24        248,100             $.21
         Granted                                      8,467,716             $.08         -               -
         Canceled                                      (80,000)             $.38         -               -
         Forfeited                                     (64,313)             $.33         -               -
         Exercised                                     (20,000)             $.38         -               -
                                                   -------------    -------------   ------------    -------------
         Outstanding at April 30, 2000               13,133,759             $.15        248,100             $.21
         Granted                                        100,000             $.11         -               -
         Forfeited                                     (44,360)             $.36         -               -
         Exercised                                     (25,000)             $.13         -               -
                                                   -------------    -------------   ------------    -------------
         Outstanding at April 30, 2001               13,164,399             $.13        248,100             $.21
                                                   =============    =============   ============    =============

         Options exercisable at April 30, 1999        3,363,194             $.24        248,100             $.21
                                                   =============    =============   ============    =============
         Options exercisable at April 30, 2000        7,067,781             $.19        248,100             $.21
                                                   =============    =============   ============    =============
         Options exercisable at April 30, 2001        8,409,352             $.16        248,100             $.21
                                                   =============    =============   ============    =============

                                                 Weighted
                                 Number           Average
             Range of         Outstanding        Remaining        Weighted          Number          Weighted
             Exercise         at April 30,      Contractual        Average      Exercisable at       Average
              Prices              2001         Life (years)    Exercise Price    April 30,2001   Exercise Price

                   $.01         2,000,000             3.50             $.01        2,000,000             $.01
                   $.08         5,486,309             2.96             $.08          891,571             $.08
            $.11 - $.19         1,136,221             2.98             $.17        1,136,221             $.17
                   $.22         3,481,560             1.37             $.22        3,481,560             $.22
            $.31 - $.40         1,060,309             2.44             $.34          900,000             $.34

           In October 1999, in connection with the change in control of the Company, pursuant to the provisions of Mr. O'Reilly's Employment Agreement, dated November 1, 1996, his option to purchase 2,000,000 shares of common stock at $0.01 per share, previously granted, vested. In connection with the sale of controlling interest to Spotless on October 29, 1999, Mr. O'Reilly was granted an option to purchase 2,674,714 shares of Common Stock at $.07904 per share that becomes exercisable, to the extent of one third of the option grant, on each of the first, second and third anniversaries of October 29, 1999. Mr. O'Reilly was also granted an option to purchase 2,811,595 shares of Common Stock at $.07904 per share that becomes exercisable upon the earlier of (i) the conversion of the Note dated October 29, 1999 issued to Spotless (See Note 2) or (ii) October 29, 2006. The Company recognized compensation expense in the financial statements for the difference between the fair market price and the exercise price of these options in the amount of $138,000 in fiscal 2000.

           On August 18, 1998, the Company granted 850,000 non-qualified stock options to non-employee directors and officers of the Company at $0.34 per share. The options vest immediately and expire

           August 17, 2003. The Company recorded compensation expense of $80,000 in connection with the options granted to non-employee directors.

           On October 28, 1998, in connection with a payment of accrued interest on unpaid preferred stock dividends, the Company issued 30,000 options at an exercise price of $0.41 per share. These options are exercisable commencing on the date of grant and expire on October 27, 2003.

           In June 1999, the Company issued a warrant to purchase 200,000 shares of Common Stock at an exercise price of $0.20 per share in exchange for services rendered. The warrants expire in 2004.

           The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income (loss) and net income (loss) per share would be $43,635, $(2,893,722) and $(1,521,309) or $.00 , $.(12) and $.(12) in fiscal 2001, 2000 and
           1999, respectively. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal 2001, 2000 and 1999; expected volatility of 173% for 2001, 145% for 2000 and 46% for 1999, no dividend yield, and expected life of two to five years for the fiscal 2001, 2000 and 1999 options. The weighted average risk free interest rate was 5.8% for fiscal 2001, 6.0% for fiscal 2000 and 5.3% for fiscal 1999.

16.      RELATED PARTY TRANSACTIONS

         In fiscal 2000, the Company amended Michael O'Reilly's Employment Agreement (see Note 10).

         On October 29, 1999, the Company consummated an equity and refinancing transaction with Spotless (see Note 2).

         In September 1999, the Company borrowed $100,000 from Spotless Enterprises, Inc., an affiliate of Spotless. The borrowing bore interest at a rate of 6% and was repaid with accrued interest in November 1999. In March and April 2000, the Company borrowed a total of $500,000 from Spotless for working capital requirements. During fiscal 2001, the Company borrowed $1,450,000 from Spotless for working capital requirements. The Company repaid $1,000,000 plus interest to Spotless in fiscal 2001. A balance of $950,000 in loans from Spotless was outstanding as of April 30, 2001. These borrowings bear interest at LIBOR plus 1 percent. As of April 30, 2001, interest of $18,156 was accrued on these borrowings.

         In June 2001, the Company borrowed an additional $250,000 from Spotless for working capital requirements.

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

         On December 16, 1998, the Company entered into an operating lease arrangement with Michael O'Reilly. Under the arrangement, the Company leases a forty-two foot custom Topaz boat for a period of two years, for annual rental payments of $60,000. The leasing arrangement was necessitated by a Marine Assistance Contract the Company entered into with Keyspan Energy Corporation covering the period January 1, 1999 through December 31, 2000. The arrangement provides the Company with its largest floating vessel capable of handling specialty equipment and facilitating an offshore support crew. The lease carries a one-year renewal option that was exercised on January 1, 2001 through December 31, 2001. The Company is responsible for all taxes, insurance and repairs.

         In February 1997, the Company issued 650,000 shares of RCPS to a director of the Company and an additional 650,000 shares of RCPS to a partner of such director (see
         Note 9). In fiscal 2001, no dividends or interest was paid. Dividends and interest of $35,268 and $60,368 were paid to this director in fiscal 2000 and 1999, respectively. At April 30, 2001 and 2000, accrued expenses included $127,452 and $24,814, respectively, of dividend and interest arrearages owed to this director. The Company's subsidiaries sold approximately $261,000 and $8,000 of services to a company of which the director is a principal in fiscal 2000 and 1999, respectively.

         In fiscal 1997, a director of the Company loaned the Company $100,000 and was issued a 12% convertible promissory note providing for, at the option of the note holder, the conversion of the principal and accrued and unpaid interest at the rate of $.25 per share of Common Stock. On December 31, 1997, the conversion price was adjusted to $0.15 per share of Common Stock. As of April 30, 2001, an aggregate of 1,146,780 shares of Common Stock are issuable upon conversion of the principal and accrued and unpaid interest of this convertible promissory note. The Company has included interest of $72,017 and $52,653 in accrued expenses as of April 30, 2001 and 2000, respectively. This director was also an officer and director of a company that sold approximately $3,118 and $189,778 of material and supplies to the Company that were used on remediation projects during fiscal 2000 and 1999, respectively.

         In fiscal 1998, the Company entered into a contract for $1,100,000 to construct a dwelling for a partner in the Company's former law firm. Subsequent change orders have brought the contract value to approximately $2,111,000. The contract was completed in fiscal 2001 and the Company recognized losses under this contract of approximately $400,000. In fiscal 1999, the Company entered in a contract for approximately $170,000 to construct an employee's dwelling. The contract was completed in fiscal 2001 and the Company recognized losses under this contract of approximately $153,000. In fiscal 2001, the Company performed work of approximately $50,000 on a restaurant owned by the Company's CEO. The Company recorded a loss of approximately $14,000 on this work.

         The Company paid an outside director $40,477 and $42,400 for consulting services in fiscal 2001 and each of fiscal 2000 and fiscal 1999.

17.      CONTINGENCIES

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

         CONTRACTS

         In fiscal 2001, the Company signed a contract to perform various tasks at a site in Long Island New York. As a result of the discovery of unusual subsoil conditions at the site, estimated contract completion costs have been revised. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs for the contract will be further revised in the near-term. The Company is in the process of negotiating additional contract change orders to address this condition. At this time, management believes that the contract will not incur a loss at completion.

18.      MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

         During the years ended April 30, 2001, 2000 and 1999, the Company recognized net sales to significant customers as set forth below:

               Major Customers       2001         2000          1999
               ---------------       ----         ----          ----
                 Customer A           35%           0%            0%
                 Customer B           11%          15%           10%
                 Customer C            5%          12%            1%


         At April 30, 2001, 21 percent and 19 percent, respectively, of the Company's accounts receivable related to two customers. At April 30, 2000, 20 percent of the Company's accounts receivable related to one customer.

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

         The Company contracts with a limited number of customers that are involved in a wide range of industries. A small number of customers may therefore be responsible for a substantial portion of revenues at any time. While management assesses the credit risk associated with each proposed customer prior to the execution of a definitive contract, no assurances can be given that such assessments will be correct and that the Company will not incur substantial, noncollectible accounts receivable.

         The Company is dependent upon its relationships and contracts with two customers that accounted for approximately 46% of its revenues in fiscal 2001. While the Company intends to increase the amount of work performed for entities other than these two customers, it expects to continue to be significantly dependent on these customers and/or the incurrence of large projects for the foreseeable future.

19.      NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of the basic and diluted net income (loss) per share:

                                                                       Fiscal Year Ended
                                                    --------------------------------------------------------
                                                      April 30,            April 30,           April 30,
                                                        2001                 2000                 1999
                                                    --------------       --------------      ---------------
         Numerator:
            Net income (loss) attributable
               to common shareholders               $   987,877          $(2,334,997)         $(1,385,476)
            Add interest and amortization on
               convertible notes                        120,924                -                   -
                                                  --------------        --------------      ---------------
                                                    $ 1,108,801          $(2,334,997)         $(1,385,476)
                                                  ==============        ==============      ===============

         Denominator:
            Share reconciliation:
               Shares used for basic income
                  (loss) per share                   38,459,953           26,927,083           13,064,314
               Effect of dilutive items:
                  Stock options                       2,467,323               -                    -
                  Convertible securities             35,317,019               -                    -
                                                  --------------       --------------      ---------------
               Shares used for dilutive income
                  (loss) per share                   76,244,295           26,927,083           13,064,314
                                                  ==============       ==============      ===============

         Net income (loss) per share:
            Basic                                      $    .03            $   (.09)            $   (.11)
                                                  ==============       ==============      ===============
            Diluted                                    $    .01            $   (.09)            $   (.11)
                                                  ==============       ==============      ===============

20.      UNAUDITED QUARTERLY DATA

         Summarized unaudited quarterly financial data for fiscal 2001 and 2000 are as follows:

         Fiscal 2001                             First           Second               Third              Fourth
         -----------                            Quarter         Quarter              Quarter            Quarter
                                              ------------    -------------       --------------      -------------

         Total revenues                        $2,818,802       $3,500,952          $10,121,216         $5,581,796
         Net income (loss) attributable to
             common shareholders                (616,903)         (62,093)            1,186,627            480,246
         Net income (loss) per common
            share - basic                           (.02)            (.00)                  .03                .01
         Net income (loss) per common
            share - diluted                        $(.02)           $(.00)                 $.02               $.01

         Fiscal 2000                             First           Second               Third              Fourth
         -----------                            Quarter         Quarter              Quarter            Quarter
                                              ------------    -------------       --------------      -------------
                                              ------------    -------------       --------------      -------------
         Total revenues                        $2,561,010       $3,420,785           $2,493,450         $4,369,920
         Net income (loss) attributable to
            common shareholders                  (59,295)      (1,670,540)            (514,821)           (90,341)
         Net income (loss) per common
            share - basic                           (.00)            (.10)                (.01)              (.00)
         Net income (loss) per common
            share - diluted                        $(.00)           $(.10)               $(.01)             $(.00)

                                       56

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Dated:   July 27, 2001

                                     WINDSWEPT ENVIRONMENTAL GROUP, INC.

                                     By: /s/ Michael O'Reilly
                                         MICHAEL O'REILLY, President and Chief
                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on July 27, 2001 by the following persons, in the capacities indicated.

                                      By: /s/ Michael O'Reilly
                                          Michael O'Reilly, President, Chief
                                          Executive Officer and Director
                                          (Principal Executive Officer)

                                      By: /s/ Charles L. Kelly, Jr.
                                          Charles L. Kelly, Jr.,
                                          Chief Financial Officer and Director
                                          (Principal Financial Officer)

                                      By: /s/ Joseph Murphy
                                          Joseph Murphy, Vice President-Finance
                                          & Administration (Principal Accounting
                                          Officer)

                                      By: /s/ Samuel Sadove
                                          Samuel Sadove, Director

                                      By: /s/Peter A. Wilson
                                          Peter A. Wilson, Chairman

                                      By: /s/ Kevin Phillips
                                          Dr. Kevin Phillips, Director

                                      By: /s/Anthony Towell
                                          Anthony Towell, Director

                                      By:
                                          --------------------------------------
                                          Brian S. Blythe, Director

                                      By:
                                          --------------------------------------
                                          Ronald B. Evans, Director

                                      By:
                                          --------------------------------------
                                          John J. Bongiorno, Director

                                  EXHIBIT INDEX

3.01 Composite of Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed with the SEC on March 19, 2001).

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

4.02 Specimen Series B Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12,
         1999).

10.01    Form of Convertible Note Agreement. (Incorporated by reference to
         Exhibit 4.04 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29,
         1997).

10.02 Convertible Demand Note, dated October 15, 1996, between Trade-Winds Environmental Restoration, Inc. and Anthony P. Towell, together with related agreements.

10.03 Option Certificate for 2,000,000 stock options issued to Michael O'Reilly. (Incorporated by reference to Exhibit 4.05 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29, 1997).

10.04 1997 Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-22491) filed with the SEC on February 27, 1997).

10.05 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-61905) filed with the SEC on August 20, 1998).

10.06 Loan and Security Agreement dated June 1, 1998 between Business Alliance Capital Corporation and the Company and Subsidiaries. (Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.07 Individual Guaranty of Michael O'Reilly to Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.08 Revolving Credit Master Promissory Note for $1,850,000 between the Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.09 Term Loan for $595,000 between the Company and Business Alliance Capital Corporation. (Incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.10 Origination Fee Amendment dated August 1, 1998 between the Company and Business Alliance Capital Corporation. (Incorporated by reference to
         Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13,
         1998).

10.11 Loan Agreement dated September 16, 1999 between Spotless Enterprises Inc. and the Company (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000, filed with the SEC on August 14, 2000).

10.12 Subscription Agreement dated October 29, 1999 between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.1 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.13 Convertible Promissory Note dated October 29, 1999 issued by the Company to Spotless Plastics (USA), Inc. (Incorporated by reference to
         Exhibit 10.2 of the Company's Current Report on Form 8-K (Date of
         Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.14 Form of Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Remediation, Inc., North Atlantic Laboratories, Inc. and New York Testing, Inc. and Spotless Plastics
         (USA), Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (Date of Report: October 29,
         1999) filed with the SEC on November 12, 1999).

10.15 Amended and Restated Employment Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (Date of
         Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.16 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.17 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.18 Letter Agreement dated October 29, 1999 between Michael O'Reilly and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.7 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.19 Agreement, dated as of November 3, 2000, by and between Turner Construction Company and Trade-Winds Environmental Restoration Inc., as amended (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.20 Loan Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.21 Line of Credit Note, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.22 Security Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.23 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed with the SEC on March 19, 2001).

16.1 Letter dated December 7, 1999 from BDO Seidman LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16 of the Company's Current Report on Form 8-K (Date of Report: December 1,
         1999) filed with the SEC on December 8, 1999).

21.01    Subsidiaries of the Company.

23.01    Consent of Deloitte & Touche LLP.

23.02    Consent of BDO Seidman LLP.