Form 10KT405
period 2001-07-03
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2001-10-25
CIK 814915

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  Transition Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                        For the period ended July 3, 2001

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

Based upon the closing sale price as reported on the OTC Electronic Bulletin Board of the NASD on September 17, 2001 ($0.29 per share), the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $4,564,252.

As of September 17, 2001, the issuer had 38,481,254 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                     PART I

Introductory Comment - Forward Looking Statements

Statements contained in this Transition Report on Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

     -     the market acceptance and amount of sales of the Company's services,
     -     the Company's success in increasing revenues and reducing expenses,
     - the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services the Company provides,
     - the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation,
     - the competitive environment within the industries in which the Company operates,
     -     the Company's ability to raise additional capital,
     -     the Company's ability to attract and retain qualified personnel, and
     - the other factors and information disclosed and discussed under the "Risk Factors" section of Item 1 and in other sections of this Transition Report on Form 10-K.

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

In December 1993, the Company acquired Trade-Winds, an asbestos abatement and lead remediation company. In June 1995, the Company purchased NYTL, a testing laboratory that offered hazardous materials testing capabilities. On February 24, 1997, the Company acquired NAL, a certified environmental training, laboratory testing and consulting services company. As of July 3, 2001, NYTL had ceased operations and substantially all of its fixed assets had been sold.

On October 29, 1999, the Company entered into a subscription agreement with Spotless Plastics (USA), Inc. ("Spotless"), a Delaware corporation, pursuant to which the Company sold to Windswept Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and a wholly-owned subsidiary of Spotless, 22,284,683 shares (the "Acquisition Corp. Common Shares") of common stock, par value $.0001 per share ("Common Stock"), and 9,346 shares of Series B Convertible Preferred Stock, par value $.01 per share ("Series B Preferred"), for an aggregate subscription price of $2,500,000 or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred. Each share of Series B Preferred has the equivalent voting power of 1,000 shares of Common Stock. Each share of Series B Preferred is convertible into 1,000 shares of Common Stock. As of September 17, 2001, the Acquisition Corp. Common Shares represented approximately 58% of the Company's outstanding Common Stock and the Acquisition Corp. Common Shares and Series B Preferred shares collectively represented approximately 66% of the voting power of the outstanding securities of the Company.

In addition, the Company and Trade-Winds, NAL and NYTL, each of which is a wholly-owned subsidiary of the Company, as joint and several obligors (collectively, the "Obligors"), borrowed $2,000,000 from Spotless. This borrowing is evidenced by a secured convertible promissory note, dated October 29, 1999 (the "Note"). Outstanding principal under the Note bears interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus an additional 1% and is payable monthly. The Note matures on October 29, 2004, unless Spotless elects to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under the Note is convertible, at the option of Spotless, in whole or in part, at any time, into shares of Common Stock at the rate of one share of Common Stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals have not been obtained at the time of conversion, into shares of Series B Preferred at the rate of one share of Series B Preferred for every $79.04 of principal and accrued interest so converted). In connection with the Note, each of the Obligors granted to Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999. Spotless released its security interest on certain NYTL assets as of June 30, 2001. The transaction with Spotless described above is hereafter referred to as the "Spotless Transaction".

As a result of the conversion features of the Series B Preferred and the Note, as of September 17, 2001, if Acquisition Corp. were to convert its Series B Preferred shares into Common Stock and Spotless were to convert all of the outstanding $2 million principal amount and $242,420 accrued and unpaid interest under the Note into Common Stock, Acquisition Corp. and Spotless would collectively own 60,002,090 shares, or approximately 79%, of the then issued and outstanding shares of Common Stock.

OPERATIONS

In order to position itself into stronger and more profitable markets, the Company has evolved during the past three years from an asbestos abatement contractor to a hazardous materials clean-up and natural resource restoration firm, and finally, to a full service emergency response provider. The Company provides a broad range of services through vertically integrated businesses in the service areas described below:

     -     Emergency Response and Catastrophe Restoration
     -     Site Restoration
     -     Mold Contamination Remediation
     -     Natural Resource/Wetlands Restoration/Wildlife Rehabilitation
     -     Forensic Investigation
     -     Asbestos Abatement
     -     Fire and Flood Restoration
     -     Demolition
     -     Lead Abatement
     -     Underground Storage Tank Removal
     -     Soil Remediation
     -     Oil Spill Response - Land and Marine
     -     Hazardous Waste/Biohazard Clean-up
     -     Chemical Spill Response
     -     Duct Cleaning
     -     Indoor Air Quality Investigation
     -     Environmental and Health and Safety Training
     -     Environmental Testing
     -     Environmental Consulting Services

The Company has specially trained emergency response teams that respond to both hazardous and non-hazardous spills and other emergencies on land and water on a 24-hour, seven day a week basis. The following examples are types of emergencies for which the Company is capable of conducting response and remediation services: explosions, fires, earthquakes, mudslides, hazardous spills, transportation catastrophes, storms, hurricanes, tornadoes, floods, and biological threats.

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

The Company estimates that in excess of 50% of its revenues are derived from previously served customers. Insurance customers represent a substantial portion of the Company's target market: those with recurring needs for emergency services. During the period from May 1, 2001 through July 3, 2001, revenues from insurance customers represented approximately 8% of total revenues. During the period from May 1, 2001 through July 3, 2001, three of the Company's customers accounted for approximately 30%, 14% and 13%, respectively, of its total revenues. While the Company intends to increase the amount of work performed for entities other than these customers, it expects to continue to be dependent on a few customers and/or the incurrence of large projects. The Company has repeat business with many of its customers, although the level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of the Company's services. However, because of the significant expansion of the Company's customer base and services provided, the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition and results of operations. See "Risk Factors" section of Item 1.

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

Consistent with this strategy, the Company consolidated the sales and marketing efforts of its subsidiary companies. This has allowed the Company to capitalize on the synergy between service lines while realizing a reduction in selling and overhead expenses. The business development staff was recruited by the Company for their experience, reputation, and customer relationships in respective areas of the Company's business lines. Once they join the Company sales team, salespersons undergo an orientation in the full suite of Company services.

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

Certain of the Company's remediation and abatement contracts require performance and payment bonds. The continuance of relationships with its various sureties and the issuance of bonds is dependent on the sureties' continued willingness to write bonds for the various types of work the Company performs, their assessment of the Company's performance record and their view of the credit worthiness of the Company. At present, the Company believes that surety bonds for a number of the Company's service lines are available only from a limited number of sureties. No assurance can be given that the Company will continue to be able to obtain the required surety bonds. Any failure of the Company to obtain these bonds could materially and adversely affect certain components of the Company's operations.

EMPLOYEES/TECHNICAL STAFF

As of August 31, 2001, the Company employed a core group of approximately 125 persons including executive officers, project managers, specialists, supervisors, field staff, marketing and clerical personnel. The Company attempts to provide year-round employment for its core field staff by cross training. The Company believes a stable work force results in increased productivity at the work site and that its reputation for steady employment permits it to pay reasonable hourly rates. The Company promotes qualified field workers to supervisory positions and supervisors into production management and other staff positions, when applicable.

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

RISK FACTORS

The Company's operations, as well as an investment in its securities, involve numerous risks and uncertainties. The reader should carefully consider the risk factors discussed below and elsewhere in this Transition Report on Form 10-K before making any investment decision involving the Company's securities.

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

THE LOSS OF ANY MAJOR CUSTOMER COULD HAVE A MATERIALLY ADVERSE IMPACT ON THE COMPANY. The Company is dependent upon its relationships and contracts with three customers that accounted for approximately 57% of its revenues in the period from May 1, 2001 through July 3, 2001. While the Company intends to increase the amount of work performed for entities other than these three customers, it expects to continue to be significantly dependent on these customers and/or the incurrence of large projects for the foreseeable future.

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

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF THE COMPANY'S COMMON STOCK IN THE PUBLIC MARKET COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF ITS COMMON STOCK. As of September 17, 2001, the Company had 38,481,254 shares of Common Stock outstanding. The existence of a large number of shares eligible for sale could have an adverse effect on the market price of the Company's Common Stock and its ability to raise additional equity capital on terms beneficial to it.

THE COMPANY HAS EXPERIENCED SIGNIFICANT OPERATING LOSSES IN PRIOR YEARS AND MAY INCUR LOSSES IN THE FUTURE. These loses could adversely affect the market value of the Common Stock. The Company incurred net losses of approximately $720,000 for the period from May 1, 2001 through July 3, 2001, $2.3 million in fiscal 2000 and approximately $1.3 million in fiscal 1999. As of July 3, 2001, the Company had an accumulated deficit of $34,208,295. Even though the Company has taken steps in an effort to reduce costs and expenses and to increase revenues, and had net income of approximately $1.1 million in fiscal 2001, it may not incur profits at any time in the foreseeable future.

THE MARKET PRICE OF THE COMMON STOCK HAS FLUCTUATED CONSIDERABLY AND WILL PROBABLY CONTINUE TO DO SO. The stock markets have experienced extreme price and volume fluctuations, and the market price for the Common Stock has been historically volatile. The market prices of the Common Stock could be subject to wide fluctuations in the future as well in response to a variety of events or factors, some of which may be beyond its control. These could include, without limitation:

     -     future announcements of new competing technologies and procedures;
     - changing policies and regulations of the federal state, and local governments;
     -     fluctuations in the Company's financial results;
     -     liquidity of the market for the Company's securities;
     -     public perception of the Company and its entry into new markets; and
     -     general conditions in the Company's industry and the economy.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On October 12, 2001, Trade-Winds commenced an action in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $1,060,000 of contractual billings relating to a large mold remediation project. The court has ordered that the record of this action be sealed. Management has not yet completed an assessment of this action.

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

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

(a)  Market Information

Since October 22, 1996, the Company's common stock has been traded on the OTC Electronic Bulletin Board of the NASD, under the symbol "WEGI." The following table sets forth the range of quarterly high and low closing sale prices, for the period from May 1, 2001 through July 3, 2001 and for the last two fiscal years, as provided by Standard and Poor's ComStock. These quotations represent inter-dealer prices, do not reflect retail mark-up, mark-down, or commission and may not represent actual transactions.

                                             Price Range of Common Stock

           FISCAL 2000

           Quarter Ended                     HIGH                   LOW
           -------------                     ----                   ---
           July 31, 1999                     $.41                   $.16
           October 31, 1999                   .41                    .27
           January 31, 2000                   .36                    .14
           April 30, 2000                    $.23                   $.08

           FISCAL 2001

           Quarter Ended                     HIGH                   LOW
           -------------                     ----                   ---
           July 31, 2000                     $.20                   $.11
           October 31, 2000                   .19                    .09
           January 31, 2001                   .27                    .08
           April 30, 2001                    $.34                   $.15

           TRANSITION PERIOD

           May 1, 2001
           through                           HIGH                   LOW
                                             ----                   ---
           July 3, 2001                      $.21                   $.16

The Company had approximately 707 common stockholders of record as of September 17, 2001. There have been no dividends declared or paid on the Common Stock during the period from May 1, 2001 through July 3, 2001 or in the past two fiscal years and the Company has no current intentions to declare or pay dividends on the Common Stock. Under its Series A Convertible Preferred Stock Agreement, no common stock dividends may be paid until all preferred dividends are paid in full. Subject to the foregoing, the Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

(b)  Recent Sales of Unregistered Securities

There were no sales or issuances by the Company of the Company's equity securities during the period from May 1, 2001 through July 3, 2001.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                          Transition
                                         Period from
                                         May 1, 2001
                                           through                           Fiscal Year Ended April 30,
                                                       ------------------------------------------------------------------------
                                         July 3, 2001      2001           2000          1999           1998          1997
                                        ---------------------------------------------------------------------------------------

Consolidated Operations Data:
Revenues                                $  2,322,511   $ 22,022,766   $ 12,845,165   $ 13,926,812   $ 11,968,774  $ 15,275,209
Net income (loss)                           (720,303)     1,065,877     (2,256,997)    (1,307,476)    (5,609,795)   (4,613,750)
Net income (loss) per common
  share-basic                                  (0.02)          0.03          (0.09)         (0.11)         (0.55)        (0.51)
Net income (loss) per common
 share-diluted                          $      (0.02)  $       0.01   $      (0.09)  $      (0.11)  $      (0.55) $      (0.51)


Weighted average common shares
outstanding:
Basic                                     38,481,254     38,459,953     26,927,083     13,064,314     10,404,111     9,026,797
Diluted                                   38,481,254     76,244,295     26,927,083     13,064,314     10,404,111     9,026,797

Consolidated Balance Sheet Data:

Total assets                            $  8,192,568   $  8,806,398   $  6,699,204   $  5,745,122   $  6,354,689  $  8,385,390
Long-term debt and other liabilities         400,308        457,084        197,172        198,732        264,604       454,560
Convertible notes                          2,780,000      2,780,000      2,780,000        790,000        800,000       800,000
Redeemable convertible preferred stock     1,300,000      1,300,000      1,300,000      1,300,000      1,300,000     1,300,000
Stockholders' equity (deficit)          $ (2,487,156)  $ (1,753,853)  $ (2,744,980)  $ (3,347,257)  $ (2,936,730) $  1,929,409

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

RESULTS OF OPERATIONS

Period from May 1, 2001 Through July 3, 2001 Compared to Period from May 1, 2000 Through June 30, 2000
--------------------------------------------------------------------------------

Revenues
--------

Revenues increased to $2,322,511 in the period from May 1, 2001 through July 3, 2001 (the "2001 period") compared to $2,003,331 in the period from May 1, 2000 through June 30, 2000 (unaudited) (the "2000 period"). This increase of $319,180, or 15.9%, was primarily the result of revenue increases in the Company's Trade-Winds subsidiary of $491,174 to $2,211,276 in the 2001 period from $1,720,102 in the 2000 period. This increase was partially offset by revenue decreases in the Company's NYTL subsidiary of $121,104 to $25,613 in the 2001 period from $146,717 in the 2000 period.

The increase in Trade-Winds revenue of $491,174 in the 2001 period was primarily attributable to a large mold remediation project that accounted for revenues of approximately $308,000 and a pond rehabilitation project that accounted for revenues of approximately $166,000. The decrease in NYTL revenues is attributable to the discontinuance of operations due to instability in NYTL management. As of July 3, 2001, NYTL had ceased operations and substantially all of its fixed assets were sold.

Gross Profit (Loss)/Cost of Revenues
------------------------------------

Cost of revenues increased to $2,414,195 in the 2001 period compared to $1,746,537 in the 2000 period. This increase of $667,658, or 38.2%, was primarily the result of the costs incurred on a pond rehabilitation project of approximately $343,000, increased field labor costs of approximately $200,000, due to projects nearing completion at July 3, 2001, increases in equipment rental costs of approximately $90,000 and increased project manager salaries of approximately $74,000, due to an increase in the number of project managers. These increases were partially offset by a decrease in subcontracting costs of approximately $39,000. The Company's cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, cost of revenues include bonding and job related insurance cost, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation, disposal, and depreciation of capital equipment.

Cost of revenues as a percentage of revenues was 104% in the 2001 period as compared to 87.2% in the 2000 period. Accordingly, gross profit as a percentage of revenues decreased to (4.0)% in the 2001 period from 12.8% in the 2000 period. The gross loss in the 2001 period was primarily attributable to revenue levels that were insufficient to cover the Company's fixed costs.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the 2001 period increased by $118,067 to $780,381 in the 2001 period from $662,314 in the 2000 period and constituted approximately 33.6% and 33.1% of revenues in the 2001 and 2000 periods, respectively. The increase was primarily attributable to an increase in the provision for doubtful accounts of approximately $189,000 that was partially offset by a decrease in marketing expenses of approximately $54,000.

Benefit Related to Variable Accounting Treatment for Officer Options
--------------------------------------------------------------------

Under the terms of an employment agreement (see Item 11 "Executive Compensation
- Employment Agreement"), the Company's President and Chief Executive Officer may sell to the Company all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him. The benefit related to variable accounting treatment for officer options increased by $264,522 to ($44,189) in the 2001 period from $220,333 in the 2000 period. This was due to a change in the market price of the Company's Common Stock. Due to the terms of the options, changes in the market price of the Company's Common Stock, in either direction, result in a corresponding expense or benefit.

Interest Expense
----------------

Interest expense decreased by $16,068 in the 2001 period to $46,686 from $62,754 in the 2000 period. The decrease in interest expense was primarily attributable to lower levels of debt and reductions in the LIBOR rate.

Other Income
------------

Other income increased $118,996 to $154,259 in the 2001 period from $35,263 in the 2000 period. The increase was primarily attributable a gain on the sale of substantially all of NYTL's fixed assets in the 2001 period.

Provision for Income Taxes
--------------------------

No income taxes were provided in either the 2001 or 2000 periods due to the incurrence of taxable losses. The book benefit for taxable losses generated in both periods was offset by recording a full valuation allowance. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses, and other temporary differences are "more likely than not" to be realized, as required by accounting principles generally accepted in the United States of America.

Net Loss
--------

Net loss and basic and diluted net loss attributable to common stockholders per share for the 2001 period were ($720,303) and ($.02), respectively. This compares to a net loss and basic and diluted net loss attributable to common stockholders per share of ($653,344) and ($.02), respectively for the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

As of July 3, 2001, the Company had a stockholders' deficit of $2,487,156 and an accumulated deficit of $34,208,295. The Company has financed its operations to date primarily through issuance of debt and equity securities. As of July 3, 2001, the Company had $323,732 in cash. As of July 3, 2001, the Company had working capital of $42,963. In addition, as of July 3, 2001, the Company was in arrears with respect to preferred stock dividends plus interest of approximately $149,000. The Company also has $680,000 principal amount of convertible notes that will be due in full on March 15, 2002. In the opinion of management, the Company will have sufficient working capital to fund current operations and repay the convertible notes and any related accrued interest on March 15, 2002, however, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash which may result in the Company not making payment on the convertible notes when they become due on March 15, 2002. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless to satisfy the convertible notes when they become due, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

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

During fiscal 2001, in order to address cash flow and operational concerns, the Company borrowed and repaid an additional $1,000,000 from Spotless. Subsequently in fiscal 2001, the Company also borrowed an additional $450,000 from Spotless pursuant to an existing short-term note payable. The increased borrowings from Spotless and the cash generated by a large mold remediation project significantly improved the Company's liquidity.

During the 2001 period, in order to address cash flow and operational concerns, the Company borrowed $250,000 from Spotless. A balance of $1,200,000 in loans from Spotless was outstanding as of July 3, 2001. Subsequent to July 3, 2001, the Company borrowed an additional $1,000,000 from Spotless for working capital needs. All borrowings from Spotless bear interest at LIBOR plus 1 percent. As of July 3, 2001, interest of $27,479 was accrued on these borrowings.

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

Cash Flow
---------

Net cash used in operating activities was $761,914 in the 2001 period. Accounts receivable increased $231,799 or 3.9% to $6,152,292 in the 2001 period. Accounts payable and accrued expenses decreased by $47,665 or 1.6% to $2,967,428 in the 2001 period. Income taxes payable decreased by $199,648 in the 2001 period due to the payment of estimated income taxes.

Cash used for capital expenditures was $16,344 in the 2001 period. The Company received gross cash proceeds of $249,878 in the 2001 period from the sale of NYTL fixed assets.

During the 2001 period, the Company borrowed $250,000 from Spotless for working capital requirements. An additional $1,000,000 was borrowed from Spotless subsequent to July 3, 2001. A $1,200,000 balance in loans from Spotless was outstanding as of July 3, 2001.

EFFECT OF INFLATION

Inflation has not had a material impact on the Company's operations over the past three fiscal years or during the 2001 period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Equity Price Risk - The Company's primary market risk exposure relates to the variable accounting treatment related to a put option for shares of common stock and common stock options held by an officer of the Company. Under the terms of an employment agreement (see Item 11 "Executive Compensation - Employment Agreement"), the officer may sell to the Company all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him. As of July 3, 2001, such shares and vested options to purchase shares aggregated 4,418,905 shares. Each $.01 increase or decrease in market price of the Company's stock impacts earnings by approximately $44,000.

Interest Rate Sensitivity - The Company's exposure to market risk for changes in interest rate primarily relates to its debt obligations to Spotless. The interest rate on the Note and other borrowings from Spotless is LIBOR plus 1%. At July 3, 2001, total debt owed to Spotless was $3,200,000 with additional accrued interest of $255,917. Assuming variable rate debt at July 3, 2001, a one-point change in interest rates would impact annual net interest payments by approximately $35,000. The Company does not use derivative financial instruments to manage interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

Set forth below is a list of the financial statements of the Company included in this Transition Report on Form 10-K.

                  Item                                                      Page
                  ----                                                      ----
Independent Auditors' Report                                                 32
Consolidated Balance Sheet as of July 3, 2001                                33
Consolidated Statement of Operations for the period from May 1, 2001
  through July 3, 2001                                                        34
Consolidated Statement of Stockholders' Deficiency for the period from
  May 1, 2001 through July 3, 2001                                            35
Consolidated Statement of Cash Flows for the period from May 1, 2001
  through July 3, 2001                                                        36
Notes to Consolidated Financial Statements                              37 to 48


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None

                                    PART III

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

Each of the non-employee directors, those directors who are not employed by the Company or any of its parent, affiliate or subsidiary companies ("Non-Employee Directors"), receives $5,000 annually for service on the Company's Board of Directors. In addition, as compensation for service on the Company's Board of Directors during fiscal 2001, each of the Non-Employee Directors was granted options to purchase an aggregate of 100,000 shares of the Company's common stock under the terms of the 2001 Equity Incentive Plan, at an exercise price of $.17, the fair market value at the date of the grant. All other directors receive no cash compensation for their services as directors. All of the Company's directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

During the period from May 1, 2001 through July 3, 2001, the Board of Directors did not meet or act by written consent.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 that they file with the SEC. Based solely upon the Company's review of the copies of all Forms 3, 4 and 5 and amendments to these forms, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions in the period from May 1, 2001 through July 3, 2001.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the cash and other compensation paid by the Company during the period from May 1, 2001 through July 3, 2001 and last three fiscal years to the Company's Chief Executive Officer and President and for the other individual who served as an executive officer during fiscal 2001 and received compensation for services rendered during fiscal 2001 of $100,000 or more (each a "Named Executive Officer").

                                                                                                Long Term Compensation
                                                         Annual Compensation                            Awards
                                               ----------------------------------------     -----------------------------
                                    Fiscal                                   Other          Restricted        Securities
                                     Year                                   Annual            Stock           Underlying
Name and Principal Position(s)      Ended      Salary ($)  Bonus ($)       Compensation     Awards ($)         Options
------------------------------      -----      ----------  ---------       ------------     ----------         -------
Michael O'Reilly, Chief
 Executive Officer and President    7/3/01 (1)  $ 37,036   $  -               $-               $ -                -
                                   4/30/01       281,500     40,297 (2)        -                 -                -
                                   4/30/00       260,000     55,000 (3)        -                50,000 (3)    5,736,309 (4)
                                   4/30/99      $259,615   $  3,846           $-               $ 2,400 (3)      250,000 (5)

Joseph Murphy, Vice President -
   Finance & Administration         7/3/01 (1)  $ 25,965   $   -              $-               $ -                -
                                   4/30/01       150,000       -               -                 -              100,000
                                   4/30/00             -       -               -                 -                -
                                   4/30/99      $      -   $   -              $-               $ -                -

(1)     Refers to the transition period from May 1, 2001 through July 3, 2001.

(2) Mr. O'Reilly, under the terms of an employment agreement, earns a bonus equal to 2.5% of the Company's pretax income. This bonus was accrued as of April 30, 2001 and paid in May 2001.

(3) Mr. O'Reilly received an aggregate of $50,000 and 133,333 shares of Common Stock in fiscal 1999, the fair value of which shares was $50,000 on the date of grant, representing a bonus based upon a calculation of net profits at the end of the second quarter of fiscal 1999. Due to subsequent losses incurred by the Company in the third and fourth quarters, the bonus was due back to the Company and, accordingly, recorded as a loan receivable from officer. In fiscal 2000, the Company forgave the loan. He received 5,000 shares of Common Stock in fiscal 1999 for service on the Board of Directors in fiscal 1998, the fair value of which shares was $2,400 on the date of the grant. All of these shares were fully vested on the date of grant. The aggregate value of Mr. O'Reilly's restricted stock holdings as of July 3, 2001 was $31,920.



        None of the shares are entitled to dividends.

(4) On June 28, 1999, Mr. O'Reilly was granted an option to purchase 250,000 shares of Common Stock at an exercise price of $.1875 per share, the fair market value on the date of grant. Such option is fully vested. On October 29, 1999, Mr. O'Reilly was granted an option to purchase 2,674,714 shares of Common Stock at an exercise price of $.07904 per share, the fair market value at the date of grant. Such option vests, to the extent of one third of the option grant, on each of the first, second and third anniversaries of October 29, 1999. Additionally, on October 29, 1999, Mr. O'Reilly was granted an option to purchase 2,811,595 shares of Common Stock at an exercise price of $.07904 per share, the fair market value at the date of grant. Such option vests upon the earlier of (i) the conversion of the Note dated October 29, 1999 issued to Spotless or (ii) October 29, 2006.

(5) On December 29, 1997, Mr. O'Reilly was granted an option to purchase 200,000 shares of Common Stock at an exercise price of $.22 per share, the fair market value on the date of grant. On August 18, 1998, Mr. O'Reilly was granted an option to purchase 250,000 shares of Common Stock at an exercise price of $ 0.34 per share, the fair market value on the date of the grant. Each of these options is fully vested.

       OPTION/STOCK APPRECIATION RIGHTS ("SAR") GRANTS IN LAST FISCAL YEAR

There were no stock option grants to the Named Executive Officers during the period from May 1, 2001 through July 3, 2001.

    Aggregated Options/SAR Exercises in the Period from May 1, 2001 through
                   July 3, 2001 and Period End Option Values
    -----------------------------------------------------------------------

Set forth in the table below is information, with respect to each Named Executive Officer, as to the (a) number of shares acquired during the period from May 1, 2001 through July 3, 2001 upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each exercise (i.e. the difference between the market value of the shares at exercise and their exercise price), (c) the total number of unexercised options held on July 3, 2001, separately identified between those exercisable and those not exercisable, and
(d) the aggregate value of in-the-money, unexercised options held on July 3, 2001, separately identified between those exercisable and those not exercisable.

                                                           Number of
                                                           securities                  Value of
                                                           underlying                 Unexercised
                                                           unexercised               in-the-money
                                                          options/SARs               options/SARs
                                                           at July 3,                 at July 3,
                                                            2001 (#)                   2001 ($)
                                                     ----------------------     ----------------------
                     Shares acquired       Value         Exercisable/               Exercisable/
       Name          on exercise (#)   realized ($)      Unexercisable            Unexercisable (2)
---------------------------------------------------------------------------     ----------------------
Michael O'Reilly           -              $-         4,241,572 / 4,594,737 (1)    $430,013/$463,885
Joseph Murphy              -              $-           100,000/0                  $  7,060/$0

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

(2) The value is calculated based on the aggregate amount of the excess of $.18 (the closing sale price per share for the Common Stock on July 3, 2001) over the relevant exercise price(s).

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

No member of the Committee was, during the period from May 1, 2001 through July 3, 2001, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any relationship requiring disclosure pursuant to applicable rules and regulations of the Securities and Exchange Commission, except as disclosed under Item 13, "Certain Relationships and Related Transactions". During the period from May 1, 2001 through July 3, 2001, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee of the Company, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

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

          Compensation Committee

          Samuel Sadove
          Anthony Towell

Performance Graph
-----------------

The following Performance Graph compares the total cumulative return (assuming dividends were to be reinvested) on the Company's Common Stock during the five year period ended July 3, 2001, with the cumulative return on the Nasdaq Market Index and a Peer Group Index, assuming investment of $100 in the Company's Common Stock, the Nasdaq Market Index and the Peer Group Index at July 2, 1996. The Peer Group consists of a representative group of companies whose common stock has been publicly traded during the five year period ended July 3, 2001, and each of which, like the Company, engages in providing emergency response, environmental remediation services or waste removal.

The Performance Graph below is presented in accordance with SEC requirements. Stockholders are cautioned against drawing any conclusions from the data contained herein, as past results are not necessarily indicative of the future stock performance. The Performance Graph in no way reflects the Company's forecast of future stock price performance.


               Comparison of 5-Year Cumulative Total Return Among
Windwept Environmental Group, Inc., NASDAQ Market Index and Peer Group Index
--------------------------------------------------------------------------------
                                        ------------------------------------Fiscal Year Ending-----------------------------------
Company/Index/Market                    7/02/1996       7/01/1997       7/07/1998       7/06/1999       7/03/2000       7/03/2001

Windswept Enviornmental Group              100.00           75.38           38.46           16.93           18.71           17.72

Refuse Systems                             100.00          106.55          121.00          116.95           46.72           72.08

NASDAQ Market Index                        100.00          120.46          159.68          223.77           336.71         186.46

                     Assumes $100 invested on July 3, 1996
                          Assumes dividend reinvested
                        Fiscal Year Ending July 3, 2001

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of September 17, 2001, certain information concerning the beneficial ownership of each class of the Company's voting stock by (i) each beneficial owner of 5% or more of the Company's voting stock, based on reports filed with the Securities and Exchange Commission and certain other information; (ii) each of the Company's executive officers and directors and
(iii) all of the Company's executive officers and directors as a group:

                                                                     Class
                             -----------------------------------------------------------------------------------------------
                                      Common Stock                 Series A Preferred            Series B Preferred
                             -------------------------------  ------------------------------  ------------------------------
                                   Amount and Nature                Amount and Nature              Amount and Nature
                              of Beneficial Ownership (1)      of Beneficial Ownership (1)    of Beneficial Ownership (1)
                             -------------------------------  ------------------------------  ------------------------------

       Name of                Number of Shares    Percent of     Number of Shares    Percent    Number of Shares  Percent of
  Beneficial Owner           Beneficially Owned     Class       Beneficially Owned    Class    Beneficially Owned    Class
----------------------       -----------------------------------------------------------------------------------------------
Spotless Group Limited (2)       60,002,090 (3)      78.7%               -              -                9,346        100%
Michael O'Reilly       (4)        5,310,476 (5)      12.2%               -              -              -              -
Samuel Sadove          (4)          651,000 (6)       1.7%               -              -              -              -
Anthony Towell         (4)        2,084,132 (7)       5.1%               -              -              -              -
Brian S. Blythe        (8)        -         (9)      -                   -              -              -              -
John J. Bongiorno      (8)        -         (10)     -                   -              -              -              -
Ronald B.Evans         (8)        -         (11)     -                   -              -              -              -
Charles L. Kelly, Jr.  (8)        -         (12)     -                   -              -              -              -
Peter A. Wilson        (8)        -         (13)     -                   -              -              -              -
Dr. Kevin Phillips    (14)        1,500,839 (15)      3.8%               650,000        50.0%          -              -
Gary Molnar           (14)        1,000,839 (16)      2.6%               650,000        50.0%          -              -
Joseph Murphy          (4)          200,000 (17)     *                   -              -              -              -
All directors and
executive officers
as a group
(10 individuals)                  9,746,447 (18)     20.4%               650,000        50.0%          -              -

        * Less than 1 percent

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after September 17, 2001 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

(3) Includes 22,284,683 shares of Common Stock sold to Acquisition Corp. pursuant to the Subscription Agreement, 9,346,000 shares of Common Stock issuable upon conversion of the 9,346 shares of Series B Preferred held by Acquisition Corp., 25,304,352 shares of Common Stock issuable upon conversion of the outstanding principal of the Note and 3,067,055 shares of Common Stock issuable upon conversion of the accrued and unpaid interest related to the Note. Spotless Group, Spotless and Acquisition Corp. may be deemed to share the voting and investment power over all of these shares.

(4) The address for this person is c/o Windswept Environmental Group, Inc., 100 Sweeneydale Ave., Bay Shore, New York 11706.

(5) Includes 177,333 shares of Common Stock directly held by Mr. O'Reilly and options under which he may purchase 5,133,143 shares of Common Stock. Does not include 11,000 shares of Common Stock directly held by JoAnn O'Reilly, the wife of Mr. O'Reilly, options under which she may purchase 250,000 shares of Common Stock, as to each of which Mr. O'Reilly disclaims beneficial ownership, and the shares of Common Stock issuable upon conversion of the Closing Date Option and the Conversion Date Option that are not exercisable within 60 days.

(6) Includes 1,000 shares of Common Stock directly by held by Mr. Sadove and options under which he may purchase 650,000 shares of Common Stock.

(7) Includes 24,533 shares of Common Stock directly held by Mr. Towell, 9,066 shares of Common Stock held jointly by Mr. Towell and his wife, Jacqueline Towell, options under which he may purchase 850,000 shares of Common Stock, 666,667 shares of Common Stock issuable upon conversion of the outstanding principal of a $100,000 demand convertible note directly held by Mr. Towell and 533,867 shares of Common Stock issuable upon conversion of accrued and unpaid interest on the convertible note.

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

(14) The address for each of Dr. Phillips and Mr. Molnar is c/o FPM Group Ltd., 909 Marconi Avenue, Ronkonkoma, New York 11779.

(15) Includes 245,839 shares of Common Stock directly held by Dr. Phillips, options under which he may purchase 605,000 shares of Common Stock and 650,000 shares of Common Stock issuable upon conversion of 650,000 shares of Series A Preferred directly held by Dr. Phillips.



(16) Includes 235,839 shares of Common Stock directly held by Mr. Molnar, options under which he may purchase 115,000 shares of Common Stock and 650,000 shares of Common Stock issuable upon conversion of 650,000 shares of Series A Preferred directly held by Mr. Molnar.

(17) Includes options under which Mr. Murphy may purchase 200,000 shares of Common Stock.

(18) Includes options under which members of the group may purchase an aggregate of 7,438,143 shares of Common Stock, 666,667 shares of Common Stock issuable upon conversion of a demand convertible note held by a member of the group, 533,867 shares of Common Stock issuable upon conversion of accrued and unpaid interest related to the convertible note and 650,000 shares of Common Stock issuable upon conversion of 650,000 shares of Series A Preferred directly held by a member of the group. Does not include (a) any shares of Common Stock issuable upon exercise of the Closing Date Option or the Conversion Date Option that are not exercisable within 60 days and (b) shares of Common Stock directly held by JoAnn O'Reilly and the options under which JoAnn O'Reilly may purchase shares of Common Stock, as to each of which Michael O'Reilly disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

During the 2001 period, the Company borrowed $250,000 from Spotless for working capital requirements. There was a balance of $1,200,000 in loans from Spotless outstanding as of July 3, 2001. Subsequent to July 3, 2001, the Company borrowed an additional $1,000,000 from Spotless for working capital needs. All borrowings bear interest at LIBOR plus 1 percent. As of July 3, 2001, interest of $27,479 was accrued on these borrowings.

At July 3, 2001, Anthony Towell, a director of the Company, directly held a $100,000 convertible promissory note from the Company providing for, at the option of Mr. Towell, the conversion of the principal and accrued and unpaid interest at the rate of $.15 per share of Common Stock. As of July 3, 2001, the Company has included $75,484 of unpaid interest in accrued expenses.

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

At July 3, 2001, Dr. Kevin Phillips, a director of the Company, directly held 650,000 shares of Series A Preferred. The Series A Preferred is convertible into Common Stock at the rate of one share of Common Stock for every one share of Series A Preferred. In the 2001 period, no dividends or interest were paid.

The Company is required to pay quarterly dividends on its Series A Preferred Stock. Such dividends accrue from the initial date of issuance of the Series A Preferred Stock, are cumulative, and, if not paid when due, bear interest on the unpaid amount of the past due dividends at the prime rate published in The Wall Street Journal on the date the dividend was payable, plus 3%. If the Company fails to make four consecutive quarterly dividend payments on the Series A Preferred Stock, the majority in interest of the holders of the Series A Preferred Stock, which includes Dr.Phillips, have the right to elect an additional director to the Company's Board of Directors, to serve until such accrued and unpaid dividends have been paid in full. The Company did not pay the fourth, fifth, sixth and seventh consecutive quarterly dividend payment to the holders of the Series A Preferred Stock. The holders of the Series A Preferred Stock have not exercised their right to elect an additional director.

Dr. Samuel Sadove, a director of the Company, performs consulting services for the Company. The Company paid Dr. Sadove $6,443 for such services in the 2001 period.

The Company believes that all transactions entered into by the Company with its officers, directors and principal stockholders have been on terms no less favorable to the Company than those available from unrelated third parties. See
Item 11-"Executive Compensation."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)     Set forth below are all exhibits to this Transition Report on Form 10-K.

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

10.04 1997 Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-22499) filed with the SEC on February 27, 1997).

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

21.01   Subsidiaries of the Company.

23.01   Consent of Deloitte & Touche LLP.

(b) There were no reports on Form 8-K filed during the period from May 1, 2001 through July 3, 2001.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                                TABLE OF CONTENTS

                                                                       Page
                                                                    ----------
Independent Auditors' Report                                            32

Consolidated Balance Sheet as of July 3, 2001                           33

Consolidated Statement of Operations for the period from
  May 1, 2001 through July 3, 2001                                      34

Consolidated Statement of Stockholders' Deficiency for the
  period from May 1, 2001 through July 3, 2001                          35

Consolidated Statement of Cash Flows for the period from
  May 1, 2001 through July 3, 2001                                      36

Notes to Consolidated Financial Statements                        37 to 48

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.
Bay Shore, New York

We have audited the accompanying consolidated balance sheet of Windswept Environmental Group, Inc. and Subsidiaries (the "Company") as of July 3, 2001 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the period from May 1, 2001 through July 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 3, 2001, and the results of their operations and their cash flows for the period from May 1, 2001 through July 3, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Deloitte & Touche, LLP

Jericho, New York
October 11, 2001

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JULY 3, 2001

ASSETS:

CURRENT ASSETS:
  Cash                                                                                $     323,732
  Accounts receivable, net of allowance for doubtful accounts of $570,409 (Note 1)        5,581,883
   Inventory                                                                                208,064
   Costs and estimated earnings in excess of billings on uncompleted contracts              686,528
   Prepaid expenses and other current assets                                                122,172
                                                                                      --------------
      Total current assets                                                                6,922,379

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
  of $3,887,920 (Note 4)                                                                  1,118,382

OTHER ASSETS (Notes 1 and 6)                                                                151,807
                                                                                      --------------
TOTAL                                                                                   $ 8,192,568
                                                                                      ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable                                                                   $   1,150,987
   Accrued expenses (Notes 5 and 14)                                                      1,816,441
   Short-term notes payable (Notes 3 and 14)                                              1,200,000
   Billings in excess of cost and estimated earnings on uncompleted contracts               525,359
   Accrued payroll and related fringe benefits                                              568,741
   Current portion of convertible notes (Note 6)                                            680,000
   Income taxes payable (Note 9)                                                            531,714
   Other current liabilities                                                                406,174
                                                                                      --------------
      Total current liabilities                                                           6,879,416
                                                                                      --------------

CONVERTIBLE NOTES (Notes 2, 6 and 14)                                                     2,100,000
                                                                                      --------------
OTHER LONG-TERM LIABILITIES                                                                  14,250
                                                                                      --------------
COMMITMENTS AND CONTINGENCIES (Notes 11 and 15)

REDEEMABLE COMMON STOCK (Note 8)                                                            386,058
                                                                                      --------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000
   shares authorized; 1,300,000 shares outstanding (Notes 7 and 14)                       1,300,000
                                                                                      --------------

STOCKHOLDERS' DEFICIT:
Series B preferred stock - $.01 par value; 50,000 shares authorized; 9,346
shares outstanding (Note 2)                                                                      93
Nondesignated preferred stock, no par value; 8,650,000 shares authorized;
  0 shares outstanding                                                                            -
Common stock, $.0001 par value; 100,000,000 shares authorized; 38,481,254 shares
   outstanding (Notes 2 and 12)                                                               3,848
Additional paid-in capital                                                               31,717,198
Accumulated deficit                                                                     (34,208,295)
                                                                                      -------------
      Total stockholders' deficit                                                        (2,487,156)

TOTAL                                                                                 $   8,192,568
                                                                                      ==============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM MAY 1, 2001 THROUGH JULY 3, 2001

Revenues                                                                            $  2,322,511

Cost of revenues                                                                       2,414,195
                                                                                    -------------

Gross margin                                                                             (91,684)

Operating expenses (income):
   Selling, general and administrative expenses (Notes 11 and 14)                        780,381
   Benefit related to variable accounting treatment for officer options (Note 8)         (44,189)
                                                                                    -------------
      Total operating expenses                                                           736,192
                                                                                    -------------
Loss from operations                                                                    (827,876)
                                                                                    -------------
Other expense (income):
   Interest expense (Notes 6, 7 and 14)                                                   46,686
   Other income, net (Note 10)                                                          (154,259)
                                                                                    -------------
      Total other income                                                                (107,573)
                                                                                    -------------

Loss before provision for income taxes                                                  (720,303)

Provision for income taxes (Note 9)                                                            -
                                                                                    -------------

Net loss                                                                                (720,303)

Dividends on Series A Redeemable Convertible Preferred Stock (Note 7)                     13,000
                                                                                    -------------

Net loss attributable to common shareholders                                        $   (733,303)
                                                                                    =============

Basic and diluted net loss per common share                                         $       (.02)
                                                                                    =============

Weighted average number of common shares outstanding                                  38,481,254
                                                                                    =============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
              FOR THE PERIOD FROM MAY 1, 2001 THROUGH JULY 3, 2001

                                   Preferred Stock     Common Stock
                                   ---------------     ------------
                                   Number                                     Additional
                                     of      Par     Number of      Par         Paid-in    Accumulated
                                   Shares   Value      Shares      Value        Capital       Deficit          Total
                                   ------   -----      ------      -----        -------       -------          -----
Balance at May 1, 2001             9,346     $93     38,481,254    $3,848     $31,730,198   $(33,487,992)   $(1,753,853)

Dividends on preferred stock           -       -              -         -         (13,000)             -        (13,000)
Net loss and comprehensive loss        -       -              -         -               -       (720,303)      (720,303)
                                   -----     ---     ----------    ------     ------------  -------------   ------------
Balance at July 3, 2001            9,346     $93     38,481,254    $3,848     $31,717,198   $(34,208,295)   $(2,487,156)


See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM MAY 1, 2001 THROUGH JULY 3, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $(720,303)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                       121,111
      Provision for doubtful accounts                                                     188,952
      Gain on sale of fixed assets                                                       (154,261)
      Compensation related to officer options and redeemable common stock                 (44,189)
   Changes in operating assets and liabilities:
      Accounts receivable                                                                (231,799)
      Inventories                                                                         (68,248)
      Costs and estimated earnings in excess of billings on uncompleted contracts         121,868
      Prepaid and other current assets                                                     14,061
      Other assets                                                                          6,772
      Accounts payable and accrued expenses                                               (47,665)
      Payroll and sales tax payable                                                        81,085
      Income taxes payable                                                               (199,648)
      Other current liabilities                                                           (12,546)
      Billings in excess of costs and estimated earnings in uncompleted contracts         182,896
                                                                                        ----------
NET CASH USED IN OPERATING ACTIVITIES                                                    (761,914)
                                                                                        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                                              (16,344)
   Sale of fixed assets                                                                   249,878
                                                                                        ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 233,534
                                                                                        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                   (13,976)
   Proceeds from short-term notes payable                                                 250,000
                                                                                        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 236,024
                                                                                        ----------

NET DECREASE IN CASH                                                                     (292,356)

CASH - BEGINNING OF PERIOD                                                                616,088
                                                                                        ----------
CASH - END OF PERIOD                                                                    $ 323,732
                                                                                        ==========

Cash paid during the period for :
Interest                                                                                $   2,504
                                                                                        ==========
Taxes                                                                                   $ 200,000
                                                                                        ==========

Non cash financing activities:
Issuance of redeemable preferred stock dividend                                         $  13,000
                                                                                        ==========

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE PERIOD FROM MAY 1, 2001 THROUGH JULY 3, 2001

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Windswept Environmental Group, Inc. and its subsidiaries (the "Company") provides a broad range of environmental services through vertically integrated businesses in the areas of hazardous waste remediation, asbestos removal, mold removal, lead clean-up, emergency spill response and laboratory testing and training. In providing a turnkey environmental solution, the Company also provides demolition, renovation and other general construction services. The Company provides these services to a diversified customer base located primarily in the Northeastern United States. The Company's operations are conducted in a single business segment - environmental services.

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

         INVENTORY

         Inventory consists entirely of finished goods (materials and supplies utilized on the Company's remediation projects) and is recorded at the lower of cost (first-in, first-out) or market.

         PROPERTY AND EQUIPMENT

         Property and equipment, consisting of machinery and equipment, office furniture and equipment, trucks and vehicles, and leasehold improvements, are stated at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. The estimated useful lives of the related assets are generally three to ten years. Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be reasonable through the estimated future cash flows from the use of the assets. There were no impairment charges for the period May 1, 2001 through July 3, 2001.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company establishes an allowance for accounts receivable based upon factors such as the credit risk of specific customers, historical trends and other information.

         The activity within the allowance for doubtful accounts for the period from May 1, 2001 through July 3, 2001 is as follows:

        Balance, beginning of period                    $ 381,457
        Charged to costs and expenses                     200,038
        Deductions                                        (16,205)
        Recoveries                                          5,119
                                                        ----------
        Balance, end of period                          $ 570,409
                                                        ==========

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

         DEBT ISSUANCE COSTS

         The costs related to the issuance of the convertible notes (See Notes 2 and 6) totaling $203,168, have been capitalized and are included in other assets. Debt issue costs are amortized using the straight-line method over the term of the related debt. Amortization of debt issuance costs was $6,772 during the period from May 1, 2001 through July 3, 2001.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of July 3, 2001, the carrying value of cash, accounts receivable, accounts payable and notes payable and current maturities of long-term debt approximated fair value because of their short maturity. Based on a closing market price of the Company's common stock of $.18 at July 3, 2001, and the conversion provisions of the underlying instruments, the fair value of the Convertible Notes was $5,530,265 and the fair value of the Series A Redeemable Preferred Stock was $234,000. The Company believes that an undetermined discount for lack of liquidity would be appropriate due to the large amount of stock that would be issuable upon conversion.

         NEW ACCOUNTING PRONOUNCEMENTS

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

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

         CHANGE IN FISCAL YEAR

         On July 27, 2001, the Board of Directors voted to change the Company's fiscal year to a 52-53 week fiscal year ending on the Tuesday nearest June 30. Each fiscal year shall generally be comprised of four 13-week quarters, each containing two four-week months followed by one five-week month.

         Unaudited consolidated statement of operations data for the period from May 1, 2000 through June 30, 2000 is as follows:

                   Revenues                               $2,003,331
                   Gross Profit                           $  256,794
                   Provision for income taxes             $        -
                   Net loss                               $ (653,344)
                   Net loss per share                     $     (.02)

2.       SALE OF CONTROLLING INTEREST AND REFINANCING

         On October 26, 1999, the Board of Directors of the Company created a class of 50,000 shares of preferred stock, par value $.01 per share, designated as the Series B Convertible Preferred Stock (the "Series B Preferred"). Each share of Series B Preferred has a liquidation preference of $79.04, is initially convertible into 1,000 shares of Common Stock, par value $.0001 per share, of the Company (the "Common Stock") (subject to adjustment) and is entitled to cast 1,000 votes, together with the Common Stock and the Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred") (see Note
         7), on any matters subject to a vote of the holders of the Common
         Stock.

         On October 29, 1999, the Company entered into a subscription agreement with Spotless Plastics (USA), Inc. ("Spotless"), a Delaware corporation, pursuant to which the Company sold to Windswept Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and a wholly-owned subsidiary of Spotless, 22,284,683 shares (the "Acquisition Corp. Common Shares") of Common Stock, and 9,346 shares of Series B Preferred, for an aggregate subscription price of $2,500,000 or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred. As of July 3, 2001, the Acquisition Corp. Common Shares represented approximately 58% of the outstanding Common Stock and the Acquisition Corp. Common Shares and Series B Preferred shares collectively represented approximately 66% of the voting power of the outstanding securities of the Company.

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

         As a result of the conversion features of the Series B Preferred and the Note, as of July 3, 2001, if Acquisition Corp. were to convert its Series B Preferred shares into Common Stock and Spotless were to convert all of the outstanding $2 million principal amount and $228,438 accrued and unpaid interest under the Note into Common Stock, Acquisition Corp. and Spotless would collectively own 59,825,192 shares, or approximately 79%, of the then issued and outstanding shares of Common Stock.

         See Note 14 for information regarding related party transactions.

3.       LIQUIDITY AND BUSINESS RISKS

         As of July 3, 2001, the Company had a stockholders' deficit of $2,487,156 and an accumulated deficit of $34,208,295. The Company has financed its operations to date primarily through issuance of debt and equity securities. As of July 3, 2001, the Company had $323,732 in cash. As of July 3, 2001, the Company had working capital of $42,963. In addition, as of July 3, 2001, the Company was in arrears with respect to preferred stock dividends plus interest of approximately $149,000. The Company also has $680,000 principal amount of convertible notes that will be due in full on March 15, 2002. In the opinion of management, the Company will have sufficient working capital to fund current operations and repay the convertible notes and any related accrued interest on March 15, 2002, however, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash which may result in the Company not making payment on the convertible notes when they become due on March 15, 2002. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless to satisfy the convertible notes when they become due, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

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

         During fiscal 2001, in order to address cash flow and operational concerns, the Company borrowed and repaid an additional $1,000,000 from Spotless. Subsequently in fiscal 2001, the Company also borrowed an additional $450,000 from Spotless pursuant to an existing short-term note payable. The increased borrowings from Spotless and the cash generated by a large mold remediation project significantly improved the Company's liquidity.

         During the period from May 1, 2001 through July 3, 2001, in order to address cash flow and operational concerns, the Company borrowed $250,000 from Spotless. A balance of $1,200,000 in loans from Spotless was outstanding as of July 3, 2001. Subsequent to July 3, 2001, the Company borrowed an additional $1,000,000 from Spotless for working capital needs. All borrowings from Spotless bear interest at LIBOR plus 1 percent. As of July 3, 2001, interest of $27,479 was accrued on these borrowings.

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

4.       PROPERTY AND EQUIPMENT

         Property and equipment as of July 3, 2001 consists of the following:

         Machinery and equipment                        $3,015,803
         Office furniture and equipment                    321,589
         Vehicles                                        1,142,628
         Leasehold improvements                            526,282
                                                        -----------
                                                         5,006,302

         Less: accumulated depreciation and
         amortization                                    3,887,920
                                                        -----------
                                                        $1,118,382
                                                        ===========

         Depreciation and amortization expense was $127,883 in the period from May 1, 2001 through July 3, 2001.

5.       ACCRUED EXPENSES

         Accrued expenses at July 3, 2001 consist of the following:

         Workers compensation premiums and
            insurance adjustments                       $ 676,433
         Interest and preferred stock dividends           525,903
         Litigation reserves (See Note 15)                310,417
         Professional fees                                201,202
         Other                                            102,486
                                                        ----------
                                                        $1,816,441

6.       CONVERTIBLE NOTES

         On October 29, 1999, in connection with the sale of controlling interest of the Company (see Note 2), the Company and all of its subsidiaries (the "Obligors") borrowed $2,000,000 from Spotless pursuant to a secured convertible promissory note (the "Note") that bears interest at a rate equal to LIBOR plus 1 percent. The Note matures on October 29, 2004, and is convertible into either 25,304,352 shares of Common Stock or 25,305 shares of Series B Preferred. Additionally, Spotless has the right to defer the maturity date of the Note for one year. At July 3, 2001, the common shares issuable upon conversion of the Note would represent approximately 40% of the Company's issued and outstanding common shares. In connection with the Note, each of the Obligors granted Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999. Debt issuance costs of $29,512 related to the Note are capitalized and included in other assets in the accompanying consolidated balance sheet.

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

         In fiscal 1997, a director of the Company loaned the Company $100,000 and was issued a 12% convertible promissory note providing for, at the option of the note holder, the conversion of the principal and accrued and unpaid interest at the rate of $.25 per share of Common Stock. On December 31, 1997, the conversion price was adjusted to $0.15 per share of Common Stock. As of July 3, 2001, an aggregate of 1,169,894 shares of Common Stock are issuable upon conversion of the principal and accrued and unpaid interest of this convertible promissory note. The Company has included accrued and unpaid interest of $75,484 in accrued expenses as of July 3, 2001 (see Note 14).

7.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

         In March 1998, the holders of the RCPS exercised their right to elect one member to the Board and vote together with common stockholders on the election of additional Directors and all other Company matters. Each share of RCPS has one vote per share.

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

         The liquidation value of the RCPS at July 3, 2001 was $1,448,671.

8.       REDEEMABLE COMMON STOCK

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

         The Company recorded $44,189 of compensation benefit relating to the redeemable common stock in the period from May 1, 2001 through July 3, 2001.

9.       INCOME TAXES

         No provision for income taxes was recorded during the period from May 1, 2001 through July 3, 2001 due to net losses incurred. At July 3, 2001, the Company has net operating loss carryforwards for tax purposes of approximately $1,747,000 that expire through 2020.

         The Company's effective tax rate for the period from May 1, 2001 through July 3, 2001 differs from the federal statutory rate as a result of the following:

         Statutory United States federal tax rate               (34.0)%
         State income taxes, net of federal benefit                0.0%
         Valuation allowance                                      31.5%
         Other                                                     2.5%
                                                                -------
                                                                   0.0%
                                                                =======

         Deferred tax assets consist of the following components at July 3, 2001:

         Net operating loss carryforwards                       $  594,000
         Reserves                                                  358,000
         Deferred compensation                                     163,000
         Other, net                                                141,000
                                                                -----------
                                                                 1,256,000
         Less: Valuation allowance                               1,256,000
                                                                -----------
         Net deferred tax asset                                 $        -
                                                                ===========

         At July 3, 2001, the Company has provided a full valuation allowance against the gross deferred tax asset. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be realized.

10.      OTHER INCOME

         Included in other income for the period from May 1, 2001 through July 3, 2001 is approximately $154,000 gain from the sale of substantially all of NYTL assets.

11.      COMMITMENTS

         Future minimum lease payments under noncancellable operating leases for office space and equipment as of July 3, 2001 are as follows:

                          Fiscal Years Ending,
                ------------------------------------------
                July 2, 2002                                    $  354,132
                July 1, 2003                                       338,578
                June 29, 2004                                      352,120
                June 28, 2005                                      366,204
                June 27, 2006                                      380,848
                July 3, 2007                                       327,890
                                                                -----------
                 Total future minimum lease payments            $2,119,772
                                                                ===========

         Total rental expense was $33,659 for the period from May 1, 2001 through July 3, 2001.

         On October 29, 1999, the Company entered into the Employment Agreement with Michael O'Reilly (see Note 18).

12.      STOCK ISSUANCES

         During the period from May 1, 2001 through July 3, 2001, the Company did not issue any shares of common or preferred stock.

13.      STOCK OPTIONS

         As of July 3, 2001, 1,791,764 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 5,208,236 shares were available for future grant under the Company's three stock option plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. As of July 3, 2001, 11,372,635 shares of common stock were reserved for issuance upon the exercise of options then outstanding that were not covered under the Company's three stock option plans. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of the grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to five years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

         The summary of the status of the Company's outstanding stock options for the period from May 1, 2001 through July 3, 2001 is presented below:

                                                    Employees         Weighted                         Weighted
                                                       and            Average           Non-           Average
                                                    Directors         Exercise        Employee         Exercise
                                                     Options           Price           Options          Price
                                                   -------------    -------------   ------------    -------------
         Outstanding at May 1, 2001 and July
         3, 2001                                    13,164,399          $.13           248,100           $.21
                                                    ==========          ====           =======           ====

         Options exercisable at July 3, 2001         8,409,352          $.16           248,100           $.21
                                                    ==========          ====           =======           ====

                                         Weighted
                                         Average
   Range of              Number         Remaining        Weighted           Number          Weighted
   Exercise           Outstanding      Contractual        Average       Exercisable at       Average
    Prices          at July 3, 2001    Life (years)    Exercise Price    July 3, 2001    Exercise Price
    ------          ---------------    ------------    --------------    ------------    --------------
      $.01             2,000,000           3.50             $.01           2,000,000          $.01
      $.08             5,486,309           2.96             $.08             891,571          $.08
      $.11 - $.19      1,136,221           2.98             $.17           1,136,221          $.17
      $.22             3,481,560           1.37             $.22           3,481,560          $.22
      $.31 - $.40      1,060,309           2.44             $.34             900,000          $.34

           The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net loss and net loss per share would be $(880,065) and $(0.02) for the period from May 1, 2001 through July 3, 2001. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 173%, no dividend yield, an expected life of two to five years for all options and a weighted average risk free interest rate of 5.8 percent.

14.      RELATED PARTY TRANSACTIONS

         During the period from May 1, 2001 through July 3, 2001, the Company borrowed $250,000 from Spotless for working capital requirements. There was a balance of $1,200,000 in loans from Spotless outstanding as of July 3, 2001. All borrowings bear interest at LIBOR plus 1 percent. As of July 3, 2001, interest of $27,479 was accrued on these borrowings.

         Subsequent to July 3, 2001, the Company borrowed an additional $1,000,000 from Spotless for working capital requirements.

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

         In February 1997, the Company issued 650,000 shares of RCPS to a director of the Company and an additional 650,000 shares of RCPS to a partner of such director (see Note 7). In the period from May 1, 2001 through July 3, 2001, no dividends or interest was paid. At July 3, 2001, accrued expenses included $148,671 of dividend and interest arrearages owed to this director and his partner.

         In fiscal 1997, a director of the Company loaned the Company $100,000 and was issued a 12% convertible promissory note providing for, at the option of the note holder, the conversion of the principal and accrued and unpaid interest at the rate of $.25 per share of Common Stock. On December 31, 1997, the conversion price was adjusted to $0.15 per share of Common Stock. As of July 3, 2001, an aggregate of 1,169,894 shares of Common Stock are issuable upon conversion of the principal and accrued and unpaid interest of this convertible promissory note. The Company has included accrued and unpaid interest of $75,484 in accrued expenses as of July 3, 2001.

         The Company paid an outside director $6,443 for consulting services in the period from May 1, 2001 through July 3, 2001.

15.      CONTINGENCIES

         LITIGATION

         On October 12, 2001, Trade-Winds commenced an action in the New York State Supreme Court, County of New York, claiming that is entitled to approximately $1,060,000 of contractual billings relating to a large mold remediation project. The court has ordered that the record of this action be sealed. Management has not yet completed an assessment of this action.

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

         CONTRACTS

         In fiscal 2001, the Company signed a contract to perform various tasks at a site in Long Island, New York. As a result of the discovery of unusual subsoil conditions at the site, estimated contract completion costs have been revised. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs for the contract will be further revised in the near-term. The Company is in the process of negotiating additional contract change orders to address this condition. As of July 3, 2001, based upon the estimate to complete, the Company recognized a loss on this contract of approximately $84,000.

16.      MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

         During the period from May 1, 2001 through July 3, 2001, the Company recognized net sales to significant customers as set forth below:

               Major Customers
               ---------------
                 Customer A                             14%
                 Customer B                             13%
                 Customer C                              7%
                 Customer D                              5%

         At July 3, 2001, 50 percent of the Company's accounts receivable related to four customers.

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

         The Company is dependent upon its relationships and contracts with two customers that accounted for approximately 27% of its revenues in the period from May 1, 2001 through July 3, 2001. While the Company intends to increase the amount of work performed for entities other than these two customers, it expects to continue to be significantly dependent on these customers and/or the incurrence of large projects for the foreseeable future.

17.      NET LOSS PER SHARE

         The following table sets forth the computation of the basic and diluted net loss per share for the period from May 1, 2001 through July 3, 2001:

         Numerator:

            Net loss attributable to common shareholders          $  (733,303)


         Denominator:
            Shares used for basic and diluted loss per share       38,481,254

         Net loss per share:
            Basic and diluted                                           $(.02)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Dated:   October 24, 2001

                               WINDSWEPT ENVIRONMENTAL GROUP, INC.

                               By: /s/ Michael O'Reilly
                                   MICHAEL O'REILLY, President and Chief
                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Transition Report on Form 10-K has been signed on October 24, 2001 by the following persons, in the capacities indicated.

                               By: /s/ Michael O'Reilly
                                   MICHAEL O'REILLY, President, Chief
                                   Executive Officer and Director (Principal
                                   Executive Officer)

                               By: /s/ Charles L. Kelly, Jr.
                                   CHARLES L. KELLY, Jr.,
                                   Chief Financial Officer and Director
                                   (Principal Financial Officer)

                               By: /s/ Joseph Murphy
                                   JOSEPH MURPHY, Vice President - Finance &
                                   Administration (Principal Accounting Officer)

                               By: /s/ Samuel Sadove
                                   SAMUEL SADOVE, Director

                               By: /s/ Peter A. Wilson
                                   PETER A. WILSON, Chairman

                               By: /s/ Dr. Kevin Phillips
                                   DR. KEVIN PHILLIPS, Director

                               By: /s/ Anthony Towell
                                   ANTHONY TOWELL, Director

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

Exhibit
Number                             Description

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

10.04 1997 Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-22499) filed with the SEC on February 27, 1997).

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