Form 10-Q
period 2001-10-02
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2001-11-16
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2001, OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____.

                         Commission File Number: 0-17072

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                              11-2844247
     --------                                              ----------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     100 Sweeneydale Avenue, Bay Shore, New York           11706
     -------------------------------------------           -----
     (Address of principle executive offices)              (Zip Code)

                                 (631) 434-1300
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of Common Stock, par value $.0001, outstanding on November 2, 2001 was 38,544,334.

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        OCTOBER 2, 2001 AND JULY 3, 2001

                                                                                                     October 2,          July 3,
                                                                                                        2001              2001
                                                                                                    (Unaudited)
                                                                                                  ---------------    ---------------
  ASSETS:
  CURRENT ASSETS:
     Cash                                                                                         $      777,950     $      323,732
     Accounts receivable, net of allowance for doubtful accounts of $605,088 and $570,409,             8,150,376          5,581,883
  respectively
     Inventories                                                                                         230,403            208,064
     Costs and estimated earnings in excess of billings on uncompleted contracts                         580,958            686,528
     Prepaid expenses and other current assets                                                           106,838            122,172
                                                                                                  ---------------    ---------------
     Total current assets                                                                              9,846,525          6,922,379

  PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $4,059,751
     and $3,887,920, respectively                                                                      1,095,219          1,118,382

  OTHER ASSETS                                                                                           140,649            151,807
                                                                                                  ---------------    ---------------

  TOTAL                                                                                           $   11,082,393     $    8,192,568
                                                                                                  ===============    ===============

  LIABILITIES AND STOCKHOLDERS' DEFICIT:
  CURRENT LIABILITIES:
     Accounts payable                                                                             $      989,633     $    1,150,987
     Accrued expenses                                                                                  2,439,639          1,816,441
     Short-term notes payable                                                                          1,700,000          1,200,000
     Billings in excess of cost and estimated earnings on uncompleted contracts                          390,311            525,359
     Accrued payroll and related fringes                                                               1,007,274            568,741
     Current portion of convertible notes                                                                680,000            680,000
     Income taxes payable                                                                                897,679            531,714
     Other current liabilities                                                                           655,045            406,174
                                                                                                  ---------------    ---------------
     Total current liabilities                                                                         8,759,581          6,879,416
                                                                                                  ---------------    ---------------

  CONVERTIBLE NOTES                                                                                    2,100,000          2,100,000
                                                                                                  ---------------    ---------------

  OTHER LONG-TERM LIABILITIES                                                                             39,811             14,250
                                                                                                  ---------------    ---------------

  COMMITMENTS AND CONTINGENCIES

  REDEEMABLE COMMON STOCK                                                                                626,503            386,058
                                                                                                  ---------------    ---------------


  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
     authorized; 1,300,000 shares outstanding at October 2, 2001 and July 3, 2001                      1,300,000          1,300,000
                                                                                                  ---------------    ---------------

  STOCKHOLDERS' DEFICIT:
     Series B convertible preferred stock, $.01 par value; 50,000 shares authorized; 9,346
  shares                                                                                                      93                 93
     outstanding at October 2, 2001 and July 3, 2001
     Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares                   -                  -
  outstanding
     Common stock, $.0001 par value; 100,000,000 shares authorized; 38,481,254 shares
  outstanding at                                                                                           3,848              3,848
     October 2, 2001 and July 3, 2001
     Additional paid-in-capital                                                                       31,697,698         31,717,198
     Accumulated deficit                                                                             (33,445,141)       (34,208,295)
                                                                                                  ---------------    ---------------
     Total stockholders' deficit                                                                      (1,743,502)        (2,487,156)
                                                                                                  ---------------    ---------------

  TOTAL                                                                                           $   11,082,393     $    8,192,568
                                                                                                  ===============    ===============

  See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Thirteen Weeks Ended
                                                                --------------------------------
                                                                   October 2,       October 3,
                                                                     2001              2000
                                                                ---------------  ---------------
   Revenues                                                    $     7,735,074   $    3,045,164

    Cost of revenues                                                 5,320,533        2,094,230
                                                                ---------------  ---------------

    Gross profit                                                     2,414,541          950,934
                                                                ---------------  ---------------

    Operating expenses:
    Selling, general and administrative expenses                       974,151          967,033
    Expense (benefit) related to variable accounting
        treatment for officer options                                  240,445          (61,728)
                                                                ---------------  ---------------
       Total operating expenses                                      1,214,596          905,305
                                                                ---------------  ---------------

    Income from operations                                           1,199,945           45,629
                                                                ---------------  ---------------

    Other expense (income):
       Interest expense                                                 74,474           81,992
       Other, net                                                       (9,344)          (4,109)
                                                                ---------------  ---------------
       Total other expense                                              65,130           77,883
                                                                ---------------  ---------------

    Income (loss) before provision for income taxes                  1,134,815          (32,254)

    Provision for income taxes                                         371,662             -
                                                                ---------------  ---------------

    Net income (loss)                                                  763,153          (32,254)

    Dividends on Series A Redeemable Preferred Stock                  (19,500)          (19,500)
                                                                ---------------  ---------------

    Net income (loss) attributable to common
       shareholders                                             $      743,653   $      (51,754)
                                                                ===============  ===============

    Basic and diluted net income (loss) per common share:
    Basic                                                                 $.02            $(.00)
                                                                ===============  ===============
    Diluted                                                               $.01            $(.00)
                                                                ===============  ===============

    Weighted average number of common shares outstanding:
    Basic                                                           38,481,254       38,456,254
                                                                ===============  ===============
    Diluted                                                         77,068,312       38,456,254
                                                                ===============  ===============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Thirteen Weeks Ended
                                                                ---------------------------------
                                                                   October 2,        October 3,
                                                                      2001              2000
                                                                ---------------   ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                        $      763,153    $      (32,254)
       Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
          Depreciation and amortization                                182,989           221,449
          Provision for doubtful accounts                               34,679            49,000
          Compensation related to officer options and
             redeemable common stock                                   240,445           (61,728)
       Changes in operating assets and liabilities:
          Accounts receivable                                       (2,603,172)         (680,344)
          Inventories                                                  (22,339)           36,817
          Costs and estimated earnings in excess of billings
             on uncompleted contracts                                  105,570          (426,747)
          Prepaid and other current assets                              15,334           146,699
          Other assets                                                       -              (985)
          Accounts payable and accrued expenses                        442,345           169,095
          Accrued payroll and related fringes                          438,533           (21,750)
          Income taxes payable                                         365,965             2,356
          Other current liabilities                                    262,045           (75,501)
          Billings in excess of costs and estimated earnings
             on uncompleted contracts                                 (135,048)         (151,063)
                                                                ---------------   ---------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 90,499          (824,956)
                                                                ---------------   ---------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of fixed assets                                      (148,668)          (49,918)
                                                                ---------------   ---------------
    NET CASH USED IN INVESTING ACTIVITIES                             (148,668)          (49,918)
                                                                ---------------   ---------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of long-term debt                            (26,511)          (70,338)
       Proceeds from long-term debt                                     38,898                 -
       Proceeds from short-term notes payable                          500,000           500,000
                                                                ---------------   ---------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                          512,387           429,662
                                                                ---------------   ---------------

    NET INCREASE (DECREASE) IN CASH                                    454,218          (445,212)

    CASH - BEGINNING OF PERIOD                                         323,732           599,970
                                                                ---------------   ---------------

    CASH - END OF PERIOD                                        $      777,950    $      154,758
                                                                ===============   ===============

    Cash paid during the period for:
       Interest                                                        $51,452           $37,892
                                                                       ========          ========
       Taxes                                                           $ 4,417           $ 2,434
                                                                       ========          ========

    Non cash financing activities:
       Issuance of redeemable preferred stock dividend                 $19,500           $19,500
                                                                       ========          ========

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its wholly owned subsidiaries. The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for
     complete financial  statements.   In  the  opinion  of  the  Company,  all
     adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries as of October 2, 2001, the results of operations for the thirteen weeks ended October 2, 2001 and October 3, 2000 and cash flows for the thirteen weeks ended October 2, 2001 and October 3, 2000, have been included. Certain prior period amounts have been reclassified to conform with the October 2001 presentation.

     The results for the thirteen weeks ended October 2, 2001 and October 3, 2000 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the transition period from May 1, 2001 through July 3, 2001 and the Company's Form 10-K for the fiscal year ended April 30, 2001.

2. LIQUIDITY AND BUSINESS RISKS - As of October 2, 2001, the Company had a stockholders' deficit of $1,743,502 and an accumulated deficit of $33,445,141. The Company has financed its operations to date primarily through issuance of debt and equity securities and through short-term borrowings from its majority shareholder, Spotless Plastics (USA), Inc. ("Spotless"). As of October 2, 2001, the Company had $777,950 in cash. As of October 2, 2001, the Company had working capital of $1,086,944. In addition, as of October 2, 2001, the Company was in arrears with respect to preferred stock dividends plus interest of approximately $171,000. The Company also has $680,000 principal amount of convertible notes that will be due in full on March 15, 2002. In the opinion of management, the Company will have sufficient working capital to fund current operations and repay the convertible notes and any related accrued interest on March 15, 2002. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash, which may result in the Company not making payment on the convertible notes when they become due on March 15, 2002. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless to satisfy the convertible notes when they become due, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

     The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     After the terrorist attack on the World Trade Center on September 11, 2001, the demand for the Company's emergency and catastrophe response services increased dramatically. As a result of this increased demand, the Company recorded revenues of approximately $2,500,000 for remediation services performed in downtown Manhattan from September 13, 2001 through October 2, 2001. Due to favorable payment terms, all of this revenue was collected in October 2001. Additionally, the Company continued to perform services related to the terrorist attacks, with the same favorable payment terms, through October 2001. The Company believes that additional revenues from such services will be generated in the foreseeable future, although no assurances can be made as to the expected volume. The Company believes that the expected receipt of these revenues will favorably impact its liquidity.

     During the thirteen weeks ended October 2, 2001, in order to address cash flow and operational concerns and to fund the increased payroll that resulted from the greater level of work related to the World Trade Center
     attack,  the Company borrowed  $500,000  from  Spotless.   A  balance  of
     $1,700,000 in loans from Spotless was  outstanding  as of October 2, 2001.
     Subsequent  to  October  2,  2001,  the  Company   borrowed  an  additional
     $1,250,000 from Spotless to further fund the work related to the World Trade Center attacks. As a result of cash collected from the World Trade
     Center   projects,   the  Company repaid $1,250,000  of  principal  and
     approximately  $40,000  of  interest  to  Spotless  in  October

     2001. All borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent. As of October 2, 2001, interest of $32,139 was accrued on these borrowings.

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

3. PROVISION FOR INCOME TAXES - The provision for income taxes for the thirteen weeks ended October 2, 2001 consists of the following:

     Federal - current             $262,331
     State - current                109,331
                                   ---------
     Total                         $371,662
                                   =========

     The effective rate for income taxes differs from the statutory rates primarily as a result of the utilization of federal and state net operating loss carryforwards of approximately $555,000. At October 2, 2001, the Company had approximately $1,192,000 in net operating loss carryforwards for tax purposes which expire at various dates through 2020.

     No provision or benefit for income taxes was recorded for the thirteen weeks ended October 3, 2000 due to a net loss being incurred.

     Any deferred tax assets that may have arisen during the periods would have a full valuation allowance provided against such asset.

4. INCOME (LOSS) PER COMMON SHARE - The calculation of basic and diluted income (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

     The number of shares used in computing basic income (loss) per share was 38,481,254 and 38,456,254 shares for the thirteen weeks ended October 2, 2001 and October 3, 2000, respectively. The number of shares used in computing diluted income (loss) per share was 77,068,312 and 38,456,254 shares for the thirteen weeks ended October 2, 2001 and October 3, 2000, respectively.

     The following table sets forth the computation of the basic and diluted net loss per share for the thirteen weeks ended October 2, 2001 and October 3, 2000, respectively:

                                                        ------------------------------
                                                          October 2,       October 3,
                                                            2001              2000
                                                        -------------    -------------
     Numerator:
       Net income (loss) attributable to common             $743,653         $(51,754)
         shareholders
       Add interest and amortization on
         convertible notes                                    31,992             -
                                                        -------------    -------------
                                                            $775,645         $(51,754)
                                                        =============    =============

     Denominator:
       Share reconciliation:
         Shares used for basic income
           (loss) per share                               38,481,254       38,456,254
       Effect of dilutive items:
         Stock options                                     2,764,966             -
         Convertible securities                           35,822,092             -
                                                        -------------    -------------
       Shares used for dilutive income
         (loss) per share                                 77,068,312       38,456,254
                                                        =============    =============

     Net income (loss) per share:
       Basic                                                    $.02            $(.00)
                                                        =============    =============
       Diluted                                                  $.01            $(.00)
                                                        =============    =============

5.   CONTINGENCIES  -  On  October  12,  2001,   Trade-Winds   Environmental
     Restoration, Inc. ("Trade-Winds"), a wholly-owned subsidiary of the Company, commenced an action in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $1,060,000 of contractual billings relating to a large mold remediation project. The court has ordered that the record of this action be sealed. Management has not yet completed an assessment of this action.

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

     The Company signed a contract to perform various tasks at a site in Long Island, New York. As a result of the discovery of unusual subsoil conditions at the site, estimated contract completion costs have been revised. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that completion costs for the contract will be further revised in the near-term. The Company is in the process of negotiating additional contract change orders to address this condition. As of October 2, 2001, based upon the estimate to complete, the Company recognized a loss on this contract of approximately $84,000.

6.   RECENT  ACCOUNTING   PRONOUNCEMENTS  -  In  June  2001,  the  Financial
     Accounting  Standards  Board  ("FASB")   issued   Statement  of  Financial
     Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the fiscal year beginning July 2, 2002 and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

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

7. SUBSEQUENT EVENTS - On November 16, 2001, the Company exchanged $1,700,000 of short-term notes payable for a demand promissory note payable to Spotless that is secured by the Company's assets and the assets of its subsidiaries, pursuant to amendments to existing security agreements between each of the Company and its subsidiaries and Spotless. The promissory note has an original principal amount of $1,700,000 and accrues interest at the rate of LIBOR plus one percent (1%) per annum. Spotless may, but is under no obligation to, lend additional amounts to the Company under this secured promissory note.

     On November 16, 2001, Spotless exercised its right to convert all principal and accrued and unpaid interest on the $2,000,000 Convertible Promissory Note (the "Convertible Note") issued to it by the Company in October 1999. As of the date of conversion, the principal amount of $2,000,000 remained outstanding under the Convertible Note, and $256,951 in unpaid interest had accrued. As a result, upon conversion, the Company issued 28,555,250 shares of its common stock to Spotless and the Company's obligations to Spotless in the aggregate amount of $2,256,951 were satisfied.

     Additionally, on November 16, 2001, Spotless's wholly owned subsidiary, Windswept Acquisition Corp. ("Acquisition Corp."), exercised its right to convert all 9,346 shares of the Company's Series B Preferred Stock that the Company issued to it in October 1999. As a result of such conversion, in
     accordance  with  the  terms  of  Company's   Series  B  preferred stock,
     Acquisition Corp. was issued 10,495,174 shares of the Company's common stock.

     After giving effect to these conversions, Spotless currently beneficially owns 61,335,107 shares of the Company's common stock, which represents approximately 79% of the Company's issued and outstanding shares of common stock.

     As a result of the conversion of the Convertible Note, options to purchase 2,811,575 shares of the Company's common stock held by Michael O'Reilly, the President and Chief Executive Officer of the Company, immediately vested, pursuant to the terms of an option agreement between the Company and Mr. O'Reilly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements - Statements contained in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

       - the market acceptance and amount of sales of the Company's services,
       -     the Company's success in increasing revenues and reducing expenses,
       - the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services the Company provides,
       - the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation,
       - the competitive environment within the industries in which the Company operates,
       -     the Company's ability to raise additional capital,
       - the Company's ability to attract and retain qualified personnel, and
       - the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-Q and in the Company's Transition Report on Form 10-K for the period from May 1, 2001 through July 3, 2001 and the Company's Annual Report on Form
             10-K for the fiscal year ended April 30,2001.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 2, 2001 AND OCTOBER 3, 2000

Revenue

Total revenues for the thirteen weeks ended October 2, 2001 ("the 2001 period") increased by $4,689,910, or approximately 154%, to $7,735,074 from $3,045,164 for the thirteen weeks ended October 3, 2000 ("the 2000 period"). Revenues in the Company's Trade-Winds subsidiary increased $5,046,586 to $7,562,761 in the 2001 period from $2,516,175 in the 2000 period. The increase in Trade-Winds revenues of $5,046,586 was primarily attributable to approximately $2,500,000 related to remediation work performed in the vicinity of the World Trade Center as a result of the terrorist attack on September 11, 2001, approximately $1,500,000 in revenues from a mold remediation contract related to a tropical storm in Houston, Texas, increases in asbestos remediation projects of approximately $470,000, construction projects of approximately $295,000 and emergency spill response projects of approximately $300,000. Revenues in the Company's North Atlantic Laboratories, Inc. ("NAL") subsidiary decreased $129,588, or 44%, to $168,164 in the 2001 period from $297,752 in the 2000 period. Revenues in the Company's New York Testing Laboratories, Inc. ("NYT") subsidiary decreased $227,088 to $4,149 in the 2001 period from $231,237 in the 2000 period, due to the discontinuance of NYT operations.

Cost of Revenues

Cost of revenues increased $3,226,303 to $5,320,533 in the 2001 period as compared to $2,094,230 in the 2000 period. The increase of $3,226,303, or 154%, was primarily attributable to the costs associated with a mold remediation contract related to a tropical storm in Houston, Texas and costs associated with remediation work performed in the vicinity of the World Trade Center as a result of the terrorist attack on September 11, 2001. The remaining increase in cost of revenues was a function of the increase in revenues in the period. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $7,118 to $974,151 in the 2001 period from $967,033 in the 2000 period, and constituted approximately 13% and 32% of revenues in the 2001 and 2000 periods, respectively.

Expense (Benefit) Related to Variable Accounting Treatment for Officer Options

Under the terms of an employment agreement and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The expense related to variable accounting treatment for officer options increased by $302,173 to an expense of $240,445 in the 2001 period from a benefit of $(61,728) in the 2000 period. This was due to a change in the market price of the Company's Common Stock and an increase in the number of vested options outstanding. Due to the terms of the options, changes in the market price of the Company's Common Stock, in either direction, result in a corresponding expense or benefit.

Interest Expense

Interest expense decreased by $7,518, or 9%, in the 2001 period to $74,474 from $81,992 in the 2000 period. The decrease in interest expense was primarily attributable to reductions in LIBOR.

LIQUIDITY AND CAPITAL RESOURCES

As of October 2, 2001, the Company had a stockholders' deficit of $1,743,502 and an accumulated deficit of $33,445,141. The Company has financed its operations to date primarily through issuance of debt and equity securities and through short-term borrowings from its majority shareholder, Spotless Plastics (USA), Inc.("Spotless"). As of October 2, 2001, the Company had $777,950 in cash. As of October 2, 2001, the Company had working capital of $1,086,944. In addition, as of October 2, 2001, the Company was in arrears with respect to preferred stock dividends plus interest of approximately $171,000. The Company also has $680,000 principal amount of convertible notes that will be due in full on March 15, 2002. In the opinion of management, the Company will have sufficient working capital to fund current operations and repay the convertible notes and any related accrued interest on March 15, 2002. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash, which may result in the Company not making payment on the convertible notes when they become due on March 15, 2002. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless to satisfy the convertible notes when they become due, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

After the terrorist attack on the World Trade Center on September 11, 2001, the demand for the Company's emergency and catastrophe response services increased dramatically. As a result of this increased demand, the Company recorded revenues of approximately $2,500,000 for remediation services performed in downtown Manhattan from September 13, 2001 through October 2, 2001. Due to favorable payment terms, all of this revenue was collected in October 2001. Additionally, the Company continued to perform services related to the terrorist attacks, with the same favorable payment terms, through October 2001. The Company believes that additional revenues from such services will be generated in the foreseeable future, although no assurances can be made as to the expected volume. The Company believes that the expected receipt of these revenues will favorably impact its liquidity.

During the thirteen weeks ended October 2, 2001, in order to address cash flow and operational concerns and to fund the increased payroll that resulted from the greater level of work related to the World Trade Center attack, the Company borrowed $500,000 from Spotless. A balance of $1,700,000 in loans from Spotless was outstanding as of October 2, 2001. Subsequent to October 2, 2001, the Company borrowed an additional $1,250,000 from Spotless to further fund the work related to the World Trade Center attacks. As a result of cash collected from the World Trade Center projects, the Company repaid $1,250,000 of principal and approximately $40,000 of interest to Spotless in October 2001. All borrowings from Spotless bear interest at LIBOR plus 1 percent. As of October 2, 2001, interest of $32,139 was accrued on these borrowings.

On November 16, 2001, the Company exchanged $1,700,000 of short-term notes payable for a demand promissory note payable to Spotless that is secured by the Company's assets and the assets of its subsidiaries, pursuant to amendments to existing security agreements between each of the Company and its subsidiaries and Spotless. The promissory note has an original principal amount of $1,700,000 and accrues interest at the rate of LIBOR plus one percent (1%) per annum. Spotless may, but is under no obligation to, lend additional amounts to the Company under this secured promissory note.

On November 16, 2001, Spotless exercised its right to convert all principal and accrued and unpaid interest on the $2,000,000 Convertible Promissory Note (the "Convertible Note") issued to it by the Company in October 1999. As of the date of conversion, the principal amount of $2,000,000 remained outstanding under the Convertible Note, and $256,951 in unpaid interest had accrued. As a result, upon conversion, the Company issued 28,555,250 shares of its common stock to Spotless and the Company's obligations to Spotless in the aggregate amount of $2,256,951 were satisfied.

Additionally, on November 16, 2001, Spotless's wholly owned subsidiary, Windswept Acquisition Corp. ("Acquisition Corp."), exercised its right to convert all 9,346 shares of the Company's Series B Preferred Stock that the Company issued to it in October 1999. As a result of such conversion, in accordance with the terms of Company's Series B preferred stock, Acquisition Corp. was issued 10,495,174 shares of the Company's common stock.

As a result of the conversion of the Convertible Note, options to purchase 2,811,575 shares of the Company's common stock held by Michael O'Reilly, the President and Chief Executive Officer of the Company, immediately vested, pursuant to the terms of an option agreement between the Company and Mr. O'Reilly.

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

CASH FLOW

Net cash provided by operating activities was $90,499 in the 2001 period. Accounts receivable increased by $2,603,172 due to billings related to the World Trade Center work at the end of the period. Accounts payable and accrued expenses and accrued payroll increased $442,345 and $438,533, respectively, primarily as a result of the World Trade Center work at the end of the period. Cash used for capital expenditures was $148,668 in the 2001 period.

During the thirteen weeks ended October 2, 2001, in order to address cash flow and operational concerns and to fund the increased payroll that resulted from the greater level of work related to the World Trade Center attack, the Company borrowed $500,000 from Spotless. A balance of $1,700,000 in loans from Spotless was outstanding as of October 2, 2001. Subsequent to October 2, 2001, the Company borrowed an additional $1,250,000 from Spotless to further fund the work related to the World Trade Center attacks. As a result of cash collected from the World Trade Center projects, the Company repaid $1,250,000 of principal and approximately $40,000 of interest to Spotless in October 2001.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to potential loss from market risks that may occur as a result of changes in the market price of the Company's common stock (with respect to the variable accounting treatment of a put option for shares of common stock and common stock options held by an officer of the Company) and as a result of changes in interest rates (primarily with respect to its debt obligations to Spotless). As of October 2, 2001, there were no material changes to the market risk disclosure as reported in the Company's Transition Report on Form 10-K for the period ended July 3, 2001.


                           PART 2 - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

Reference is hereby made to Note 5 to the Consolidated Financial Statements in Part I - Item 1 above and to Item 3 of the Company's Transition Report on Form 10-K for the period from May 1, 2001 through July 3, 2001 and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries is party.

Item 2.    Changes in Securities
           ---------------------

Not applicable.

Item 3.    Defaults Upon Senior Securities
           -------------------------------

The Company is required to pay quarterly dividends on its Series A
Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred"), which dividends accrue from the initial date of issuance of the Series A Preferred, are cumulative and, if not paid when due, bear interest on the unpaid amount of the past due dividends at the prime rate published in The Wall Street Journal on the date the dividend was payable, plus 3%. The Company is currently in arrears on its Series A Preferred dividend payments and interest thereon in the aggregate amount of approximately $113,000. Under the terms of the Company's Certificate of Designations of the Series A Preferred, if the Company fails to make any four consecutive quarterly dividend payments on the Series A Preferred, the majority in interest of the holders of the Series A Preferred have the right to elect an additional director to the Company's Board of Directors, to serve as a director until such accrued and unpaid dividends have been paid in full. The Company failed to pay its fourth consecutive quarterly dividend payment on September 15, 2000 to the holders of the Series A Preferred. There can be no assurance when or if the Company will make any Series A Preferred dividend payments.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Not applicable

Item 5.    Other Information
           -----------------

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

      (a)  Exhibits:

           None

      (b)  Reports on Form 8-K

           On August 13, 2001, the Company filed with the SEC a current report on Form 8-K , as amended by Amendment No. 1 to Form 8-K on Form 8-K/A filed on September 20, 2001, reporting an Item 8 disclosure.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2001
                                      WINDSWEPT ENVIRONMENTAL GROUP, INC.




                                      By:   /s/ Michael O'Reilly
                                      MICHAEL O'REILLY,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                      By:   /s/ Charles L. Kelly, Jr.
                                      CHARLES L. KELLY, JR.
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                             100 Sweeneydale Avenue
                            Bay Shore, New York 11706

                            Telephone: (631) 434-1300
                            Facsimile: (631) 435-4773





                                             November 16, 2001


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

     Re:      Windswept Environmental Group, Inc. (the "Company")
              Form 10-Q for the Thirteen Weeks Ended October 2, 2001
              ------------------------------------------------------

Dear Sirs/Madams:

     Transmitted herewith for the filing pursuant to Rule 13a-13 and Rule 12b-15 promulgated under the Securities Exchange Act, as amended, is the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended October 2, 2001.

     Kindly direct any inquiry or comment with respect to the foregoing to the undersigned's attention.

                                             Very truly yours,
                                             Windswept Environmental Group, Inc.




                                             By:    /s/ Charles L. Kelly, Jr.
                                                CHARLES L. KELLY, JR.
                                                Chief Financial Officer