Form 10-Q
period 2002-01-01
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2002-02-13
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2002, OR

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of Common Stock, par value $.0001, outstanding on January 29, 2002 was 77,895,968.

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        JANUARY 1, 2002 AND JULY 3, 2001

                                                                                                     January 1,          July 3,
                                                                                                        2002              2001
                                                                                                    (Unaudited)
                                                                                                  ---------------    ---------------
ASSETS:

CURRENT ASSETS:
  Cash                                                                                             $  2,108,206      $    323,732
  Accounts receivable, net of allowance for doubtful accounts of $724,509 and $570,409,
    respectively                                                                                      7,918,258         5,581,883
  Inventories                                                                                           278,669           208,064
  Costs and estimated earnings in excess of billings on uncompleted contracts                           455,080           686,528
  Prepaid expenses and other current assets                                                             338,962           122,172
                                                                                                   -------------     -------------
  Total current assets                                                                               11,099,175         6,922,379

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $4,230,721
  and $3,887,920, respectively                                                                        1,174,725         1,118,382

OTHER ASSETS                                                                                            112,768           151,807
                                                                                                   -------------     -------------

TOTAL                                                                                              $ 12,386,668      $  8,192,568
                                                                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
   Accounts payable                                                                                $  1,018,646      $  1,150,987
   Accrued expenses                                                                                   2,274,926         1,816,441
   Short-term notes payable                                                                             200,000         1,200,000
   Billings in excess of cost and estimated earnings on uncompleted contracts                           177,057           525,359
   Accrued payroll and related fringes                                                                1,185,579           568,741
   Current portion of convertible notes                                                                 680,000           680,000
   Current portion of long-term debt                                                                     84,623            67,302
   Income taxes payable                                                                               1,520,378           531,714
   Other current liabilities                                                                            396,173           338,872
                                                                                                   -------------     -------------
   Total current liabilities                                                                          7,537,382         6,879,416
                                                                                                   -------------     -------------

CONVERTIBLE NOTES                                                                                       100,000         2,100,000
                                                                                                   -------------     -------------

LONG-TERM DEBT                                                                                           42,860            14,250
                                                                                                   -------------     -------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK                                                                               1,754,078           386,058
                                                                                                   -------------     -------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
  authorized; 1,300,000 shares outstanding at January 1, 2002 and July 3, 2001                        1,300,000         1,300,000
                                                                                                   -------------     -------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Series B convertible preferred stock, $.01 par value; 50,000 shares authorized;
    0 and 9,346 shares outstanding at January 1, 2002 and July 3, 2001, respectively                     -                     93
  Nondesignated preferred stock, no par value; 8,650,000 shares authorized;
    0 shares outstanding                                                                                 -                  -
  Common stock, $.0001 par value; 150,000,000 shares authorized; 77,895,968 and
    38,481,254 shares outstanding at January 1, 2002 and July 3, 2001, respectively                       7,790             3,848
  Additional paid-in-capital                                                                         34,080,596        31,717,198
  Accumulated deficit                                                                               (32,436,038)      (34,208,295)
                                                                                                   -------------     -------------
  Total stockholders' equity (deficit)                                                                1,652,348        (2,487,156)
                                                                                                   -------------     -------------

TOTAL                                                                                              $ 12,386,668      $  8,192,568
                                                                                                   =============     =============

  See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                                         -------------------------------      ---------------------------------
                                                          January 1,         January 2,        January 1,           January 2,
                                                             2002               2001              2002                  2001
                                                         ------------       ------------      ------------         ------------
Revenues                                                 $13,000,553        $10,328,474       $20,735,627          $13,373,639

Cost of revenues                                           7,676,358          6,080,359        12,996,891            8,174,588
                                                         ------------       ------------      ------------         ------------

Gross profit                                               5,324,195          4,248,115         7,738,736            5,199,051
                                                         ------------       ------------      ------------         ------------

Operating expenses:
Selling, general and administrative expenses               1,356,966          1,313,327         2,331,116            2,280,360
Expense (benefit) related to variable accounting
  treatment for officer options                            1,127,575             (7,280)        1,368,020              (69,008)
                                                         ------------       ------------      ------------         ------------
  Total operating expenses                                 2,484,541          1,306,047         3,699,136            2,211,352
                                                         ------------       ------------      ------------         ------------

Income from operations                                     2,839,654          2,942,068         4,039,600            2,987,699
                                                         ------------       ------------      ------------         ------------

Other expense (income):
  Interest expense                                           120,807             99,988           195,282              181,979
  Other, net                                                    (660)            (5,530)          (10,004)              (9,640)
                                                         ------------       ------------      ------------         ------------
  Total other expense                                        120,147             94,458           185,278              172,339
                                                         ------------       ------------      ------------         ------------

Income before provision for income taxes                   2,719,507          2,847,610         3,854,322            2,815,360

Provision for income taxes                                 1,710,403            734,488         2,082,065              734,488
                                                         ------------       ------------      ------------         ------------

Net income                                                 1,009,104          2,113,122         1,772,257            2,080,872

Dividends on Preferred Stock                                (410,219)           (19,500)         (429,719)             (39,000)
                                                         ------------       ------------      ------------         ------------

Net income attributable to common shareholders           $   598,885        $ 2,093,622       $ 1,342,538          $ 2,041,872
                                                         ============       ============      ============         ============

Basic and diluted net income per common share:
Basic                                                           $.01               $.05              $.03                 $.05
                                                                ====               ====              ====                 ====
Diluted                                                         $.01               $.03              $.02                 $.03
                                                                ====               ====              ====                 ====

Weighted average number of common shares outstanding:
Basic                                                     58,653,415         38,456,254        48,511,610           38,456,254
                                                         ============       ============      ============         ============
Diluted                                                   86,759,104         79,475,804        85,736,529           80,213,928
                                                         ============       ============      ============         ============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                               Preferred Stock       Common Stock
                                              -----------------    ------------------    Additional
                                               Number      Par     Number of     Par       Paid-in      Accumulated
                                              of Shares   Value     Shares      Value      Capital        Deficit          Total
                                              ---------   -----     ------      -----      -------        -------          -----
Balance at July 5, 2000                         9,346      $93    38,456,254    $3,846   $ 31,791,950   $(34,988,177)  $(3,192,288)

Exercise of stock options                           -        -        25,000         2          3,248              -         3,250
Dividends on Series A preferred stock               -        -             -         -        (78,000)             -       (78,000)
Net income                                          -        -             -         -              -        779,882       779,882
                                               -------    -----   -----------   -------  -------------  -------------  ------------

Balance at July 3, 2001                         9,346       93    38,481,254     3,848     31,717,198    (34,208,295)   (2,487,156)

Exercise of stock options                           -        -       364,290        36         74,260              -        74,296
Dividends on Series A preferred stock               -        -             -         -        (39,000)             -       (39,000)
Conversion of Series B preferred stock         (9,346)     (93)   10,495,174     1,050           (957)             -             -
Conversion of convertible note and
  related accrued and unpaid interest               -        -    28,555,250     2,856      2,329,095              -     2,331,951
Net income                                          -        -             -         -              -      1,772,257     1,772,257
                                               -------    -----   -----------   -------  -------------  -------------  ------------
Balance at January 2, 2002                          -     $  -    77,895,968    $7,790   $ 34,080,596    (32,436,038)  $ 1,652,348
                                               =======    =====   ===========   =======  =============  =============  ============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       Twenty-Six Weeks Ended
                                                                                                ---------------------------------
                                                                                                 January 1,           January 2,
                                                                                                    2002                 2001
                                                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                   $ 1,772,257          $ 2,080,872
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                  342,801              379,954
     Provision for doubtful accounts                                                                154,100              243,858
     Compensation expense (benefit) related to officer options and redeemable common
       stock                                                                                      1,368,020              (69,008)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                         (2,490,475)          (4,758,063)
     Inventories                                                                                    (70,605)             (15,109)
     Costs and estimated earnings in excess of billings on uncompleted contracts                    231,448             (448,424)
     Prepaid and other current assets                                                              (216,790)             154,138
     Other assets                                                                                    39,039               27,772
     Accounts payable and accrued expenses                                                          619,095              790,637
     Accrued payroll and related fringes                                                            616,838              100,401
     Income taxes payable                                                                           988,664              736,843
     Other current liabilities                                                                       57,301              167,740
     Billings in excess of costs and estimated earnings on uncompleted contracts                   (348,302)             (62,410)
                                                                                                ------------         ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                               3,063,391             (670,799)
                                                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                                                       (399,144)             (82,269)
                                                                                                ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                                                              (399,144)             (82,269)
                                                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                             (43,363)             (89,216)
   Proceeds from long-term debt                                                                      89,294                    -
   Proceeds from exercise of stock options                                                           74,296                    -
   Proceeds from short-term notes payable                                                         1,750,000            1,600,000
   Repayments of short-term notes payable                                                        (2,750,000)          (1,100,000)
                                                                                                ------------         ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                (879,773)             410,784
                                                                                                ------------         ------------

NET INCREASE (DECREASE) IN CASH                                                                   1,784,474             (342,284)

CASH - BEGINNING OF PERIOD                                                                          323,732              599,970
                                                                                                ------------         ------------

CASH - END OF PERIOD                                                                            $ 2,108,206          $   257,686
                                                                                                ============         ============

Cash paid during the period for:
   Interest                                                                                     $    62,355          $    56,255
                                                                                                ============         ============
   Taxes                                                                                        $ 1,054,620          $     4,417
                                                                                                ============         ============

Non cash financing activities:
    Issuance of preferred stock dividend                                                        $   429,719          $    39,000
                                                                                                ============         ============
    Conversion of accrued and unpaid interest to common stock                                   $   331,951          $         -
                                                                                                ============         ============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its wholly owned subsidiaries. The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for
     complete financial  statements.   In  the opinion  of  the  Company,  all
     adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of January 1, 2002, the results of operations for the thirteen and twenty-six weeks ended January 1, 2002 and January 2, 2001 and cash flows for the twenty-six weeks ended January 1, 2002 and January 2, 2001, have been included. Certain prior period amounts have been reclassified to conform to the January 2002 presentation.

     The results for the thirteen and twenty-six weeks ended January 1, 2002 and January 2, 2001 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the transition period from May 1, 2001 through July 3, 2001 and the Company's Form 10-K for the fiscal year ended April 30, 2001.

2. LIQUIDITY AND BUSINESS RISKS - As of January 1, 2002, the Company had an accumulated deficit of $32,436,038. The Company has financed its operations to date primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless Plastics
     (USA), Inc. ("Spotless") and through cash generated from operations. The Company has $680,000 principal amount of convertible notes that will be due in full on March 15, 2002. In the opinion of management, the Company expects to have sufficient working capital to fund current operations and repay the convertible notes and any related accrued interest on March 15, 2002. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash, which may result in the Company not making payment on the convertible notes when they become due on March 15, 2002. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless to satisfy the convertible notes when they become due, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

     The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     After the terrorist attack on the World Trade Center on September 11, 2001, the demand for the Company's emergency and catastrophe response services increased dramatically. As a result of this increased demand, the Company recorded revenues of approximately $12,400,000 for remediation services performed in downtown Manhattan from September 13, 2001 through January 1, 2002. Approximately $10,200,000 of this revenue has been collected by January 1, 2002. Additionally, the Company continues to perform services related to the terrorist attack after January 1, 2002. The Company believes that additional revenues from such services will be generated in the foreseeable future and that the expected receipt of these revenues will favorably impact its liquidity, although no assurances can be made as to the expected volume or impact.

     As of July 3, 2001, the Company owed Spotless $1,200,000 on short-term loans to fund working capital. During the twenty-six weeks ended January 1, 2002, in order to address cash flow and operational concerns and to fund the increased payroll that resulted from the greater level of work related to the World Trade Center attack, the Company borrowed an additional $1,750,000 from Spotless. During the thirteen weeks ended January 1, 2002, primarily as a result of cash collected from the World Trade Center projects, the Company repaid $2,750,000 to Spotless. A balance of $200,000 in loans from Spotless was outstanding as of January 1, 2002. All current borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent and are secured by all of the Company's assets.

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

3. PROVISION FOR INCOME TAXES - The provision for income taxes for the thirteen and twenty-six weeks ended January 1, 2002 and January 2, 2001 consists of the following:

                                       Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                       --------------------          ----------------------
                                    January 1,        January 2,   January 1,      January 2,
                                      2002              2001         2002            2001
                                      ----              ----         ----            ----
     Federal - current             $1,207,259        $518,323     $1,469,590       $518,323
     State - current                  503,144         216,165        612,475        216,165
                                   -----------       ---------    -----------      ---------
     Total                         $1,710,403        $734,488     $2,082,065       $734,488
                                   ===========       =========    ===========      =========

     The effective rate for income taxes differs from the statutory rates primarily as a result of the utilization of federal and state net operating loss carryforwards of approximately $500,000 in the twenty-six weeks ending January 1, 2002 and the nondeductible nature of the expense (benefit) related to the variable accounting treatment of officer options for which there is a 100% valuation allowance. At January 1, 2002, the Company had approximately $1,192,000 in net operating loss carryforwards for tax purposes that expire at various dates through 2020. Due to Spotless' acquisition of greater than 50% ownership in October 1999, the Company is limited to utilizing $68,000 of net operating loss carryforwards per annum.

     The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized.

4. INCOME PER COMMON SHARE - The calculation of basic and diluted income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

     The number of shares used in computing basic income per share was 58,653,415 and 38,456,254 shares for the thirteen weeks ended January 1, 2002 and January 2, 2001, respectively. The number of shares used in computing diluted income per share was 86,759,104 and 79,475,804 shares for the thirteen weeks ended January 1, 2002 and January 2, 2001, respectively. The number of shares used in computing basic income per share was 48,511,610 and 38,456,254 shares for the twenty-six weeks ended January 1, 2002 and January 2, 2001, respectively. The number of shares used in computing diluted income per share was 85,736,529 and 80,213,928 shares for the twenty-six weeks ended January 1, 2002 and January 2, 2001, respectively.

     The following table sets forth the computation of the basic and diluted net income per share for the thirteen and twenty-six weeks ended January 1, 2002 and January 2, 2001, respectively:

                                                     Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                  --------------------------         ---------------------------
                                                  January 1,      January 2,         January 1,       January 2,
                                                    2002             2001               2002            2001
                                                    ----             ----               ----            ----
     Numerator:
       Net income attributable to
         common shareholders                      $598,885        $2,093,622         $1,342,538       $2,041,872
       Add interest on convertible notes            81,512            30,245             93,124           59,971
                                                  --------        ----------         ----------       ----------
                                                  $680,397        $2,123,867         $1,435,662       $2,101,843
                                                  ========        ==========         ==========       ==========

     Denominator:
       Share reconciliation:
         Shares used for basic income
           per share                            58,653,415        38,456,254         48,511,610       38,456,254
         Effect of dilutive items:
           Stock options                         7,684,798         3,656,220          6,796,317        4,394,068
           Convertible securities               20,420,891        37,363,330         30,428,602       37,363,606
                                                ----------        ----------         ----------       ----------
         Shares used for dilutive income
           per share                            86,759,104        79,475,804         85,736,529       80,213,928
                                                ==========        ==========         ==========       ==========

     Net income per share:
       Basic                                          $.01             $.05               $.03             $.05
       Diluted                                        $.01             $.03               $.02             $.03


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

     On November 22, 1999, the Securities and Exchange Commission ("SEC") accepted the Company's settlement offer in its "Order Instituting Public Administrative Proceedings, Making Findings, Imposing Remedial Sanctions and Issuing Cease-and-Desist Order" (the "Order"). Under the terms of the Order, the Company neither admitted nor denied any allegations and did not incur any monetary fines in connection with an investigation of the Company by the SEC that stemmed from the prior convictions of two of the Company's former officers for violations of, among other things, the federal securities laws. The Order required the Company to develop and institute
     certain   policies,   procedures and manuals to improve  its  corporate
     governance, including the adoption of an audit committee charter, a formal conflict of interest policy and a formal employee handbook. The Order also required the Company to obtain a secure off site storage facility to store its backup data files and system software and to make certain reporting disclosures. The Company has implemented such policies, procedures and manuals, obtained an off site storage facility and made such disclosures.

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

     The Company signed a contract to perform various tasks at a site in Long Island, New York. As a result of the discovery of unusual subsoil conditions at the site, estimated contract completion costs have been revised. During the thirteen weeks ended January 1, 2002, costs incurred included, among other things, direct labor, subcontractor costs, equipment rental and disposal costs. Due to uncertainties inherent in the estimation process, management believes that there is a reasonable possibility that completion costs for the contract will be further revised in the near-term. The Company is in the process of negotiating additional contract change orders to address this situation. As of January 1, 2002, based upon the estimate to complete, the Company recognized a loss on this contract of approximately $775,000. As of January 1, 2002, $610,213 was included in accounts receivable related to this customer.

6. RELATED PARTY TRANSACTIONS - On November 16, 2001, the Company exchanged $1,700,000 of short-term notes payable for a demand promissory note payable to Spotless that is secured by the Company's assets and the assets of its subsidiaries, pursuant to amendments to existing security agreements between each of the Company and its subsidiaries and Spotless. The promissory note had an original principal amount of $1,700,000 and accrues interest at the rate of LIBOR plus one percent (1%) per annum. Spotless may, but is under no obligation to, lend additional amounts to the Company under this secured promissory note. As of January 1, 2002, the Company owed Spotless $200,000 under this promissory note.

     On November 16, 2001, Spotless exercised its right to convert all principal and accrued and unpaid interest on the $2,000,000 Convertible Promissory Note (the "Convertible Note") issued to it by the Company in October 1999. As a result of the conversion of the Convertible Note and accrued and unpaid interest, the Company issued 28,555,250 shares of its common stock
     to  Spotless's wholly-owned   subsidiary,   Windswept  Acquisition  Corp.
     ("Acquisition Corp.") in full satisfaction of the Convertible Note and the related accrued and unpaid interest.

     Additionally, on November 16, 2001, Acquisition Corp. exercised its right to convert all 9,346 shares of the Company's Series B preferred stock that the Company issued to it in October 1999. As a result of such conversion and in accordance with the terms of Company's Series B preferred stock, Acquisition Corp. was issued 9,346,000 shares of the Company's common stock. As a result of Acquisition Corp.'s decision to exercise its right to convert and in accordance with the terms of the Company's Series B preferred stock, an additional 1,149,174 shares of the Company's common stock were issued to Acquisition Corp. The additional shares of common stock issued to Acquisition Corp. were calculated based upon a formula that takes into consideration the value of the Series B preferred stock on the date of issuance and the number of days elapsed from the date of the issuance of the Series B preferred stock through the conversion date. The issuance of the additional shares of common stock was recorded as a dividend of $390,719. The dividend represents the difference between the fair market value of the Company's common stock issued on November 16, 2001 and the fair market value of the Company's common stock at the date the Series B preferred stock was issued.

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

7. RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
     ("SFAS") No. 141, "Business   Combinations".   SFAS  No. 141  applies
     prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business
     combinations were accounted for  using  one  of  two   methods,   the
     pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JANUARY 1, 2002 AND JANUARY 2, 2001

Revenue

Total revenues for the thirteen weeks ended January 1, 2002 (the "2002 period") increased by $2,672,079, or approximately 26%, to $13,000,553 from $10,328,474 for the thirteen weeks ended January 2, 2001 (the "2001 period"). Revenues in the Company's Trade-Winds subsidiary increased $2,743,910 to $12,776,803 in the 2002 period from $10,032,893 in the 2001 period. The increase in Trade-Winds revenues of $2,743,910 was primarily attributable to approximately $9,900,000 related to remediation work performed in the vicinity of the World Trade Center as a result of the terrorist attack on September 11, 2001 partially offset by decreases in mold remediation projects of approximately $6,500,000 and a decrease in spill response projects of approximately $650,000. Revenues in the Company's North Atlantic Laboratories, Inc. ("NAL") subsidiary increased approximately $75,000, or 50%, to approximately $225,000 in the 2002 period from approximately $150,000 in the 2001 period as a result of work related to the World Trade Center attack. Revenues in the Company's New York Testing Laboratories, Inc. ("NYT") subsidiary decreased approximately $147,000 to $0 in the 2002 period from approximately $147,000 in the 2001 period, due to the discontinuance of NYT operations.

Cost of Revenues

Cost of revenues increased $1,595,999 to $7,676,358 in the 2002 period as compared to $6,080,359 in the 2001 period. This 26% increase was primarily attributable to the costs associated with remediation work performed in the vicinity of the World Trade Center as a result of the terrorist attack on September 11, 2001. Gross profit increased $1,076,080 to $5,324,195, or 41% of total revenue, in the 2002 period from $4,248,115, or 41% of total revenue, in the 2001 period. The increase in gross profit was primarily attributable to the greater sales volume in the 2002 period that resulted from the World Trade Center related work which was partially offset by an increase in costs of approximately $700,000 related to a pond rehabilitation project. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $43,639 to $1,356,966 in the 2002 period from $1,313,327 in the 2001 period, and constituted approximately 10% and 13% of revenues in the 2002 and 2001 periods, respectively. There were no significant changes in selling, general and administrative expenses between the 2002 period and the 2001 period as the Company successfully maintained it's overhead level while increasing revenues by 26%.

Expense (Benefit) Related to Variable Accounting Treatment for Officer Options

Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The expense related to variable accounting treatment for officer options increased by $1,134,855 to an expense of $1,127,575 in the 2002 period from a benefit of $(7,280) in the 2001 period. This was due to an increase in the market price of the Company's common stock and an increase in the number of vested options outstanding. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

Interest Expense

Interest expense increased by $20,819, or 21%, to $120,807 in the 2002 period from $99,988 in the 2001 period. The increase in interest expense was primarily attributable to interest charges relating to the conversion of the accrued and unpaid interest on the Spotless Convertible Note offset by reductions in LIBOR.

Provision for Income Taxes

The provision for income taxes increased by $975,915, or 133%, to $1,710,403 in the 2002 period from $734,488 in the 2001 period. The increase was primarily attributable to the nondeductible nature of the expense related to the variable accounting treatment of officer options for which there is a 100% valuation allowance that was partially offset by the utilization of federal and state net operating losses of approximately $500,000.

Net Income

Net income decreased by $1,104,018, or 52%, to $1,009,104 in the 2002 period from $2,113,122 in the 2001 period. The decrease was the result of all the factors discussed above.

Dividends

Dividends on preferred stock increased by $390,719 to $410,219 in the 2002 period from $19,500 in the 2001 period. As a result of Acquisition Corp.'s decision to exercise its right to convert its preferred stock and in accordance with the terms of the Company's Series B preferred stock, an additional 1,149,174 shares of the Company's common stock were issued to Acquisition Corp. The additional shares of common stock issued to Acquisition Corp. were calculated based upon a formula that takes into consideration the value of the Series B preferred stock on the date of issuance and the number of days elapsed from the date of the issuance of the Series B preferred stock through the conversion date. The issuance of the additional shares of common stock was recorded as a dividend of $390,719.

TWENTY-SIX WEEKS ENDED JANUARY 1, 2002 AND JANUARY 2, 2001

Revenue

Total revenues for the twenty-six weeks ended January 1, 2002 (the "year to date 2002 period") increased by $7,361,988, or approximately 55%, to $20,735,627 from $13,373,639 for the twenty-six weeks ended January 2, 2001 (the "year to date 2001 period"). Revenues in the Company's Trade-Winds subsidiary increased approximately $7,800,000 to approximately $20,300,000 in the year to date 2002 period from approximately $12,500,000 in the year to date 2001 period. The increase in Trade-Winds revenues of approximately

$7,800,000 was primarily attributable to approximately $12,400,000 related to remediation work performed in the vicinity of the World Trade Center as a result of the terrorist attack on September 11, 2001, approximately $1,500,000 in revenues from a mold remediation contract related to a tropical storm in Houston, Texas, approximately $476,000 in revenues from asbestos remediation projects, approximately $239,000 from construction projects, $100,000 in environmental projects and $50,000 in training fees which was partially offset by decreases in mold remediation projects of approximately $6,248,000 and a decrease in spill response projects of approximately $837,000. Revenues in the Company's NAL subsidiary decreased approximately $50,0000, or 11%, to $400,000 in the year to date 2002 period from $450,000 in the year to date 2001 period. Revenues in the Company's NYT subsidiary decreased approximately $400,000 to $0 in the year to date 2002 period from $400,000 in the year to date 2001 period, due to the discontinuance of NYT operations.

Cost of Revenues

Cost of revenues  increased  $4,822,303 to  $12,996,891 in the year to date
2002 period as compared to $8,174,588 in the year to date 2001 period. The increase of $4,822,303, or 59%, was primarily attributable to the costs associated with remediation work performed in the vicinity of the World Trade Center as a result of the terrorist attack on September 11, 2001. Gross profit increased $2,539,685 to $7,738,736 in the year to date 2002 period from $5,199,051 in the year to date 2001 period. The increase in gross profit was primarily attributable to the greater revenue that resulted from the World Trade Center related work. Gross profit percentage decreased to 37% in the year to date 2002 period from 39% in the year to date 2001 period due to incurred costs of approximately $700,000 related to a pond rehabilitation project and an increase in certain insurance costs. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $50,756 to $2,331,116 in the year to date 2002 period from $2,280,360 in the year to date 2001 period, and constituted approximately 11% and 17% of revenues in the year to date 2002 and year to date 2001 periods, respectively. There were no significant changes in selling, general and administrative expenses between the year to date 2002 period and the year to date 2001 period as the Company successfully maintained it's overhead level while increasing revenues by 55%.

Expense (Benefit) Related to Variable Accounting Treatment for Officer Options

Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The expense related to variable accounting treatment for officer options increased by $1,437,028 to an expense of $1,368,020 in the year to date 2002 period from a benefit of $(69,008) in the year to date 2001 period. This was due to an increase in the market price of the Company's common stock and an increase in the number of vested options outstanding. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

Interest Expense

Interest expense increased by $13,303, or 7%, in the year to date 2002 period to $195,282 from $181,979 in the year to date 2001 period. The increase in interest expense was primarily attributable to interest charges relating to the conversion of the accrued and unpaid interest on the Spotless Convertible Note offset by reductions in LIBOR.

Provision for Income Taxes

The provision for income taxes increased by $1,347,577, or 183%, to $2,082,065 in the year to date 2002 period from $734,488 in the year to date 2001 period. The increase was primarily attributable to the nondeductible nature of the expense related to the variable accounting treatment of officer options for which there is a 100% valuation allowance that was partially offset by the utilization of federal and state net operating losses of approximately $500,000.

Net Income

Net income decreased by $308,615, or 15%, to $1,772,257 in the year to date
2002 period from $2,080,872 in the year to date 2001 period. The decrease was the result of all the factors discussed above.

Dividends

Dividends on preferred stock increased by $390,719 to $429,719 in the year to date 2002 period from $39,000 in the year to date 2001 period. As a result of Acquisition Corp.'s decision to exercise its right to convert its preferred stock and in accordance with the terms of the Company's Series B preferred stock, an additional 1,149,174 shares of the Company's common stock were issued to Acquisition Corp. The additional shares of common stock issued to Acquisition Corp. were calculated based upon a formula that takes into consideration the value of the Series B preferred stock on the date of issuance and the number of days elapsed from the date of the issuance of the Series B preferred stock through the conversion date. The issuance of the additional shares of common stock was recorded as a dividend of $390,719.

LIQUIDITY AND CAPITAL RESOURCES

As of January 1, 2002, the Company had an accumulated deficit of $32,436,038. The Company has financed its operations to date primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless Plastics (USA), Inc. ("Spotless") and through cash generated from operations. The Company also has $680,000 principal amount of convertible notes that will be due in full on March 15, 2002. In the opinion of management, the Company expects to have sufficient working capital to fund current operations and repay the convertible notes and any related accrued interest on March 15, 2002. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash, which may result in the Company not making payment on the convertible notes when they become due on March 15, 2002. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless to satisfy the convertible notes when they become due, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

After the terrorist attack on the World Trade Center on September 11, 2001, the demand for the Company's emergency and catastrophe response services increased dramatically. As a result of this increased demand, the Company recorded revenues of approximately $12,400,000 for remediation services performed in downtown Manhattan from September 13, 2001 through January 1, 2002. Approximately $10,200,000 of this revenue has been collected by January 1, 2002. Additionally, the Company continues to perform services related to the terrorist attack, with the same favorable payment terms, after January 1, 2002. The Company believes that additional revenues from such services will be generated in the foreseeable future and that the expected receipt of these revenues will favorably impact its liquidity, although no assurances can be made as to the expected volume or impact.

As of July 3, 2001, the Company owed Spotless $1,200,000 on short-term loans to fund working capital. During the twenty-six weeks ended January 1, 2002, in order to address cash flow and operational concerns and to fund the increased payroll that resulted from the greater level of work related to the World Trade Center attack, the Company borrowed an additional $1,750,000 from Spotless. During the thirteen weeks ended January 1, 2002, primarily as a result of cash collected from the World Trade Center projects, the Company repaid $2,750,000 to Spotless. A balance of $200,000 in loans from Spotless was outstanding as of January 1, 2002. All current borrowings from Spotless bear interest at LIBOR plus 1 percent and are secured by all of the Company's assets.

On November 16, 2001, the Company exchanged $1,700,000 of short-term notes payable for a demand promissory note payable to Spotless that is secured by the Company's assets and the assets of its subsidiaries, pursuant to amendments to existing security agreements between each of the Company and its subsidiaries and Spotless. The promissory note had an original principal amount of $1,700,000 and accrues interest at the rate of LIBOR plus one percent (1%) per annum. Spotless may, but is under no obligation to, lend additional amounts to the Company under this secured promissory note. As of January 1, 2002, the Company owed Spotless $200,000 under this promissory note.

On November 16, 2001, Spotless exercised its right to convert all principal and accrued and unpaid interest on the $2,000,000 Convertible Promissory Note (the "Convertible Note") issued to it by the Company in October 1999. As a result of the conversion of the Convertible Note and the accrued and unpaid interest, the Company issued 28,555,250 shares of its common stock to Spotless's wholly-owned subsidiary, Windswept Acquisition Corp. ("Acquisition Corp.") in full satisfaction of the Convertible Note and the related accrued and unpaid interest.

Additionally, on November 16, 2001, Acquisition Corp. exercised its right to convert all 9,346 shares of the Company's Series B preferred stock that the Company issued to it in October 1999. As a result of such conversion and in accordance with the terms of Company's Series B preferred stock, Acquisition Corp. was issued 9,346,000 shares of the Company's common stock. As a result of Acquisition Corp. decision to exercise their right to convert and in accordance with the terms of the Company's Series B preferred stock, an additional 1,149,174 shares of the Company's common stock were issued to Acquisition Corp. The additional shares of common stock issued to Acquisition Corp. were calculated based upon a formula that takes into consideration the value of the Series B preferred stock on the date of issuance and the number of days elapsed from the date of the issuance of the Series B preferred stock through the conversion date. The issuance of the additional shares of common stock was recorded as a dividend of $390,719. The dividend represents the difference between the fair market value of the Company's common stock issued on November 16, 2001 and the fair market value of the Company's common stock at the date the Series B preferred stock was issued.

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

CASH FLOW

Net cash provided by operating activities was $3,063,391 in the year to date 2002 period. Accounts receivable increased by $2,490,475 due to billings related to the World Trade Center related projects. Accounts payable and accrued expenses and accrued payroll increased $619,095 and $616,838, respectively, primarily as a result of the World Trade Center related projects. Income taxes payable increased $988,664 as a result of the increased taxable income for the period. Cash used for capital expenditures was $399,144 in the year to date 2002 period.

During the twenty-six weeks ended January 1, 2002, in order to address cash flow and operational concerns and to fund the increased payroll that resulted from the greater level of work related to the World Trade Center attack, the Company borrowed $1,750,000 from Spotless. During the thirteen weeks ended January 1, 2002, primarily as a result of cash collected from the World Trade Center related projects, the Company repaid $2,750,000 to Spotless. A balance of $200,000 in loans from Spotless was outstanding as of January 1, 2002. All current borrowings from Spotless bear interest at LIBOR plus 1 percent and are secured by all of the Company's assets.

INFLATION

Inflation has not had a material impact on the Company's operations over the past three fiscal years or during the year to date 2002 period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to potential loss from market risks that may occur as a result of changes in the market price of the Company's common stock (with respect to the variable accounting treatment of a put option for shares of common stock and common stock options held by an officer of the Company) and as a result of changes in interest rates (primarily with respect to its debt obligations to Spotless). There have been no material changes to the market risk disclosure as reported in the Company's Transition Report on Form 10-K for the period ended July 3, 2001.

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

Item 3.   Defaults upon Senior Securities
          -------------------------------

          The Company is required to pay quarterly dividends on its Series A Convertible preferred stock, par value $.01 per share (the "Series A Preferred"), which dividends accrue from the initial date of issuance of the Series A Preferred, are cumulative and, if not paid when due, bear interest on the unpaid amount of the past due dividends at the prime rate published in The Wall Street Journal on the date the dividend was payable, plus 3%. As of January 1, 2002, the Company was in arrears on its Series A Preferred dividend payments and interest thereon in the aggregate amount of approximately $193,969. Under the terms of the Company's Certificate of Designations of the Series A Preferred, if the Company fails to make any four consecutive quarterly dividend payments on the Series A Preferred, the majority in interest of the holders of the Series A Preferred have the right to elect an additional director to the Company's Board of Directors, to serve as a director until such accrued and unpaid dividends have been paid in full. The Company failed to pay its fifth consecutive quarterly dividend payment on December 15, 2001 to the holders of the Series A Preferred.

          On January 7, 2002, the Company paid $194,155 to the holders of the Series A Preferred in satisfaction of all accrued and unpaid dividend payments at such time.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not applicable

Item 5.   Other Information
          -----------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)  Exhibits:

              10.1 Form of Amendment No. 1 dated November 16, 2001 to Security Agreement dated October 29, 1999 between each of the Registrant, Trade-Winds Environmental Restoration, Inc, North American Laboratories, Inc. and New York Testing Laboratories, Inc. and Spotless Plastics (USA), Inc.

              10.2 Promissory Note dated November 16, 2001, issued by the Registrant in favor of Spotless Plastics (USA), Inc.

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the thirteen week period ended January 1, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2002
                                      WINDSWEPT ENVIRONMENTAL GROUP, INC.




                                      By: /s/ Michael O'Reilly
                                      MICHAEL O'REILLY,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                      By: /s/ Charles L. Kelly, Jr.
                                      CHARLES L. KELLY, JR.
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                 Exhibit Index

Exhibit
Number    Description
------    -----------

 10.1 Form of Amendment No. 1 dated November 16, 2001 to Security Agreement dated October 29, 1999 between each of the Registrant, Trade-Winds Environmental Restoration, Inc., North American Laboratories, Inc. and New York Testing Laboratories, Inc. and Spotless Plastics (USA) Inc.

 10.2 Promissory Note dated November 16, 2001, issued by the Registrant in favor of Spotless Plastics (USA), Inc.