Form 10-Q
period 2002-04-02
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2002-05-17
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2002, OR

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

     The number of shares of Common Stock, par value $.0001, outstanding on April 30, 2002 was 77,936,358.

                         PART 1 - FINANCIAL INFORMATION
  Item 1. Financial Statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                         APRIL 2, 2002 AND JULY 3, 2001

                                                                                              April 2,          July 3,
                                                                                                2002             2001
                                                                                            (Unaudited)
                                                                                          ---------------   ---------------
  ASSETS:
  CURRENT ASSETS:
     Cash                                                                                 $      159,070    $      323,732
     Accounts receivable, net of allowance for doubtful accounts of $815,053 and
         $570,409, respectively                                                                8,175,051         5,581,883
     Inventories                                                                                 272,212           208,064
     Costs and estimated earnings in excess of billings on uncompleted contracts                 614,442           686,528
     Prepaid expenses and other current assets                                                   255,646           122,172
                                                                                          ---------------   ---------------
     Total current assets                                                                      9,476,421         6,922,379

  PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
     $4,408,688 and $3,887,920, respectively                                                   1,240,223         1,118,382

  OTHER ASSETS                                                                                    96,116           151,807
                                                                                          ---------------   ---------------

  TOTAL                                                                                   $   10,812,760    $    8,192,568
                                                                                          ===============   ===============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

  CURRENT LIABILITIES:
     Accounts payable                                                                     $      752,755    $    1,150,987
     Accrued expenses                                                                          1,979,380         1,816,441
     Short-term notes payable to related party                                                   200,000         1,200,000
     Billings in excess of cost and estimated earnings on uncompleted contracts                  133,521           525,359
     Accrued payroll and related fringes                                                         635,864           568,741
     Current portion of convertible notes                                                        100,000           780,000
     Current portion of long-term debt                                                            73,503            67,302
     Income taxes payable                                                                      1,359,783           531,714
     Other current liabilities                                                                   529,350           338,872
                                                                                          ---------------   ---------------
     Total current liabilities                                                                 5,764,156         6,979,416
                                                                                          ---------------   ---------------

  CONVERTIBLE NOTE TO RELATED PARTY                                                                    -         2,000,000
                                                                                          ---------------   ---------------

  LONG-TERM DEBT                                                                                  80,590            14,250
                                                                                          ---------------   ---------------

  COMMITMENTS AND CONTINGENCIES

  REDEEMABLE COMMON STOCK AND STOCK OPTIONS                                                    1,266,754           386,058
                                                                                          ---------------   ---------------

  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
     authorized; 1,300,000 shares outstanding at April 2, 2002 and July 3, 2001                1,300,000         1,300,000
                                                                                          ---------------   ---------------

  STOCKHOLDERS' EQUITY (DEFICIT):
     Series B convertible preferred stock, $.01 par value; 50,000 shares authorized;
        0 and 9,346 shares outstanding at April 2, 2002 and July 3, 2001, respectively                 -                93
     Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares
        outstanding                                                                                    -                 -
     Common stock, $.0001 par value; 150,000,000 shares authorized; 77,936,358 and
        38,481,254 shares outstanding at April 2, 2002 and July 3, 2001, respectively              7,794             3,848
     Additional paid-in-capital                                                               34,069,978        31,717,198
     Accumulated deficit                                                                     (31,676,512)      (34,208,295)
                                                                                          ---------------   ---------------
     Total stockholders' equity (deficit)                                                      2,401,260        (2,487,156)
                                                                                          ---------------   ---------------

  TOTAL                                                                                   $   10,812,760    $    8,192,568
                                                                                          ===============   ===============

  See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                           ---------------------------------     ---------------------------------
                                                              April 2,           April 3,           April 2,           April 3,
                                                                2002               2001               2002               2001
                                                           --------------     --------------     --------------     --------------
    Revenues                                               $   5,823,792      $   3,909,836      $  26,559,419      $  17,283,475

    Cost of revenues                                           3,852,088          3,363,146         16,848,979         11,537,734
                                                           --------------     --------------     --------------     --------------

    Gross profit                                               1,971,704            546,690          9,710,440          5,745,741
                                                           --------------     --------------     --------------     --------------

    Operating expenses:
    Selling, general and administrative expenses               1,326,056            987,128          3,657,172          3,282,489
    Expense (benefit) related to variable accounting
       treatment for officer options                            (487,324)           249,644            880,696            165,635
                                                           --------------     --------------     --------------     --------------
       Total operating expenses                                  838,732          1,236,772          4,537,868          3,448,124
                                                           --------------     --------------     --------------     --------------

    Income (loss) from operations                              1,132,972           (690,082)         5,172,572          2,297,617
                                                           --------------     --------------     --------------     --------------

    Other expense (income):
       Interest expense                                           31,205             74,544            226,485            256,524
       Other, net                                                 (1,006)           (10,725)           (11,010)           (20,364)
                                                           --------------     --------------     --------------     --------------
       Total other expense                                        30,199             63,819            215,475            236,160
                                                           --------------     --------------     --------------     --------------

    Income (loss) before provision (benefit) for income
       taxes                                                   1,102,773           (753,901)         4,957,097          2,061,457

    Provision (benefit) for income taxes                         343,249           (254,233)         2,425,314            480,255
                                                           --------------     --------------     --------------     --------------

    Net income (loss)                                            759,524           (499,668)         2,531,783          1,581,202

    Dividends on Preferred Stock                                 (19,500)           (19,500)          (449,219)           (58,500)
                                                           --------------     --------------     --------------     --------------

    Net income (loss) attributable to common
       shareholders                                        $     740,024      $    (519,168)     $   2,082,564      $   1,522,702
                                                           ==============     ==============     ==============     ==============

    Basic and diluted net income (loss) per common share:
    Basic                                                           $.01              $(.01)              $.04               $.04
                                                                    ====              ======              ====               ====
    Diluted                                                         $.01              $(.01)              $.03               $.02
                                                                    ====              ======              ====               ====

    Weighted average number of common shares outstanding:
    Basic                                                     77,921,163         38,463,754         58,350,743         38,458,736
                                                           ==============     ==============     ==============     ==============
    Diluted                                                   86,967,474         38,463,754         86,222,738         82,409,763
                                                           ==============     ==============     ==============     ==============


    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                       Preferred Stock         Common Stock
                                      -----------------     -------------------   Additional
                                       Number      Par      Number of     Par       Paid-in    Accumulated
                                      of Shares   Value      Shares      Value      Capital      Deficit          Total
                                      ---------   -----      ------      -----      -------      -------          -----
Balance at July 5, 2000                  9,346     $93    38,456,254    $3,846   $31,791,950   $(34,988,177)    $(3,192,288)

Exercise of stock options                    -       -        25,000         2         3,248              -          3,250
Dividends on Series A preferred stock        -       -             -         -       (78,000)             -         (78,000)
Net income                                   -       -             -         -             -        779,882         779,882
                                      ---------    ----   -----------   -------  ------------  -------------    ------------

Balance at July 3, 2001                  9,346      93    38,481,254     3,848    31,717,198    (34,208,295)     (2,487,156)

Exercise of stock options                    -       -       404,680        40        83,142              -          83,182
Dividends on Series A preferred
stock                                        -       -             -         -       (58,500)             -         (58,500)
Conversion of Series B preferred stock  (9,346)    (93)   10,495,174     1,050          (957)             -               -
Conversion of convertible note and
   related accrued and unpaid interest       -       -    28,555,250     2,856     2,329,095              -       2,331,951
Net income                                   -       -             -         -             -      2,531,783       2,531,783
                                      ---------    ----   -----------   -------  ------------  -------------    ------------
Balance at April 2, 2002                     -     $ -    77,936,358    $7,794   $34,069,978   $(31,676,512)    $ 2,401,260
                                      =========    ====   ===========   =======  ============  =============    ============


See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       Thirty-Nine Weeks Ended
                                                                                                  ----------------------------------
                                                                                                     April 2,           April 3,
                                                                                                       2002               2001
                                                                                                  --------------    --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                                 $   2,531,783     $   1,581,202
       Adjustments to reconcile net income to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                                 530,736           543,162
          Provision for doubtful accounts                                                               244,644           (87,205)
          Compensation expense related to officer options and redeemable common stock                   880,696           165,635
       Changes in operating assets and liabilities:
          Accounts receivable                                                                        (2,837,812)       (2,504,381)
          Inventories                                                                                   (64,148)            9,692
          Costs and estimated earnings in excess of billings on uncompleted contracts                    72,086          (656,771)
          Prepaid expenses and other current assets                                                    (133,474)          242,014
          Other assets                                                                                   45,723            37,578
          Accounts payable and accrued expenses                                                         233,158           (28,291)
          Accrued payroll and related fringes                                                            67,123            91,112
          Income taxes payable                                                                          828,069           484,749
          Other current liabilities                                                                     190,478          (106,115)
          Billings in excess of costs and estimated earnings on uncompleted contracts                  (391,838)          (87,243)
                                                                                                  --------------    --------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                               2,197,224          (314,862)
                                                                                                  --------------    --------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                             (642,609)         (191,021)
                                                                                                  --------------    --------------
    NET CASH USED IN INVESTING ACTIVITIES                                                              (642,609)         (191,021)
                                                                                                  --------------    --------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of long-term debt                                                             (65,424)         (167,411)
       Proceeds from long-term debt                                                                     137,965                 -
       Repayment of convertible notes                                                                  (680,000)                -
       Payment of preferred dividends                                                                  (195,000)                -
       Proceeds from exercise of stock options                                                           83,182             3,250
       Proceeds from short-term notes payable                                                         1,750,000         1,600,000
       Repayments of short-term notes payable                                                        (2,750,000)       (1,400,000)
                                                                                                  --------------    --------------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                              (1,719,277)           35,839
                                                                                                  --------------    --------------

    NET DECREASE IN CASH                                                                               (164,662)         (470,044)

    CASH - BEGINNING OF PERIOD                                                                          323,732           599,970
                                                                                                  --------------    --------------

    CASH - END OF PERIOD                                                                          $     159,070     $     129,926
                                                                                                  ==============    ==============

    Cash paid during the period for:
       Interest                                                                                   $     117,779     $      96,534
                                                                                                  ==============    ==============
       Taxes                                                                                      $   1,554,620     $       4,417
                                                                                                  ==============    ==============

    Non cash financing activities:
       Issuance of preferred stock dividend                                                       $     390,719     $      58,500
                                                                                                  ==============    ==============
       Conversion of accrued and unpaid interest to common stock                                  $     331,951     $           -
                                                                                                  ==============    ==============
       Conversion of convertible note to related party                                            $   2,000,000     $           -
                                                                                                  ==============    ==============
       Conversion of preferred stock                                                              $          93     $           -
                                                                                                  ==============    ==============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its wholly-owned subsidiaries. The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for
     complete financial statements.   In  the  opinion  of  the  Company,  all
     adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of April 2, 2002, the results of operations for the thirteen and thirty-nine weeks ended April 2, 2002 and April 3, 2001 and cash flows for the thirty-nine weeks ended April 2, 2002 and April 3, 2001, have been included. Certain prior period amounts have been reclassified to conform to the April 2002 presentation.

     The results for the thirteen and thirty-nine weeks ended April 2, 2002 and April 3, 2001 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the transition period from May 1, 2001 through July 3, 2001 and the Company's Form 10-K for the fiscal year ended April 30, 2001.

2. LIQUIDITY AND BUSINESS RISKS - As of April 2, 2002, the Company had an accumulated deficit of $31,676,512. The Company has financed its operations to date primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless Plastics
     (USA), Inc.("Spotless") and through cash generated from operations. In the opinion of management, the Company expects to have sufficient working capital to fund current operations. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

     The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     After the terrorist attack on the World Trade Center on September 11, 2001, the demand for the Company's emergency and catastrophe response services increased dramatically. As a result of this increased demand,
     the  Company recorded  revenues  of  approximately   $16,200,000  for
     remediation   services performed in downtown  Manhattan  from September
     13, 2001 through April 2, 2002. Approximately $13,000,000 of this revenue has been collected by April 2, 2002. Additionally, the Company continues to perform services related to the terrorist attack after April 2, 2002. The Company believes that additional revenues from such services will be generated in the foreseeable future and that the expected receipt of these revenues will favorably impact its liquidity, although no assurances can be made as to the expected volume or impact.

     As of April 2, 2002, the Company owed Spotless $200,000 on short-term loans to fund working capital. During the thirty-nine weeks ended April 2, 2002, in order to address cash flow and operational concerns and to fund the increased payroll that resulted from the greater level of work related to the World Trade Center attack, the Company borrowed $1,750,000 from Spotless. During the thirteen weeks ended January 1, 2002, primarily as a result of cash collected from the World Trade
     Center projects, the Company repaid $2,750,000 to Spotless. All current borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent and are secured by all of the Company's assets.

     On March 15, 2002, the Company repaid $680,000 principal amount of 10% convertible notes upon their maturity. The repayment was funded through cash generated from operations and did not require any borrowings.

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

3. PROVISION (BENEFIT) FOR INCOME TAXES - The provision (benefit) for income taxes for the thirteen and thirty-nine weeks ended April 2, 2002 and April 3, 2001 consists of the following:

                            Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                            ---------------------     -------------------------
                             April 2,    April 3,        April 2,      April 3,
                               2002       2001            2002          2001
                               ----       ----            ----          ----
     Federal - current      $243,407   $(179,411)     $1,712,997     $338,912
     State - current          99,842     (74,822)        712,317      141,343
                            ---------  ----------     -----------    ---------
     Total                  $343,249   $(254,233)     $2,425,314     $480,255
                            =========  ==========     ===========    =========

     The effective rate for income taxes differs from the statutory rates primarily as a result of the utilization of federal and state net operating loss carryforwards of approximately $500,000 in the thirty-nine weeks ending April 2, 2002 and the nondeductible nature of the expense (benefit) related to the variable accounting treatment of officer options for which there is a 100% valuation allowance. At April 2, 2002, the Company had approximately $1,135,000 in net operating loss carryforwards for tax purposes that expire at various dates through 2020. Due to Spotless' acquisition of greater than 50% ownership in October 1999, the Company is limited to utilizing $68,000 of net operating loss carryforwards per annum.

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

     The following table sets forth the computation of the basic and diluted net income (loss) per share for the thirteen and thirty-nine weeks ended
     April 2, 2002 and April 3, 2001, respectively:

                                                           Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                  -------------------------------     -------------------------------
                                                  April 2,         April 3,          April 2,          April 3,
                                                   2002             2001               2002             2001
                                                   ----             ----               ----             ----
     Numerator:
       Net income (loss) attributable to
         common shareholders                     $740,024        $(519,168)         $2,082,564       $1,522,702
       Add interest on convertible notes,
         net of tax                                 2,269                -             100,514           80,740
                                                 ---------       ----------         -----------      -----------
                                                 $742,293        $(519,168)         $2,183,078       $1,603,442
                                                 =========       ==========         ===========      ===========

     Denominator:
       Share reconciliation:
         Shares used for basic income
          (loss) per share                     77,921,163       38,463,754          58,350,743       38,458,736
         Effect of dilutive items:
          Stock options                         7,777,798                -           7,221,838        4,884,441
          Convertible securities                1,268,513                -          20,650,157       39,066,586
                                               -----------      -----------         -----------      -----------
         Shares used for dilutive income
          (loss) per share                     86,967,474       38,463,754          86,222,738       82,409,763
                                               ===========      ===========         ===========      ===========

     Net income (loss) per share:
       Basic                                         $.01            $(.01)               $.04             $.04
       Diluted                                       $.01            $(.01)               $.03             $.02

     Included in convertible securities are the assumed conversion of convertible notes and preferred stock.

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

     In November 1997, Trade-Winds was named as a third party defendant in an action commenced in the New York State Supreme Court, County of New York, under the caption Nicolai Grib and Vladislav Kazarov v. Trade-Winds Environmental Restoration, Inc. and Gulf Insurance Company, by a class of plaintiffs claiming to be entitled to additional wages while working for a subcontractor of Trade-

     Winds. The Company believes that a verdict in favor of the plaintiff will not have a material adverse effect on the Company's consolidated financial statements.

     The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial statements.

     In January 1996, Laboratory Testing Services, Inc. ("LTS"), a wholly-owned subsidiary of the Company, filed a Chapter 11 petition in United States Bankruptcy Court in the Eastern District of New York. Subsequently, this case was converted to a Chapter 7 Bankruptcy proceeding. Management believes that the Company's consolidated financial statements will not be materially affected by this proceeding.

     The Company signed a contract to perform various tasks at a site in Long Island, New York. As a result of the discovery of unusual subsoil conditions at the site, estimated contract completion costs have been revised. During the thirteen weeks ended April 2, 2002, costs incurred included, among other things, direct labor, subcontractor costs, equipment rental and disposal costs. Due to uncertainties inherent in the estimation process, management believes that there is a reasonable possibility that completion costs for the contract will be further revised in the near-term. The Company is in the process of negotiating additional contract change orders to address this situation. As of April 2, 2002, based upon the estimate to complete, the Company recognized a loss on this contract of approximately $860,000 for the life of the contract. As of April 2, 2002, approximately $315,000 was included in accounts receivable related to this customer.

6. RELATED PARTY TRANSACTIONS - On November 16, 2001, the Company exchanged $1,700,000 of short-term notes payable for a demand promissory note payable to Spotless that is secured by the Company's assets and the assets of its subsidiaries, pursuant to amendments to existing security agreements between each of the Company and its subsidiaries and Spotless. The promissory note had an original principal amount of $1,700,000 and accrues interest at the rate of LIBOR plus one percent (1%) per annum. Spotless may, but is under no obligation to, lend additional amounts to the Company under this secured promissory note. As of April 2, 2002, the Company owed Spotless $200,000 under this promissory note.

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

     Additionally, on November 16, 2001, Acquisition Corp. exercised its right to convert all 9,346 shares of the Company's Series B preferred stock that the Company issued to it in October 1999. As a result of such conversion and in accordance with the terms of Company's Series B preferred stock, Acquisition Corp. was issued 9,346,000 shares of the Company's common' stock. As a result of Acquisition Corp.'s decision to exercise its right to convert and in accordance with the terms of the Company's Series B preferred stock, an additional 1,149,174 shares of the Company's common stock were issued to Acquisition Corp. The additional shares of common stock issued to Acquisition Corp. were calculated based upon a formula that takes into consideration the value of the Series B preferred stock on the date of issuance and the number of days elapsed from the date of the issuance of the Series B preferred stock through the conversion date. The issuance of the additional shares of common stock was recorded as a dividend of $390,719. The dividend represents the difference between the fair market value of the Company's common stock issued on November 16, 2001 and the fair market value of the Company's common stock at the date the Series B preferred stock was issued.

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

7. RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 did not have a significant impact on the Company's financial statements.

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

        o the market acceptance and amount of sales of the Company's services,
        o the Company's success in increasing revenues and reducing expenses,
        o the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services the Company provides,
        o the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation,
        o the competitive environment within the industries in which the Company operates,
        o    the Company's ability to raise additional capital,
        o the Company's ability to attract and retain qualified personnel, and
        o the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-Q and in the Company's Transition Report on Form 10-K for the period from May 1, 2001 through July 3, 2001 and the Company's Annual Report on Form
             10-K for the fiscal year ended April 30,2001.

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

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of its financial position and results of operations are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the unaudited financial statements are accounting for contracts, allowance for doubtful accounts and the valuation allowance against deferred tax assets.

Contract Accounting - Revenue derived from services provided to customers over periods of less than one month is recognized at the completion of the related contracts. Revenue from firm fixed price contracts that extend over periods of one month or more is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, the effect of contract penalty provisions and final contract settlements may result in revisions to estimates of costs and income and are recognized in the period in which the revisions are determined. Revenues from time and material contracts that extend over a period of more than one month are recognized as services are performed.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of its customers to make required payments. In determining collectibility, the Company reviews available customer financial information including public filings and credit reports and will also consult legal counsel to assist in determining collectibility. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

Deferred Tax Asset Valuation Allowance - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the Company's prior history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of April 2, 2002. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes for current income. Should the Company be profitable in the future at levels which cause management to conclude that is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 2, 2002 AND APRIL 3, 2001

REVENUE

Total revenues for the thirteen weeks ended April 2, 2002 (the "2002 period") increased by $1,913,956, or approximately 49%, to $5,823,792 from $3,909,836 for the thirteen weeks ended April 3, 2001 (the "2001 period"). Revenues in the Company's Trade-Winds subsidiary increased $2,082,692 to $5,656,101 in the 2002 period from $3,573,409 in the 2001 period. The increase in Trade-Winds revenues of $2,082,692 was primarily attributable to approximately $3,800,000 related to remediation work performed in the vicinity of the World Trade Center as a result of the terrorist attack on September 11, 2001 and approximately $200,000 related to construction projects partially offset by decreases in mold remediation projects of approximately $600,000, approximately $700,000 in revenues from environmental remediation projects primarily due to the loss of one customer and a decrease in spill response projects of approximately $500,000. Revenues in the Company's North Atlantic Laboratories, Inc. ("NAL") subsidiary increased $3,629, or 2%, to $167,691 in the 2002 period from $164,062 in the 2001 period. Revenues in the Company's New York Testing Laboratories, Inc. ("NYT") subsidiary decreased $172,365 to $0 in the 2002 period from $172,365 in the 2001 period, due to the discontinuance of NYT operations.

Cost of Revenues

Cost of revenues increased $488,942 to $3,852,088 in the 2002 period as compared to $3,363,146 in the 2001 period. This 15% increase was primarily attributable to the labor costs of approximately $213,000 and equipment rental costs of approximately $110,000 associated with remediation work performed in the vicinity of the World Trade Center, increases in project manager costs of approximately $170,000 due to an increase in the number of project managers and approximately $100,000 of costs incurred on a pond rehabilitation project. These increases were partially offset by a decrease of approximately $150,000 due to the discontinued operations of NYT. Gross profit increased $1,425,014 to $1,971,704, or 34% of total revenue, in the 2002 period from $546,690, or 14% of total revenue, in the 2001 period. The increase in gross profit was primarily attributable to the greater sales volume and greater gross margins in the 2002 period that resulted from the World Trade Center related work. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $338,928 to $1,326,056 in the 2002 period from $987,128 in the 2001 period, and constituted approximately 23% and 25% of revenues in the 2002 and 2001 periods, respectively. The increase of $333,928 was partially due to increases in the bad debt provision of approximately $329,000 and marketing expenses of approximately $111,000 that was partially offset by decreases in legal expense of $109,000.

Expense (Benefit) Related to Variable Accounting Treatment for Officer Options

Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The expense related to variable accounting treatment for officer options decreased by $736,968 to a benefit of $(487,324) in the 2002 period from an expense of $249,644 in the 2001 period. This was due to a decrease in the market price of the Company's common stock that was partially offset by an increase in the number of vested options outstanding. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

Interest Expense

Interest expense decreased by $43,339, or 58%, to $31,205 in the 2002 period from $74,544 in the 2001 period. The decrease in interest expense was primarily attributable to reductions in convertible debt and reductions in LIBOR.

Provision (Benefit) for Income Taxes

The provision for income taxes increased by $597,482 to an expense of $343,249 in the 2002 period from a benefit of $(254,233) in the 2001 period. The increase was primarily attributable to increased taxable income in the 2002 period and the establishment of a 100% valuation allowance related to temporary differences between book and tax income that was partially offset by the utilization of federal and state net operating losses of approximately $500,000.

Net Income

Net income increased by $1,259,192 to $759,524 in the 2002 period from a net loss of $(499,668) in the 2001 period. The increase was the result of all the factors discussed above.

THIRTY-NINE WEEKS ENDED APRIL 2, 2002 AND APRIL 3, 2001

Revenue

Total revenues for the thirty-nine weeks ended April 2, 2002 (the "year to date 2002 period") increased by $9,275,944, or approximately 54%, to $26,559,419 from $17,283,475 for the thirty-nine weeks ended April 3, 2001 (the "year to date 2001 period"). Revenues in the Company's Trade-Winds subsidiary increased approximately $9,900,000 to approximately $26,000,000 in the year to date 2002 period from approximately $16,100,000 in the year to date 2001 period. The increase in Trade-Winds revenues of approximately $9,900,000 was primarily attributable to approximately $16,200,000 related to remediation work performed in the vicinity of the World Trade Center as a result of the terrorist attack on September 11, 2001, approximately $1,500,000 in revenues from a mold remediation contract related to a tropical storm in Houston, Texas, approximately $500,000 in revenues from asbestos remediation projects and approximately $300,000 from construction projects that was partially offset by decreases in mold remediation projects of approximately $7,300,000, approximately $700,000 in revenues from environmental remediation projects primarily due to the loss of one customer and a decrease in spill response projects of approximately $800,000. Revenues in the Company's NAL subsidiary decreased approximately $51,000 to approximately $560,000 in the year to date 2002 period from approximately $611,000 in the year to date 2001 period. Revenues in the Company's NYT subsidiary decreased approximately $550,000 to $0 in the year to date 2002 period from $550,000 in the year to date 2001 period, due to the discontinuance of NYT operations.

Cost of Revenues

Cost of revenues  increased  $5,311,245 to  $16,848,979 in the year to date
2002 period as compared to $11,537,734 in the year to date 2001 period. The increase of $5,311,245, or 46%, was primarily attributable to the labor costs of approximately $2,675,000, union benefits of approximately $380,000, equipment rental of approximately $370,000 and certain insurance costs of approximately $750,000 associated with remediation work performed in the vicinity of the World Trade Center. In addition, disposal costs increased by approximately $125,000, project manager costs increased by approximately $450,000 due to an increase in the number of project managers and project costs increased by approximately $800,000 related to a pond rehabilitation project. These increases were partially offset by a decrease of approximately $575,000 due to the discontinued operations of NYT. Gross profit increased $3,964,699 to $9,710,440 in the year to date 2002 period from $5,745,741 in the year to date 2001 period. The increase in gross profit was primarily attributable to the greater revenue that resulted from the World Trade Center related work. Gross profit percentage increased to 37% in the year to date 2002 period from 33% in the year to date 2001 period due to the greater margins associated with the World Trade Center related work. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $374,683 to $3,657,172 in the year to date 2002 period from $3,282,489 in the year to date 2001 period, and constituted approximately 14% and 19% of revenues in the year to date 2002 and year to date 2001 periods, respectively. The increase of $374,683 was partially due to increases in the bad debt provision of approximately $223,000, marketing expenses of approximately $223,000, accounting fees of approximately $56,000 and accruals for year-end bonuses of approximately $68,000 that was partially offset by decreases in legal expense of $212,000.

Expense (Benefit) Related to Variable Accounting Treatment for Officer Options

Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The expense related to variable accounting treatment for officer options increased by $715,061 to $880,696 in the year to date 2002 period from $165,635 in the year to date 2001 period. This was due to an increase in the market price of the Company's common stock and an increase in the number of vested options outstanding. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

Interest Expense

Interest expense decreased by $30,039, or 12%, in the year to date 2002 period to $226,485 from $256,524 in the year to date 2001 period. The decrease in interest expense was primarily attributable to reductions in convertible debt and reductions in LIBOR partially offset by interest charges relating to the conversion of the accrued and unpaid interest on the Spotless Convertible Note.

Provision for Income Taxes

The provision for income taxes increased by $1,945,059 to $2,425,314 in the year to date 2002 period from $480,255 in the year to date 2001 period. The increase was primarily attributable to increased taxable income in the year to date 2002 period and the establishment of a 100% valuation allowance related to temporary differences between book and tax income that was partially offset by the utilization of federal and state net operating losses of approximately $500,000.

Net Income

Net income increased by $950,581, or 60%, to $2,531,783 in the year to date
2002 period from $1,581,202 in the year to date 2001 period. The increase was the result of all the factors discussed above.

Dividends

Dividends on preferred stock increased by $390,719 to $449,219 in the year to date 2002 period from $58,500 in the year to date 2001 period. As a result of Acquisition Corp.'s decision to exercise its right to convert its preferred stock and in accordance with the terms of the Company's Series B preferred stock, an additional 1,149,174 shares of the Company's common stock were issued to Acquisition Corp. The additional shares of common stock issued to Acquisition Corp. were calculated based upon a formula that takes into consideration the value of the Series B preferred stock on the date of issuance and the number of days elapsed from the date of the issuance of the Series B preferred stock through the conversion date. The issuance of the additional shares of common stock was recorded as a dividend of $390,719.

LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

As of April 2, 2002, the Company had an accumulated deficit of $31,676,512.
The Company has financed its operations to date primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless Plastics (USA), Inc. ("Spotless") and through cash generated from operations. In the opinion of management, the Company expects to have sufficient working capital to fund current operations for the next twelve months. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

After the terrorist attack on the World Trade Center on September 11, 2001, the demand for the Company's emergency and catastrophe response services increased dramatically. As a result of this increased demand, the Company recorded revenues of approximately $16,200,000 for remediation services performed in downtown Manhattan from September 13, 2001 through April 2, 2002. Approximately $13,000,000 of this revenue has been collected by April 2, 2002. Additionally, the Company continues to perform services related to the terrorist attack after April 2, 2002. The Company believes that additional revenues from such services will be generated in the foreseeable future and that the expected receipt of these revenues will favorably impact its liquidity, although no assurances can be made as to the expected volume or impact.

As of April 2, 2002, the Company owed Spotless $200,000 on short-term loans to fund working capital. During the thirty-nine weeks ended April 2, 2002, in order to address cash flow and operational concerns and to fund the increased payroll that resulted from the greater level of work related to the World Trade Center attack, the Company borrowed $1,750,000 from Spotless. During the thirteen weeks ended January 1, 2002, primarily as a result of cash collected from the World Trade Center projects, the Company repaid $2,750,000 to Spotless. All current borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent and are secured by all of the Company's assets.

On November 16, 2001, the Company exchanged $1,700,000 of short-term notes payable for a demand promissory note payable to Spotless that is secured by the Company's assets and the assets of its subsidiaries, pursuant to amendments to existing security agreements between each of the Company and its subsidiaries and Spotless. The promissory note had an original principal amount of $1,700,000 and accrues interest at the rate of LIBOR plus one percent (1%) per annum. Spotless may, but is under no obligation to, lend additional amounts to the Company under this secured promissory note. As of April 2, 2002, the Company owed Spotless $200,000 under this promissory note.

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

On March 15, 2002, the Company repaid $680,000 principal amount of 10% convertible notes upon their maturity. The repayment was funded through cash generated from operations and did not require any borrowings.

The Company expects to have positive cash flow from operations to meet its working capital needs over the next twelve months. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs. Management continues to pursue additional funding sources. The Company anticipates revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company's bids will be accepted. The Company is striving to improve its gross margin and control its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to obtain environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

The table below summarizes aggregate maturities of future minimum lease payments under noncancelable operating leases as of April 2, 2002:

                             Total           1 Year        2-3 Years       4-5 Years       Thereafter
    Operating Leases       $2,120,000       $354,000        $691,000        $747,000        $328,000

CASH FLOW

Net cash provided by operating activities was $2,197,224 in the year to date 2002 period. Operations for the year to date 2002 period, after adding back non-cash items, provided cash of $4,187,859. Accounts receivable increased by $2,837,812 due to billings related to the World Trade Center related projects. Accounts payable and accrued expenses and accrued payroll increased $252,658 and $67,123, respectively, primarily as a result of the World Trade Center related projects. Income taxes payable increased $828,069 as a result of the increased taxable income for the period. Cash used for capital expenditures was $642,609 in the year to date 2002 period primarily relating to equipment used on the World Trade Center related projects.

During the thirty-nine weeks ended April 2, 2002, in order to address cash flow and operational concerns and to fund the increased payroll that resulted from the greater level of work related to the World Trade Center attack, the Company borrowed $1,750,000 from Spotless. During the thirteen weeks ended January 1, 2002, primarily as a result of cash collected from the World Trade Center related projects, the Company repaid $2,750,000 to Spotless. A balance of $200,000 in loans from Spotless was outstanding as of April 2, 2002. All current borrowings from Spotless bear interest at LIBOR plus 1 percent and are secured by all of the Company's assets.

During the year to date 2002 period, the Company repaid $680,000 of convertible notes and paid preferred stock dividends of $195,000.

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

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not applicable

Item 5.   Other Information
          -----------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits:

          None

(b)       Reports on Form 8-K

          There were no reports on Form 8-K filed during the thirteen-week period ended April 2, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002
                                        WINDSWEPT ENVIRONMENTAL GROUP, INC.




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