Form 10-K
period 2002-07-02
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2002-09-23
CIK 814915

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                    Annual Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended July 2, 2002

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

Based upon the closing sale price as reported on the OTC Electronic Bulletin Board of the NASD on September 10, 2002 ($.18 per share), the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2,905,826.

As of September 10, 2002, the issuer had 77,936,358 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2002 are incorporated into Part III of this Form 10-K.

                                     PART I
                                     ------

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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

Windswept Environmental Group, Inc. ("Windswept" or "the Company"), through its wholly-owned subsidiaries, Trade-Winds Environmental Restoration, Inc. ("Trade-Winds") and North Atlantic Laboratories, Inc. ("NAL"), provides a full array of emergency response, remediation and disaster restoration services to a broad range of clients. The Company has expertise in areas of hazardous materials remediation, testing, toxicology, training, wetlands restoration, wildlife and natural resources rehabilitation, technical advisory, restoration and site renovation services. The Company believes that it has assembled the resources, including key environmental professionals, construction managers, and specialized equipment to become a leader in the expanding worldwide emergency services market. The Company further believes that few competitors provide the diverse range of services provided by Windswept on an emergency response basis. Management believes that its unique breadth of services and its emergency response capability has positioned the Company for rapid growth in this expanding market.

The Company was incorporated under the laws of the state of Delaware on March 21, 1986 under the name International Bankcard Services Corporation. On March 19, 1997, the Company's name was changed to its present name. The Company's principal executive offices are located at 100 Sweeneydale Avenue, Bay Shore, New York, 11706. The Company's telephone number is (631) 434-1300.

In December 1993, the Company acquired Trade-Winds, an asbestos abatement and lead remediation company. On February 24, 1997, the Company acquired NAL, a certified environmental training, laboratory testing and consulting services company.

On October 29, 1999, the Company entered into a subscription agreement with Spotless Plastics (USA), Inc. ("Spotless"), a Delaware corporation, pursuant to which the Company sold to Windswept Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and a wholly-owned subsidiary of Spotless, 22,284,683 shares (the

"Acquisition Corp. Common Shares") of common stock, par value $.0001 per share ("Common Stock"), and 9,346 shares of Series B Convertible Preferred Stock, par value $.01 per share ("Series B Preferred"), for an aggregate subscription price of $2,500,000 or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred. Each share of Series B Preferred had the equivalent voting power of 1,000 shares of Common Stock. Each share of Series B Preferred was convertible into 1,000 shares of Common Stock.

In addition, the Company, Trade-Winds and NAL, each of which is a wholly-owned subsidiary of the Company, as joint and several obligors (collectively, the "Obligors"), borrowed $2,000,000 from Spotless. This borrowing was evidenced by a secured convertible promissory note, dated October 29, 1999 (the "Note"). Outstanding principal under the Note bore interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus an additional 1% and was payable monthly. The Note had a maturity date of October 29, 2004, unless Spotless elected to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under the Note was convertible, at the option of Spotless, in whole or in part, at any time, into shares of Common Stock at the rate of one share of Common Stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals have not been obtained at the time of conversion, into shares of Series B Preferred at the rate of one share of Series B Preferred for every $79.04 of principal and accrued interest so converted). In connection with the Note, each of the Obligors granted to Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999. The transaction with Spotless described above is hereafter referred to as the "Spotless Transaction".

On November 16, 2001, Acquisition Corp. exercised its right to convert all 9,346 shares of the Company's Series B preferred stock. As a result of such conversion and in accordance with the terms of the Company's Series B preferred stock, Acquisition Corp. was issued 10,495,174 shares of the Company's common stock. Such amount included 9,346,000 shares as a result of the 1,000:1 conversion ratio, and an additional 1,149,174 shares that were calculated based upon a formula that took into consideration the value of the Series B preferred stock on the date of issuance and the number days elapsed from the date of the issuance of the Series B preferred stock through the conversion date. The issuance of the additional shares of common stock was recorded as a dividend of $390,719. The dividend represents the difference between the fair market value of the Company's common stock issued on November 16, 2001 and the fair market value of the Company's common stock at the date the Series B preferred stock was issued.

On November 16, 2001, Spotless exercised its right to convert all principal and accrued and unpaid interest on the $2,000,000 Note. As a result of the conversion of the Note and accrued and unpaid interest, the Company issued an additional 28,555,250 shares of its common stock to Acquisition Corp. in full satisfaction of the Note and the related accrued and unpaid interest.

After giving effect to these conversions, Spotless currently beneficially owns 61,335,107 shares, or approximately 79%, of the Company's issued and outstanding shares of common stock.

In August 2001, the Company changed its fiscal year from the twelve months ended April 30 to a 52-53 week fiscal year ending on the Tuesday nearest June 30. Each fiscal year shall generally be comprised of four 13-week quarters, each containing two four-week months followed by one five-week month. As a result of such change in fiscal year, in October 2001, the Company filed a Transition Report on Form 10-K for the period from May 1, 2001 through July 3, 2001 (the "transition period"). Revenues, net loss and basic and diluted earnings per common share in the transition period were $2,322,511, ($733,303) and $(.02), respectively.

OPERATIONS

In order to position itself into stronger and more profitable markets, the Company has evolved from an asbestos abatement contractor to a hazardous materials clean-up and natural resource restoration firm, and finally, to a full service emergency response provider. The Company provides a broad range of services through vertically integrated businesses in the service areas described below:

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

The Company believes that its comprehensive emergency response abilities have greatly expanded its customer base to include those entities that value immediate response, enhanced capabilities and customer service. The Company's customers include Fortune 500 (TM) companies, insurance companies, industrial concerns, oil companies, banks, school districts, state, local and county governments, commercial building owners and real estate development concerns. Currently, the Company's customers include Keyspan Energy Corporation, Bank of New York, State Farm Insurance Company, Travelers Insurance Company, and the New York State Department of Environmental Conservation for services including hazardous materials spill response, oil spill containment, sub-surface investigation and site remediation.

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

The Company estimates that in excess of 24% of its revenues are derived from previously served customers. Insurance customers represent a substantial portion of the Company's target market: those with recurring needs for emergency services. During the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000, revenues from insurance customers represented approximately 9%, 8%, 12% and 15%, respectively, of total revenues. During the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000 the Company recognized net sales to significant customers as set forth below:

                                                                 May 1,
                                                                  2001
                                                                through
                                                 July 2,         July 3,        April 30,     April 30,
              Major Customers                     2002            2001           2001           2000
         --------------------------            -----------     ----------     ----------    -----------
                Customer A                            0%            13%            36%             0%
                Customer B                           34%             0%             0%             0%
                Customer C                            0%             5%            11%            15%
                Customer D                            7%            14%             5%            12%

While the Company intends to increase the amount of work performed for entities other than these customers, it expects to continue to be dependent on a few customers and/or the incurrence of large projects. The level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of the Company's services. However, because of the significant expansion of the Company's services provided, the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition and results of operations, unless the revenues generated from any such customer, including the Bank of New York (listed as "Customer B" in the foregoing table), were not replaced by revenues generated by other customers. See "Risk Factors" section of Item 1.

In order to provide emergency response services, it is necessary for the Company to employ a professional staff and to maintain an inventory of vehicles, equipment and supplies. The Company currently maintains a fleet of 24 spill response vessels with skimmer, diving and booming capabilities, 58 vehicles (including vacuum trucks, earth moving equipment, supply trucks and drilling vehicles) and 31 trailers equipped with various capabilities (such as a mobile wildlife clinic). The Company has the equipment capacity to move 100,000 gallons of environmental waste in any 24-hour period directly to a disposal facility either in drums, roll-offs or directly in tanker trucks.

The Company has on its staff experts and licensed personnel in natural resource restoration, spill response, hazardous material clean-up, wildlife rehabilitation, environmental investigation and testing, construction, oil spill response, and health and safety. The Company's staff includes three United States Coast Guard certified captains and four certified divers. The Company employs 3 wildlife rehabilitators, 7 certified asbestos handlers, 27 certified hazardous material workers, and a chemical engineer, as well as individuals with various other applicable expertise.

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

MARKETING AND SALES

The Company has an aggressive marketing program that is directed toward establishing and maintaining relationships with businesses that have ongoing needs for one or more of the Company's services. The Company strives to achieve internal growth by expanding services to its existing customer base and by marketing itself as a multiple-service company with immediate response capabilities. Clients who begin by utilizing one service often use other services provided by the Company. The Company believes that, ultimately, all of a client's environmental related construction and emergency response needs can be serviced by the Company.

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

Certain of the Company's remediation and abatement contracts require performance and payment bonds. The relationships with various sureties and the issuance of bonds is dependent on the sureties' willingness to write bonds for the various types of work the Company performs, their assessment of the Company's performance record and their view of the credit worthiness of the Company. At present, the Company believes that surety bonds for a number of the Company's service lines are available only from a limited number of sureties. No assurance can be given that the Company will be able to obtain the required surety bonds. Any failure of the Company to obtain these bonds could materially and adversely affect certain components of the Company's operations.

EMPLOYEES/TECHNICAL STAFF

As of August 31, 2002, the Company employed a core group of approximately 101 persons including executive officers, project managers, specialists, supervisors, field staff, marketing and clerical personnel. The Company attempts to provide year-round employment for its core field staff by cross training. The Company believes a stable work force results in increased productivity at the work site and that its reputation for steady employment permits it to pay reasonable hourly rates. The Company promotes qualified field workers to supervisory positions and supervisors into production management and other staff positions, when applicable.

The Company employs laborers for field operations based upon the current workload. Approximately 62 field staff and supervisors are employed on a steady basis, with additional labor hired on an as-needed basis to supplement the work force. The Company has an agreement that expires in November 2002 with several local unions that supply labor for bonded contract work. The Company has never had a work stoppage and believes that it has good relations with its employees.

PERMITS AND LICENSES

The Federal Government and certain states in the areas in which the Company operates require that asbestos and lead abatement firms be licensed. Licensing generally requires that workers and supervisors receive training from state certified organizations and pass required tests. Certain states also require that wildlife rehabilitators be licensed. The Company has approximately 3 such licensed individuals on staff.

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

THE COMPANY IS DEPENDENT ON THE INCURRENCE OF LARGE PROJECTS FROM A SMALL NUMBER OF CUSTOMERS. Because of the nature of the Company's services, the Company must generate most of its revenues from new customers. The Company cannot anticipate whether it will be able to replace such revenues with revenues from new projects in future periods. The inability of the Company to replace the revenues generated as a result of large projects performed in the fiscal year ended July 2, 2002, particularly the catastrophe response projects in the vicinity of the World Trade Center following the terrorist attack on September 11, 2001, which accounted for approximately 52% of the Company's revenues during such fiscal year, would have a materially adverse impact on the Company.

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

Factors Affecting the Company's Securities
------------------------------------------

THE COMPANY IS CONTROLLED BY ONE MAJOR STOCKHOLDER. Currently, one major stockholder owns an aggregate of approximately 79% of the Company's Common Stock and holds approximately 77% of its voting power. Accordingly, such major stockholder is able to control the Board of Directors and thereby determine the corporate policy and the direction of the Company's operations.

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

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF THE COMPANY'S COMMON STOCK IN THE PUBLIC MARKET COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF ITS COMMON STOCK. As of September 10, 2002, the Company had 77,936,358 shares of Common Stock outstanding. The existence of a large number of shares eligible for sale could have an adverse effect on the market price of the Company's Common Stock and its ability to raise additional equity capital on terms beneficial to it.

THE COMPANY HAS EXPERIENCED SIGNIFICANT OPERATING LOSSES IN PRIOR YEARS AND MAY INCUR LOSSES IN THE FUTURE. Future loses could adversely affect the market value of the Common Stock. The Company incurred net losses of approximately $720,000 for the period from May 1, 2001 through July 3, 2001, approximately $2.3 million and approximately $1.3 million in the fiscal years ended April 30, 2000 and 1999, respectively. As of July 2, 2002, the Company had an accumulated deficit of $30,713,428. Even though the Company has taken steps in an effort to reduce costs and expenses and to increase revenues, and had net income of approximately $3.5 million and approximately $1.1 million in the fiscal years ended July 2, 2002 and April 30, 2001, respectively, it may not incur profits at any time in the future.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company holds a five-year lease expiring in 2007 for its 50,000 square foot facility located at 100 Sweeneydale Avenue, Bay Shore, New York 11706. The lease provides for a current annual rent of $338,576 and is subject to a 4% annual escalation. This facility houses all the operations of the Company, other than an oil spill response center located in Brooklyn, New York.

The Company has a month-to-month lease that provides for a monthly rental of $1,000, for a facility located at 1100 Grand Street in Brooklyn, New York.

Management considers the Company's facilities sufficient for its present and currently anticipated future operations, and believes that these properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On October 12, 2001, Trade-Winds commenced an action in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $1,060,000 of contractual billings relating to a large mold remediation project. In addition to denying an obligation to pay the amount claimed, the defendants have asserted a counterclaim against Trade-Winds for $389,439. The parties engaged in court-ordered mediation without successful resolution and are currently engaged in discovery. The court has ordered that the record of this action be sealed.

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

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

(a)  Market Information

Since October 22, 1996, the Company's common stock has been traded on the OTC Electronic Bulletin Board of the NASD, under the symbol "WEGI." The following table sets forth the range of quarterly high and low closing sale prices, for the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and for the fiscal years ended April 30, 2001 and 2000, as provided by Standard and Poor's ComStock. These quotations represent inter-dealer prices, do not reflect retail mark-up, mark-down, or commission and may not represent actual transactions.

                                                                  Price Range of Common Stock
                                                                  ---------------------------
             FISCAL YEAR ENDED APRIL 30, 2000
             Quarter Ended                                        HIGH                      LOW
             -------------                                        ----                      ---
             July 31, 1999                                        $.41                      $.16
             October 31, 1999                                      .41                       .27
             January 31, 2000                                      .36                       .14
             April 30, 2000                                       $.23                      $.08

             FISCAL YEAR ENDED APRIL 30, 2001

             Quarter Ended                                        HIGH                      LOW
             -------------                                        ----                      ---
             July 31, 2000                                        $.20                      $.11
             October 31, 2000                                      .19                       .09
             January 31, 2001                                      .27                       .08
             April 30, 2001                                       $.34                      $.15

             TRANSITION PERIOD FROM MAY 1, 2001 THROUGH JULY 3, 2001

             May 1, 2001
             through                                              HIGH                      LOW
                                                                  ----                      ---
             July 3, 2001                                         $.21                      $.16

             FISCAL YEAR ENDED JULY 2, 2002

             Quarter Ended                                        HIGH                      LOW
             -------------                                        ----                      ---
             October 2, 2001                                      $.29                      $.16
             January 1, 2002                                       .57                       .24
             April 2, 2002                                         .44                       .23
             July 2, 2002                                         $.29                      $.19

The Company had approximately 722 common stockholders of record as of September 10, 2002. There have been no dividends declared or paid on the Common Stock during the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 or in the fiscal years ended April 30, 2001 and 2000 and the Company has no current intentions to declare or pay dividends on the Common Stock. Under its Series A Convertible Preferred Stock Agreement, no common stock dividends may be paid until all preferred dividends are paid in full. Subject to the foregoing, the Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

(b)  Recent Sales of Unregistered Securities

There were no sales or issuances of the Company's unregistered equity securities occurring during the fiscal year ended July 2, 2002, except to the extent previously disclosed in the Company's Quarterly Reports on Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                             Period from
                                               Fiscal Year    May 1, 2001                 Fiscal Years Ended April 30,
                                                 Ended         through    ----------------------------------------------------------
                                              July 2, 2002  July 3, 2001       2001           2000           1999           1998
                                             ---------------------------------------------------------------------------------------
Consolidated Operations Data:
Revenues                                       $32,903,740   $ 2,322,511    $22,022,766   $12,845,165   $ 13,926,812   $ 11,968,774
Net income (loss)                                3,494,867      (720,303)     1,065,877    (2,256,997)    (1,307,476)    (5,609,795)
Net income (loss) per common
share-basic                                           0.05         (0.02)          0.03         (0.09)         (0.11)         (0.55)
Net income (loss) per common                   $      0.04   $     (0.02)   $      0.01   $     (0.09)  $      (0.11)  $      (0.55)
share-diluted

Weighted average common shares outstanding:
Basic                                           63,300,953    38,481,254     38,459,953    26,927,083     13,064,314     10,404,111
Diluted                                         85,455,580    38,481,254     76,244,295    26,927,083     13,064,314     10,404,111

Consolidated Balance Sheet
Data:

Total assets                                   $10,212,538   $ 8,192,568    $ 8,806,398   $ 6,699,204   $  5,745,122   $  6,354,689
Long-term debt and other                         1,005,574       400,308        457,084       197,172        198,732        264,604
Convertible notes                                  100,000     2,780,000      2,780,000     2,780,000        790,000        800,000
Redeemable convertible preferred stock           1,300,000     1,300,000      1,300,000     1,300,000      1,300,000      1,300,000
Stockholders' equity (deficit)                 $ 3,372,383   $(2,487,156)   $(1,753,853)  $(2,744,980)  $ (3,347,257)  $ (2,936,730)

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

This discussion contains forward-looking statements that are subject to a number of known and unknown risks, that in addition to general, economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements, as more fully discussed in "Part I - Introductory Comment - Forward Looking Statements" in this Annual Report on Form 10-K.

The Company is subject to significant external factors that could significantly impact its business. These factors could cause future results to differ materially from historical trends.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of its financial position and results of operations are based upon the Company's audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these audited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the audited consolidated financial statements are accounting for contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

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

Deferred Tax Asset Valuation Allowance - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the Company's prior history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of July 2, 2002. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes for current income. Should the Company be profitable in the future at levels which cause management to conclude that is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

RESULTS OF OPERATIONS

Fiscal Year Ended July 2, 2002 Compared to Fiscal Year Ended April 30, 2001
---------------------------------------------------------------------------

Revenues
--------

Revenues increased to $32,903,740 in the fiscal year ended July 2, 2002 ("fiscal 2002") compared to $22,022,766 in the fiscal year ended April 30, 2001 ("fiscal 2001"). This increase of $10,880,974, or 49.4%, was primarily the result of revenue increases in the Company's Trade-Winds subsidiary of $11,791,033 to $32,231,680 in fiscal 2002 from $20,440,647 in fiscal 2001. This increase was partially offset by revenue decreases in the Company's NAL subsidiary of $173,550 to $672,060 in fiscal 2002 from $845,610 in fiscal 2001. In addition, revenues decreased by $736,509 due to the discontinuance of unprofitable operations of another of the Company's subsidiaries.

The increase in Trade-Winds revenue of $11,791,033 was primarily attributable to catastrophe response projects in the vicinity of the World Trade Center terrorist attack that accounted for revenues of $17,002,928, remediation services of $1,820,158 performed at the site of a chemical explosion, mold remediation services of $1,801,428 performed in Houston, Texas as a result of tropical storm flooding and increases in emergency spill response and insurance related projects of $582,917 and $349,073, respectively. Due to the nature of the Company's business, it cannot anticipate whether it will be able to replace revenues from large projects with revenues from new projects in future periods. The increases were partially offset by decreases of $7,511,729 in a large non-recurring mold remediation project, environmental remediation projects of $1,508,966, oil tank projects of $470,269 and hazardous waste disposal services of $205,651. The decrease in NAL revenues of $173,550 is primarily attributable to the loss of key management and other personnel.

Gross Profit/Cost of Revenues
-----------------------------

Cost of revenues increased to $20,755,677 in fiscal 2002 compared to $15,336,191 in fiscal 2001. This increase of $5,419,486, or 35.3%, was primarily the result of the costs incurred on catastrophe response projects in the vicinity of the World Trade Center. Direct field labor, other job related costs, union benefits, equipment rental, workers compensation insurance, subcontractor costs and disposal costs increased $2,634,137, $712,490, $547,272, $408,263, $375,647, $257,236 and $176,054,
respectively, as a result of the World Trade Center work. In addition, project manager salaries increased $640,735 due to an increase in the number and compensation of those employees. These increases were partially offset by a decrease in materials and supplies of $364,143. The Company's cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, cost of revenues include bonding and job related insurance cost, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation, disposal, and depreciation of capital equipment.

Cost of revenues as a percentage of revenues was 63.1% in fiscal 2002 as compared to 69.6% in fiscal 2001. Accordingly, gross profit as a percentage of revenues increased to 36.9% in fiscal 2002 from 30.4% in fiscal 2001. Gross profit in fiscal 2002 was positively impacted by the World Trade Center projects that generated gross profits of $10,202,000 or 40.0% that was partially offset by the increase in project manager salaries.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for fiscal 2002 increased by $880,342 to $5,346,394 in fiscal 2002 from $4,466,052 in fiscal 2001 and constituted approximately 16.2% and 20.3% of revenues in fiscal 2002 and 2001, respectively. The increase was primarily attributable to increases in the provision for doubtful accounts, marketing expenses, office salaries, sales salaries and officer salaries of $390,438, $338,129, $66,429, $56,608 and
$56,221, respectively. The increases were partially offset by a decrease in legal fees, depreciation and bank charges of $120,091, $25,753 and $25,614, respectively.

Expense Related to Variable Accounting Treatment for Officer Options
--------------------------------------------------------------------

Under the terms of an employment agreement, the Company's President and Chief Executive Officer may sell to the Company all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him. The expense related to variable accounting treatment for officer options increased by $227,732 to $555,812 in fiscal 2002 from $328,080 in fiscal 2001. This was due to a change in the market price of the Company's Common Stock. Due to the terms of the options, changes in the market price of the Company's Common Stock, in either direction, result in a corresponding expense or benefit.

Interest Expense
----------------

Interest expense decreased by $115,769 in fiscal 2002 to $223,246 from $339,015 in fiscal 2001. The decrease in interest expense was primarily attributable to lower levels of debt and reductions in the LIBOR rate.

Provision for Income Taxes
--------------------------

The provision for income taxes reflects an effective rate of 42.1% and 33.9% in fiscal 2002 and 2001, respectively. The book benefit for taxable losses generated in prior periods was offset by recording a full valuation allowance. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses, and other temporary differences are "more likely than not" to be realized, as required by accounting principles generally accepted in the United States of America.

Net Income
----------

Net income and basic net income attributable to common stockholders per share for fiscal 2002 were $3,494,867 and $.05, respectively. This compares to net income and basic net income attributable to common stockholders per share of $1,065,877 and $.03, respectively for fiscal 2001.

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

Revenues
--------

Revenues increased to $2,322,511 in the period from May 1, 2001 through July 3, 2001 (the "2001 transition period") compared to $2,003,331 in the period from May 1, 2000 through June 30, 2000 (unaudited) (the "2000 transition period"). This increase of $319,180, or 15.9%, was primarily the result of revenue increases in the Company's Trade-Winds subsidiary of $491,174 to $2,211,276 in the 2001 transition period from $1,720,102 in the 2000 transition period. This increase was partially offset by revenue decreases of $121,104 to $25,613 in the 2001 transition period from $146,717 in the 2000 transition period resulting from the discontinuance of unprofitable operations in another of the Company's subsidiaries.

The increase in Trade-Winds revenue of $491,174 in the 2001 transition period was primarily attributable to a large mold remediation project that accounted for revenues of approximately $308,000 and a pond rehabilitation project that accounted for revenues of approximately $166,000.

Gross Profit (Loss)/Cost of Revenues
------------------------------------

Cost of revenues increased to $2,414,195 in the 2001 transition period compared to $1,746,537 in the 2000 transition period. This increase of $667,658, or 38.2%, was primarily the result of the costs incurred on a pond rehabilitation project of approximately $343,000, increased field labor costs of approximately $200,000, due to projects nearing completion at July 3, 2001, increases in equipment rental costs of approximately $90,000 and increased project manager salaries of approximately $74,000, due to an increase in the number of project managers. These increases were partially offset by a decrease in subcontracting costs of approximately $39,000. The Company's cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, cost of revenues include bonding and job related insurance cost, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation, disposal, and depreciation of capital equipment.

Cost of revenues as a percentage of revenues was 104% in the 2001 transition period as compared to 87.2% in the 2000 transition period. Accordingly, gross profit as a percentage of revenues decreased to (4.0)% in the 2001 transition period from 12.8% in the 2000 transition period. The gross loss in the 2001 transition period was primarily attributable to revenue levels that were insufficient to cover the Company's fixed costs.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the 2001 transition period increased by $118,067 to $780,381 in the 2001 transition period from $662,314 in the 2000 transition period and constituted approximately 33.6% and 33.1% of revenues in the 2001 and 2000 transition periods, respectively. The increase was primarily attributable to an increase in the provision for doubtful accounts of approximately $189,000 that was partially offset by a decrease in marketing expenses of approximately $54,000.

Benefit Related to Variable Accounting Treatment for Officer Options
--------------------------------------------------------------------

Under the terms of an employment agreement, the Company's President and Chief Executive Officer may sell to the Company all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him. The benefit related to variable accounting treatment for officer options increased by $264,522 to ($44,189) in the 2001 transition period from $220,333 in the 2000 transition period. This was due to a change in the market price of the Company's Common Stock. Due to the terms of the options, changes in the market price of the Company's Common Stock, in either direction, result in a corresponding expense or benefit.

Interest Expense
----------------

Interest expense decreased by $16,068 in the 2001 transition period to $46,686 from $62,754 in the 2000 transition period. The decrease in interest expense was primarily attributable to lower levels of debt and reductions in the LIBOR rate.

Other Income
------------

Other income increased $118,996 to $154,259 in the 2001 transition period from $35,263 in the 2000 transition period. The increase was primarily attributable a gain on the sale of substantially all of an unprofitable subsidiary's fixed assets in the 2001 transition period.

Provision for Income Taxes
--------------------------

No income taxes were provided in either the 2001 or 2000 transition periods due to the incurrence of taxable losses. The book benefit for taxable losses generated in both periods was offset by recording a full valuation allowance. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses, and other temporary differences are "more likely than not" to be realized, as required by accounting principles generally accepted in the United States of America.

Net Loss
--------

Net loss and basic and diluted net loss attributable to common stockholders per share for the 2001 transition period were ($720,303) and ($.02), respectively. This compares to a net loss and basic and diluted net loss attributable to common stockholders per share of ($653,344) and ($.02), respectively for the 2000 transition period.

Fiscal Year Ending April 30, 2001 Compared to Fiscal Year Ending April 30, 2000
-------------------------------------------------------------------------------

Revenues
--------

Revenues increased to $22,022,766 in fiscal 2001 compared to $12,845,165 in the fiscal year ended April 30, 2000 ("fiscal 2000"). This increase of $9,177,601, or 71.4%, was primarily the result of revenue increases in the Company's Trade-Winds subsidiary of $9,007,157 to $20,440,646 in fiscal 2001 from $11,433,489 in fiscal 2000, and the Company's NAL subsidiary, the revenues of which increased by $259,123 to $845,609 in fiscal 2001 from $586,486 in fiscal 2000. These increases were partially offset by revenue decreases in a subsidiary of the Company of $88,679 to $736,510 in fiscal 2001 from $825,189 in fiscal 2000.

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

Gross Profit/Cost of Revenues
-----------------------------

Cost of revenues increased to $15,336,191 in fiscal 2001 compared to $10,179,948 in fiscal 2000. This increase of $5,156,243, or 50.7%, was primarily the result of the direct costs incurred on a large mold remediation project of $3,196,520, an increase in the number of project managers of approximately $329,000 and increases in a subsidiary's direct costs of $111,921. The remaining increase is due to the direct costs associated with the other increases in revenues. The Company's cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, cost of revenues include bonding and job related insurance cost, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation, disposal, and depreciation of capital equipment.

Cost of revenues as a percentage of revenues was 69.6% in fiscal 2001 as compared to 79.3% in fiscal 2000. Accordingly, gross profit as a percentage of revenues increased to 30.4% in fiscal 2001 from 20.7% in fiscal 2000.

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

Expense Related to Variable Accounting Treatment for Officer Options
--------------------------------------------------------------------

Under the terms of an employment agreement, the Company's President and Chief Executive Officer may sell to the Company all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him. Expense related to variable accounting treatment for officer options increased by $225,913 to $328,080 in fiscal 2001 from $102,167 in fiscal 2000. This was due to an increase in the market price of the Company's Common Stock to $.19 per share on April 30, 2001 from $.125 per share on April 30, 2000. Due to the terms of the options, changes in the market price of the Company's Common Stock, in either direction, result in a corresponding expense or income.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 2, 2002, the Company had cash balances of $399,679, working capital of $4,326,473 and stockholders' equity of $3,372,383. Historically, the Company has financed its operations to date primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless and through cash generated from operations. In the opinion of management, the Company expects to have sufficient working capital to fund current operations. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

After the terrorist attack on the World Trade Center on September 11, 2001, the demand for the Company's emergency and catastrophe response services increased dramatically. As a result of that increased demand, the Company recorded revenues of approximately $17,003,000 for remediation services related to the attack from September 13, 2001 through July 2, 2002. Approximately $15,200,000 of this revenue has been collected by July 2, 2002. Due to the nature of the Company's business, it cannot anticipate whether it will be able to replace such revenues with revenues from new projects in future periods.

As of July 2, 2002, the Company owed Spotless $200,000 on short-term loans to fund working capital. During fiscal 2002, in order to address the Company's cash flow and operational concerns and to fund the increased payroll that resulted from the greater level of work related to the World Trade Center attack, the Company borrowed $1,750,000 from Spotless. During fiscal 2002, primarily as a result of cash collected from the World Trade Center projects, the Company repaid $2,750,000 to Spotless. All current borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent and are secured by all of the Company's assets. As of July 2, 2002, interest of $647 was accrued on these borrowings.

On March 15, 2002, the Company repaid $680,000 principal amount of 10% convertible notes upon their maturity. The repayment was funded through cash generated from operations and did not require any borrowings. Subsequent to July 2, 2002, the Company repaid $50,000 of a convertible note held by a director of the Company.

During fiscal 2001, in order to address the Company's cash flow and operational concerns, the Company borrowed and repaid an additional $1,000,000 from Spotless. Subsequently in fiscal 2001, the Company also borrowed an additional $450,000 from Spotless pursuant to an existing short-term note payable. The increased borrowings from Spotless and the cash generated by a large mold remediation project significantly improved the Company's liquidity.

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

Cash Flow
---------

Net cash provided by operating activities was $2,521,922 in fiscal 2002, as compared to net cash used in operating activities of ($136,364) and ($1,902,538) in fiscal 2001 and 2000, respectively. Accounts receivable increased $2,275,940 or 37.0% to $8,428,232 in fiscal 2002, reflecting the increase in sales relative to the projects performed in the vicinity of the World Trade Center attack. Accounts receivable increased $2,164,282 or 58.9% to $5,852,793 in fiscal 2001, reflecting the increase in sales relative to a large mold remediation project. Accounts receivable increased $1,339,313 or 57.0% to $3,688,511 in fiscal 2000, reflecting an increase in sales during the fourth quarter of fiscal 2000. Accounts payable and accrued expenses (excluding accrued preferred dividends) increased by $301,190 or 10.1% to $3,268,618 in fiscal 2002 primarily as a result of the additional expenses incurred on the World Trade Center projects. Accounts payable and accrued expenses decreased by $40,006 or 1.2% to $3,026,377 in fiscal 2001. Accounts payable and accrued expenses decreased by $425,325 or 10.4% to $2,988,382 in fiscal 2000 primarily as a result of the reductions in outstanding obligations made possible by improved working capital as a result of the Spotless Transaction.

Cash used for capital expenditures was $688,073, $381,729 and $275,417 in fiscal 2002, 2001 and 2000, respectively. During the 2001 transition period, the Company received $249,878 for the sale of substantially all of the assets of an unprofitable subsidiary.

In fiscal 2000, the Company received cash from Spotless of $2,500,000 in exchange for equity and $2,000,000 in exchange for debt. The proceeds were used to repay in full the Company's outstanding balance under a credit facility and to reduce certain outstanding vendor obligations. In March and April 2000, the Company borrowed an additional $500,000 from Spotless to meet working capital needs. During fiscal 2001, the Company borrowed $450,000 from Spotless for working capital requirements and an additional $1,000,000 from Spotless for working capital requirements related to a large mold remediation project. The Company repaid this $1,000,000 plus interest to Spotless in fiscal 2001. During the 2001 transition period, the Company borrowed $250,000 from Spotless for working capital requirements. During fiscal 2002, in order to address cash flow and operational concerns and to fund the increased payroll that resulted from the greater level of work related to the World Trade Center attack, the Company borrowed $1,750,000 from Spotless. During fiscal 2002, primarily as a result of cash collected from the World Trade Center projects, the Company repaid $2,750,000 to Spotless. A $200,000 balance in loans from Spotless was outstanding as of July 2, 2002. In July 2002, the Company borrowed and subsequently repaid an additional $125,000 from Spotless for working capital requirements. On March 15, 2002, the Company repaid $680,000 principal amount of 10% convertible notes upon their maturity. In addition, during fiscal 2002, the Company paid $214,500 of dividends on Series A Preferred Stock. These payments were funded through cash generated from operations and did not require any borrowings. In fiscal 2000, the Company received proceeds of $142,350 from the sale of Common Stock. The Company received $83,182, $3,250 and $7,500 in proceeds from the exercise of common stock options in fiscal 2002, 2001 and 2000, respectively.

The table below summarizes aggregate maturities of future minimum lease payments under noncancelable operating leases as of July 2, 2002:

                             Total           1 Year        2-3 Years       4-5 Years       Thereafter
    Operating Leases       $1,765,639       $338,576        $718,324        $708,739           $0

EFFECT OF INFLATION

Inflation has not had a material impact on the Company's operations during fiscal 2002, the 2001 transition period, or during fiscal 2001 and 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

EQUITY PRICE RISK - The Company's primary market risk exposure relates to the variable accounting treatment related to a put option for shares of common stock and common stock options held by an officer of the Company. Under the terms of an employment agreement, the officer may sell to the Company all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him. As of July 2, 2002, such shares and vested options to purchase shares aggregated 8,122,071 shares. Each $.01 increase or decrease in market price of the Company's stock impacts earnings by approximately $81,000.

INTEREST RATE SENSITIVITY - The Company's exposure to market risk for changes in interest rate primarily relates to its debt obligation to Spotless. The interest rate on the borrowings from Spotless is LIBOR plus 1%. At July 2, 2002, total debt owed to Spotless was $200,000 with additional accrued interest of $647. Assuming variable rate debt at July 2, 2002, a one-point change in interest rates would impact annual net interest payments by approximately $2,000. The Company does not use derivative financial instruments to manage interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

Set forth below is a list of the financial statements of the Company included in this Annual Report on Form 10-K.

               Item                                                        Page
               ----                                                        ----
Independent Auditors' Report                                                27
Consolidated Balance Sheets as of July 2, 2002 and July 3, 2001             28
Consolidated Statements of Operations for the fiscal year ended
   July 2, 2002, the period from May 1, 2001 through July 3, 2001,
   and the fiscal years ended April 30, 2001 and 2000                       29
Consolidated Statements of Stockholders' Equity for the fiscal year ended July 2, 2002, the period from May 1, 2001 through
   July 3, 2001 and the fiscal years ended April 30, 2001 and 2000          30
Consolidated Statements of Cash Flows for the fiscal years ended
   July 2, 2002, the period from May 1, 2001 through July 3, 2001
   and the fiscal years ended April 30, 2001 and 2000                       31

Notes to Consolidated Financial Statements                            32 to 47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information under the captions "Director - Nominees", "Principal Occupations of Directors and Executive Officers", "Directors' Compensation", "Board Meetings and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information under the captions "Executive Compensation", "Option/Stock Appreciation Rights ("SAR") Grants in Last Fiscal Year", "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Employment Agreements", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information under the captions "Security Ownership" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2002 is incorporated herein by reference.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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

10.02 Convertible Demand Note, dated October 15, 1996, between Trade-Winds Environmental Restoration, Inc. and Anthony P. Towell, together with related agreements. (Incorporated by reference to exhibit 10.04 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000, filed with the SEC on August 14, 2000).

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

10.06 Loan Agreement dated September 16, 1999 between Spotless Enterprises Inc. and the Company (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000, filed with the SEC on August 14, 2000).

10.07 Subscription Agreement dated October 29, 1999 between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.1 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.08 Convertible Promissory Note dated October 29, 1999 issued by the Company to Spotless Plastics (USA), Inc. (Incorporated by reference to
         Exhibit 10.2 of the Company's Current Report on Form 8-K (Date of
         Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.09 Form of Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Remediation, Inc., North Atlantic Laboratories, Inc. and New York Testing, Inc. and Spotless Plastics
         (USA), Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.10 Amended and Restated Employment Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (Date of
         Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.11 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.12 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.13 Letter Agreement dated October 29, 1999 between Michael O'Reilly and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.7 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.14 Agreement, dated as of November 3, 2000, by and between Turner Construction Company and Trade-Winds Environmental Restoration Inc., as amended (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.15 Loan Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.16 Line of Credit Note, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.17 Security Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.18 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed with the SEC on March 19, 2001).

10.19 Form of Amendment No. 1 dated November 16, 2001 to Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Restoration, Inc., North Atlantic Laboratories, Inc. and New York Testing Laboratories, Inc. and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13, 2002).

10.20 Promissory Note dated November 16, 2001 issued by the Company in favor of Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13, 2002).

21.01    Subsidiaries of the Company.

23.01    Consent of Deloitte & Touche LLP.

99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350.

99.1 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

(b) There were no reports on Form 8-K filed during the last quarter covered by this Annual Report on Form 10-K.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                                TABLE OF CONTENTS

                                                                         Page
                                                                       --------

Independent Auditors' Report                                              27

Consolidated Balance Sheets as of July 2, 2002 and July 3, 2001           28

Consolidated Statements of Operations for the fiscal years ended
   July 2, 2002, the period from May 1, 2001 through July 3, 2001
   and the fiscal years ended April 30, 2001 and 2000                     29

Consolidated Statements of Stockholders' Equity for the fiscal year ended July 2, 2002, the period from May 1, 2001 through
   July 3, 2001 and the fiscal years ended April 30, 2001 and 2000        30

Consolidated Statements of Cash Flows for the fiscal year ended
   July 2, 2002, the period from May 1, 2001 through July 3, 2001
   and the fiscal years ended April 30, 2001 and 2000                     31

Notes to Consolidated Financial Statements                          32 to 47

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.
Bay Shore, New York

We have audited the accompanying consolidated balance sheets of Windswept Environmental Group, Inc. and subsidiaries (the "Company") as of July 2, 2002 and July 3, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 2, 2002 and July 3, 2001, and the results of their operations and their cash flows for the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

Jericho, New York
August 13, 2002

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     July 2,         July 3,
                                                                                                      2002            2001
                                                                                                 --------------   -------------
ASSETS:

CURRENT ASSETS:
   Cash                                                                                            $   399,679      $   323,732
   Accounts receivable, net of allowance for doubtful accounts of $909,029 and $570,409,
      respectively                                                                                   7,519,203        5,581,883
   Inventory                                                                                           296,474          208,064
   Costs and estimated earnings in excess of billings on uncompleted contracts                         501,424          686,528
   Prepaid expenses and other current assets                                                           144,274          122,172
                                                                                                   ------------     ------------
      Total current assets                                                                           8,861,054        6,922,379

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $4,550,006 and
    $3,887,920, respectively                                                                         1,144,369        1,118,382

OTHER ASSETS                                                                                           207,115          151,807
                                                                                                   ------------     ------------

TOTAL                                                                                              $10,212,538      $ 8,192,568
                                                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
   Accounts payable                                                                                $ 1,060,074      $ 1,150,987
   Accrued expenses                                                                                  1,740,093        1,816,441
   Short-term notes payable                                                                            200,000        1,200,000
   Billings in excess of costs and estimated earnings on uncompleted contracts                         193,251          525,359
   Accrued payroll and related fringe benefits                                                         551,091          568,741
   Current portion of convertible notes                                                                100,000          780,000
   Income taxes payable                                                                                450,820          531,714
   Other current liabilities                                                                           239,252          406,174
                                                                                                   ------------     ------------
      Total current liabilities                                                                      4,534,581        6,979,416
                                                                                                   ------------     ------------

CONVERTIBLE NOTES                                                                                            -        2,000,000
                                                                                                   ------------     ------------

LONG-TERM DEBT                                                                                          63,703           14,250
                                                                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 15)

REDEEMABLE COMMON STOCK                                                                                941,871          386,058
                                                                                                   ------------     ------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value;
   1,300,000 shares authorized and outstanding, respectively                                         1,300,000        1,300,000
                                                                                                   ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Series B preferred stock - $.01 par value; 50,000 shares authorized; 0 and 9,346 shares
   outstanding, respectively                                                                                 -               93
Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares outstanding               -                -
Common stock, $.0001 par value; 150,000,000 shares authorized; 77,936,358 and 38,481,254 shares
   outstanding, respectively                                                                             7,794            3,848
Additional paid-in capital                                                                          34,078,017       31,717,198
Accumulated deficit                                                                                (30,713,428)     (34,208,295)
                                                                                                   ------------     ------------
      Total stockholders' equity (deficit)                                                           3,372,383       (2,487,156)
                                                                                                   ------------     ------------

TOTAL                                                                                              $10,212,538      $ 8,192,568
                                                                                                   ============     ============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE FISCAL YEAR ENDED JULY 2,2002, THE PERIOD FROM MAY 1, 2001 THROUGH
        JULY 3, 2001 AND THE FISCAL YEARS ENDED APRIL 30, 2001 AND 2000

                                                      July 2,        May 1, 2001 to       April 30,        April 30,
                                                       2002           July 3, 2001          2001              2000
                                                  --------------    ----------------   --------------   ---------------
Revenues                                            $32,903,740        $ 2,322,511      $22,022,766       $12,845,165

Cost of revenues                                     20,755,677          2,414,195       15,336,191        10,179,948
                                                    ------------       ------------     ------------      ------------

Gross margin                                         12,148,063            (91,684)       6,686,575         2,665,217
                                                    ------------       ------------     ------------      ------------

Operating expenses (income):
   Selling, general and administrative expenses       5,346,394            780,381        4,466,052         4,127,561
   Expense (benefit) related to variable
      accounting treatment for officer                  555,812            (44,189)         328,080           102,167
                                                    ------------       ------------     ------------      ------------

      Total operating expenses                        5,902,206            736,192        4,794,132         4,229,728
                                                    ------------       ------------     ------------      ------------

Income (loss) from operations                         6,245,857           (827,876)       1,892,443        (1,564,511)
                                                    ------------       ------------     ------------      ------------

Other expense (income):
   Interest expense                                     223,246             46,686          339,015           710,973
   Other income, net                                    (14,576)          (154,259)         (58,449)         (118,487)
                                                    ------------       ------------     ------------      ------------
      Total other expense (income)                      208,670           (107,573)         280,566           592,486
                                                    ------------       ------------     ------------      ------------

Income (loss) before provision for income
   taxes and extraordinary item                       6,037,187           (720,303)       1,611,877        (2,156,997)

Provision for income taxes                            2,542,320                  -          546,000                 -
                                                    ------------       ------------     ------------      ------------

Net income (loss) before extraordinary item           3,494,867           (720,303)       1,065,877        (2,156,997)

Extraordinary item - loss on
  extinguishment of debt                                      -                  -                -           100,000
                                                    ------------       ------------     ------------      ------------

Net income (loss)                                     3,494,867           (720,303)       1,065,877        (2,256,997)

Dividends on Preferred Stock                            468,719             13,000           78,000            78,000
                                                    ------------       ------------     ------------      ------------

Net income (loss) attributable to common
   shareholders                                     $ 3,026,148        $  (733,303)     $   987,877       $(2,334,997)
                                                    ============       ============     ============      ============

Basic and diluted net income (loss) per
  common share:
    Basic:
       Before extraordinary item                           $.05              $(.02)            $.03             $(.09)
       Extraordinary item                                     -                  -                -                 -
                                                           -----             ------            -----            ------
          Basic net income (loss) per common
            share                                          $.05              $(.02)            $.03             $(.09)
                                                           =====             ======            =====            ======
    Diluted:
       Before extraordinary item                           $.04              $(.02)            $.01             $(.09)
         Extraordinary item                                   -                  -                -                 -
                                                           -----             ------            -----            ------
           Diluted net income (loss) per common
            share                                          $.04              $(.02)            $.01             $(.09)
                                                           =====             ======            =====            ======

    Weighted average number of common shares
       outstanding:
         Basic                                       63,300,953         38,481,254       38,459,953        26,927,083
                                                    ============       ============     ============      ============
         Diluted                                     85,455,580         38,481,254       76,244,295        26,927,083
                                                    ============       ============     ============      ============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE FISCAL YEAR ENDED JULY 2, 2002, THE PERIOD FROM MAY 1, 2001 THROUGH
         JULY 3, 2001 AND THE FISCAL YEARS ENDED APRIL 30, 2001 AND 2000

                                            Preferred Stock         Common Stock
                                            ---------------         ------------
                                           Number                                       Additional
                                             of           Par     Number of    Par        Paid-in     Accumulated
                                           Shares        Value     Shares      Value      Capital        Deficit         Total
                                           ------        -----     ------      -----      -------        -------         -----
Balance at May 1, 1999                           -     $    -    14,135,073    $1,414    $28,948,201   $(32,296,872)    $(3,347,257)

Private placements of common and
   preferred stock                           9,346         93    23,167,017     2,317      2,639,940              -       2,642,350
Note conversion                                  -          -        20,000        2           9,998              -          10,000
Issuance of common stock for services            -          -       863,450       86         201,723              -         201,809
Exercise of stock options                        -          -        20,000        2           7,498              -           7,500
Issuance of common stock and stock
   options for director compensation             -          -        25,000        3           5,076              -           5,079
Issuance of common stock for accrued
   preferred stock dividends and related
   Interest                                      -          -       225,714       22          70,514              -          70,536
Dividends on preferred stock                     -          -             -        -         (78,000)             -         (78,000)
Net loss and comprehensive loss                  -          -             -        -               -     (2,256,997)     (2,256,997)
                                            -------    -------   -----------   ------    ------------  -------------    ------------
Balance at April 30, 2000                    9,346         93    38,456,254    3,846      31,804,950    (34,553,869)     (2,744,980)

Exercise of stock options                        -          -        25,000        2           3,248              -          3,250
Dividends on preferred stock                     -          -             -        -         (78,000)             -         (78,000)
Net income and comprehensive income              -          -             -        -               -      1,065,877       1,065,877
                                            -------    -------   -----------   ------    ------------  -------------    ------------
Balance at April 30, 2001                    9,346         93    38,481,254    3,848      31,730,198    (33,487,992)     (1,753,853)

Dividends on preferred stock                     -          -             -        -        (13,000)              -         (13,000)
Net loss and comprehensive loss                  -          -             -        -              -        (720,303)       (720,303)
                                            -------    -------   -----------   ------    ------------  -------------    ------------
Balance at July 3, 2001                      9,346         93    38,481,254    3,848      31,717,198    (34,208,295)     (2,487,156)

Exercise of stock options - including tax
   benefit of $27,539                            -          -       404,680       40         110,681              -         110,721
Dividends on Series A preferred stock            -          -             -        -         (78,000)             -         (78,000)
Conversion of Series B preferred stock      (9,346)       (93)   10,495,174    1,050            (957)             -               -
Conversion of convertible note and related
   accrued and unpaid interest                   -          -    28,555,250    2,856       2,329,095              -       2,331,951
Net income and comprehensive income              -          -             -        -               -      3,494,867       3,494,867
                                            -------    -------   -----------   ------    ------------  -------------    ------------
Balance at July 2, 2002                          -     $    -    77,936,358    $7,794    $34,078,017   $(30,713,428)    $ 3,372,383
                                            =======    =======   ===========   =======   ============  =============    ============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE FISCAL YEAR ENDED JULY 2, 2002, THE PERIOD FROM MAY 1, 2001 THROUGH
                        JULY 3, 2001 AND THE FISCAL YEARS
                          ENDED APRIL 30, 2001 AND 2000

                                                                       Fiscal Year   May 1, 2001    Fiscal Year        Fiscal Year
                                                                      Ended July 2,   to July 3,   Ended April 30,   Ended April 30,
                                                                          2002           2001           2001              2000
                                                                      -------------  ------------  ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $ 3,494,867     $ (720,303)   $ 1,065,877     $ (2,256,997)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                       672,054        121,111        796,526          868,412
      Provision for doubtful accounts, net                                338,620        188,952        115,415          208,342
      Gain on sale of fixed assets                                             -        (154,261)            -                -
      Compensation related to officer options and redeemable
         common stock                                                     555,812        (44,189)       328,080          102,167
      Issuance of common stock for dividends and related interest
         on redeemable preferred stock                                         -              -              -            70,536
      Issuance of common stock and stock options for services and
         compensation                                                          -              -              -            206,888
   Changes in operating assets and liabilities:
      Accounts receivable                                              (2,275,940)      (231,799)    (2,164,282)       (1,339,313)
      Due from officer                                                         -              -              -            100,000
      Inventory                                                           (88,410)       (68,248)        28,335           (38,531)
      Costs and estimated earnings in excess of billings on
         uncompleted contracts                                            185,104        121,868       (741,715)            6,171
      Prepaid and other current assets                                    (22,102)        14,061           (849)           49,392
      Other assets                                                        (65,275)         6,772         40,633           237,085
      Accounts payable and accrued expenses                               301,190        (47,665)       (40,006)         (425,325)
      Payroll and related fringe benefits                                 (17,650)        81,085       (173,612)          (10,309)
      Income taxes payable                                                (53,355)      (199,648)       536,678           191,439
      Other current liabilities                                          (170,885)       (12,546)       (51,201)           50,651
      Billings in excess of costs and estimated earnings in
         uncompleted contracts                                           (332,108)       182,896        123,757            76,854
                                                                      ------------    -----------   ------------    --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     2,521,922       (761,914)      (136,364)       (1,902,538)
                                                                      ------------    -----------   ------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (688,073)       (16,344)      (381,729)         (275,417)
    Sale of property and equipment                                             -         249,878             -                 -
                                                                      ------------    -----------   ------------    --------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (688,073)       233,534       (381,729)         (275,417)
                                                                      ------------    -----------   ------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                   (84,549)       (13,976)      (135,629)       (1,080,780)
   Proceeds from long-term debt                                           137,965             -              -             79,704
   Repayment of revolving bank line                                            -              -              -         (1,200,596)
   Proceeds from private placements of stock                                   -              -              -          2,642,351
   Proceeds from convertible note to related party                             -              -              -          2,000,000
   Repayment of short-term notes payable                               (2,750,000)            -              -                 -
   Proceeds from short-term notes payable                               1,750,000        250,000        450,000           500,000
   Payment of convertible notes                                          (680,000)            -              -                 -
   Dividends paid on preferred stock                                     (214,500)            -              -                 -
   Proceeds from exercise of stock options                                 83,182             -           3,250             7,500
                                                                      ------------    -----------   ------------    --------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (1,757,902)       236,024        317,621         2,948,179
                                                                      ------------    -----------   ------------    --------------

NET INCREASE (DECREASE) IN CASH                                            75,947       (292,356)      (200,472)          770,224

CASH - BEGINNING OF PERIOD                                                323,732        616,088        816,560            46,336
                                                                      ------------    -----------   ------------    --------------
CASH - END OF PERIOD                                                  $   399,679     $  323,732    $   616,088     $     816,560
                                                                      ============    ===========   ============    ==============

Cash paid during the period for:
Interest                                                              $   274,129     $    2,504    $   138,125     $     752,424
                                                                      ============    ===========   ============    ==============
Taxes                                                                 $ 2,589,958     $  200,000    $    20,494     $          -
                                                                      ============    ===========   ============    ==============

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

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Windswept Environmental Group, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

         PROPERTY AND EQUIPMENT

         Property and equipment, consisting of machinery and equipment, office furniture and equipment, trucks and vehicles, and leasehold improvements, are stated at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. The estimated useful lives of the related assets are generally three to ten years. Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be reasonable through the estimated future cash flows from the use of the assets. Impairment is measured at fair value. There were no impairment charges for the fiscal year ended

         July 2, 2002, the period May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company establishes an allowance for accounts receivable based upon factors such as the credit risk of specific customers, historical trends and other information.

         The activity within the allowance for doubtful accounts for the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000 was as follows:

                                                Fiscal Year        Period from       Fiscal Year      Fiscal Year
                                                   Ended           May 1, 2001          Ended            Ended
                                                  July 2,         through July        April 30,        April 30,
                                                   2002              3, 2001             2001             2000
                                               --------------    ----------------    -------------    -------------
         Balance, beginning of period           $ 570,409           $ 381,457          $ 266,042        $ 100,000
         Charged to costs and expenses            686,296             200,038            295,858          166,253
         Deductions                              (351,823)            (16,205)          (217,320)            (211)
         Recoveries                                 4,147               5,119             36,877                -
                                                ----------          ----------         ----------       ----------
         Balance, end of period                 $ 909,029           $ 570,409          $ 381,457        $ 266,042
                                                ==========          ==========         ==========       ==========

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of July 2, 2002, the carrying value of cash, accounts receivable, accounts payable and notes payable and current maturities of long-term debt approximated fair value because of their short maturity. Based on a closing market price of the Company's common stock of $.20 at July 2, 2002, and the conversion provisions of the underlying instrument, the fair value of the Convertible Note was $139,496 and the fair value of the Series A Redeemable Preferred Stock was $260,000. The Company believes that an undetermined discount for lack of liquidity would be appropriate due to the large amount of stock that would be issuable upon conversion.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This

         Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

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

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS 145 also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 amends SFAS 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of this statement related to the classification of gains and losses from the extinguishment of debt are required to be adopted by the Company beginning with the year ended July 1, 2003. All other provisions are required to be adopted after May 15, 2002 and early application is encouraged. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring"). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial statements.

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

2.       SALE OF CONTROLLING INTEREST AND REFINANCING

         On October 26, 1999, the Board of Directors of the Company created a class of 50,000 shares of preferred stock, par value $.01 per share, designated as the Series B Convertible Preferred Stock (the "Series B Preferred"). Each share of Series B Preferred has a liquidation preference of $79.04, is initially convertible into 1,000 shares of Common Stock, par value $.0001 per share, of the Company (the "Common Stock") (subject to adjustment) and is entitled to cast 1,000 votes, together with the Common Stock and the Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred"), on any matters subject to a vote of the holders of the Common Stock.

         On October 29, 1999, the Company entered into a subscription agreement with Spotless Plastics (USA), Inc. ("Spotless"), a Delaware corporation, pursuant to which the Company sold to Windswept Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and a wholly-owned subsidiary of Spotless, 22,284,683 shares (the "Acquisition Corp. Common Shares") of common stock, par value $.0001 per share ("Common Stock"), and 9,346 shares of Series B Convertible Preferred Stock, par value $.01 per share ("Series B Preferred"), for an aggregate subscription price of $2,500,000 or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred. Each share of Series B Preferred had the equivalent voting power of 1,000 shares of Common Stock. Each share of Series B Preferred was convertible into 1,000 shares of Common Stock.

         In addition, the Company, Trade-Winds and NAL, each of which is a wholly-owned subsidiary of the Company, as joint and several obligors (collectively, the "Obligors"), borrowed $2,000,000 from Spotless. This borrowing was evidenced by a secured convertible promissory note, dated October 29, 1999 (the "Note"). Outstanding principal under the Note bore interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus an additional 1% and was payable monthly. The Note had a maturity date of October 29, 2004, unless Spotless elected to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under the Note was convertible, at the option of Spotless, in whole or in part, at any time, into shares of Common Stock at the rate of one share of Common Stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals have not been obtained at the time of conversion, into shares of Series B Preferred at the rate of one share of Series B Preferred for every $79.04 of principal and accrued interest so converted). In connection with the Note, each of the Obligors granted to Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999. The transaction with Spotless described above is hereafter referred to as the "Spotless Transaction".

         On November 16, 2001, Acquisition Corp. exercised its right to convert all 9,346 shares of the Company's Series B preferred stock. As a result of such conversion and in accordance with the terms of the Company's Series B preferred stock, Acquisition Corp. was issued 10,495,174 shares of the Company's common stock. Such amount included 9,346,000 shares as a result of the 1,000:1 conversion ratio, and an additional 1,149,174 shares that were calculated based upon a formula that takes into consideration the value of the Series B preferred stock on the date of issuance and the number days elapsed from the date of the issuance of the Series B preferred stock through the conversion date. The issuance of the additional shares of common stock was recorded as a dividend of $390,719. The dividend represents the difference between the fair market value of the Company's common stock issued on November 16, 2001 and the fair market value of the Company's common stock at the date the Series B preferred stock was issued.

         On November 16, 2001, Spotless exercised its right to convert all principal and accrued and unpaid interest on the $2,000,000 Note. As a result of the conversion of the Note and accrued and unpaid interest, the Company issued 28,555,250 shares of its common stock to Acquisition Corp. in full satisfaction of the Note and the related accrued and unpaid interest.

         After giving effect to these conversions, Spotless currently beneficially owns 61,335,107 shares, or approximately 79%, of the Company's issued and outstanding shares of common stock.

3.       LIQUIDITY AND BUSINESS RISKS

         As of July 2, 2002, the Company had cash balances of $399,679, working capital of $4,326,473 and stockholders' equity of $3,372,383. Historically, the Company has financed its operations to date primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless, and through cash generated from operations. In the opinion of management, the Company expects to have sufficient working capital to fund current operations. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

         After the terrorist attack on the World Trade Center on September 11, 2001, the demand for the Company's emergency and catastrophe response services increased dramatically. As a result of that increased demand, the Company recorded revenues of approximately $17,003,000 for remediation services related to the attack from September 13, 2001 through July 2, 2002. Approximately $15,200,000 of this revenue has been collected by July 2, 2002. Due to the nature of the Company's business, it cannot anticipate whether it will be able to replace such revenues with revenues from new projects in future periods.

         As of July 2, 2002, the Company owed Spotless $200,000 on short-term notes payable to fund working capital. During fiscal 2002, in order to address the Company's cash flow and operational concerns and to fund the increased payroll that resulted from the greater level of work related to the World Trade Center attack, the Company borrowed $1,750,000 from Spotless. During fiscal 2002, primarily as a result of cash collected from the World Trade Center projects, the Company repaid $2,750,000 to Spotless. All current borrowings from Spotless bear interest at LIBOR plus 1 percent and are secured by all of the Company's assets. As of July 2, 2002, interest of $647 was accrued on these borrowings.

         On March 15, 2002, the Company repaid $680,000 principal amount of 10% convertible notes upon their maturity. The repayment was funded through cash generated from operations and did not require any borrowings. Subsequent to July 2, 2002, the Company repaid $50,000 of a convertible note held by a director of the Company.

         During fiscal 2001, in order to address the Company's cash flow and operational concerns, the Company borrowed and repaid an additional $1,000,000 from Spotless. Subsequently in fiscal 2001, the Company also borrowed an additional $450,000 from Spotless pursuant to an existing short-term note payable. The increased borrowings from Spotless and the cash generated by a large mold remediation project significantly improved the Company's liquidity.

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

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                 July 2,          July 3,
                                                                                  2002             2001
                                                                              -------------    ------------
         Machinery and equipment                                                $3,455,404      $3,015,803
         Office furniture and equipment                                            379,309         321,589
         Vehicles                                                                1,327,976       1,142,628
         Leasehold improvements                                                    531,686         526,282
                                                                                ----------      ----------
                                                                                 5,694,375       5,006,302
         Less: accumulated depreciation and amortization                         4,550,006       3,887,920
                                                                                ----------      ----------
                                                                                $1,144,369      $1,118,382
                                                                                ==========      ==========

5.       ACCRUED EXPENSES

         Accrued expenses consist of the following:
                                                                                 July 2,          July 3,
                                                                                   2002             2001
                                                                              -------------    -------------

         Workers compensation premiums and insurance adjustments                $  822,273      $  676,433
         Interest and preferred stock dividends                                     11,754         525,903
         Litigation reserves                                                       312,151         310,417
         Other                                                                     593,915         303,688
                                                                                ----------      ----------
                                                                                $1,740,093      $1,816,441
                                                                                ==========      ==========

6.       LONG-TERM DEBT

         Long-term debt consists of the following:
                                                                                 July 2,         July 3,
                                                                                  2002            2001
                                                                              -------------    -------------

         Notes payable related to the purchase of vehicles and equipment        $  109,163      $   30,798
         Obligation under capital lease                                             25,805          50,754
                                                                                ----------      ----------
                                                                                   134,968          81,552
         Less: current portion                                                      71,265          67,302
                                                                                ----------      ----------
         Long term debt                                                         $   63,703      $   14,250
                                                                                ==========      ==========

         The notes payable and obligation under capital lease are secured by the underlying vehicles and equipment.

         Repayments of long-term debt as of July 2, 2002 are as follows:

                           Fiscal Years Ending
                  ------------------------------------
                             July 1, 2003                       $ 71,265
                             June 29, 2004                        47,522
                             June 28, 2005                        16,181
                                                                --------
                                                                $134,968
                                                                ========

7.       CONVERTIBLE NOTES

         On October 29, 1999, in connection with the sale of controlling interest of the Company, the Company and all of its subsidiaries (the "Obligors") borrowed $2,000,000 from Spotless pursuant to a secured convertible promissory note (the "Note") that bore interest at a rate equal to LIBOR plus 1 percent. The Note had a maturity date of October 29, 2004, and was convertible into either 25,304,352 shares of Common Stock or 25,305 shares of Series B Preferred. On November 16, 2001, Spotless exercised its right to convert all principal and accrued and unpaid interest on the Note. As a result of the conversion of the Note and accrued and unpaid interest, the Company issued 28,555,250 shares of its common stock to Acquisition Corp. in full satisfaction of the Note and the related accrued and unpaid interest.

         In March 1997, the Company completed a private offering of 10% convertible notes to several accredited investors. The Company received gross proceeds of $700,000 and incurred direct issuance costs of $173,656 related to the sale of the notes. The 10% convertible notes were fully repaid in March 2002. Holders of convertible notes chose to convert $10,000 of notes into 20,000 shares of common stock in both fiscal 2000 and fiscal 1999.

         In fiscal 1997, a director of the Company loaned the Company $100,000 and was issued a 12% convertible promissory note providing for, at the option of the note holder, the conversion of the principal and accrued and unpaid interest at the rate of $.25 per share of Common Stock. On December 31, 1997, the conversion price was adjusted to $0.15 per share of Common Stock. As of July 2, 2002, an aggregate of 697,480 shares of Common Stock are issuable upon conversion of the principal and accrued and unpaid interest of this convertible promissory note. The Company included accrued and unpaid interest of $4,622 and $75,484 in accrued expenses as of July 2, 2002 and July 3, 2001, respectively. Subsequent to July 2, 2002, the Company repaid $50,000 of such notes.

8.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In connection with the acquisition of NAL in February 1997, the Company issued 1,300,000 shares of redeemable convertible preferred stock ("RCPS") having a liquidation value of $1.00 per share plus accumulated dividends. The dividend rate is the greater of (i) 6%, or (ii) the inflation rate (as defined) plus 2.5%. After February 1998, the RCPS holders can convert their preferred shares to common at a ratio of one share of preferred to one share of common stock, subject to adjustment. The RCPS is currently redeemable by the Company.

         In March 1998, the holders of the RCPS exercised their right to elect one member to the Board and vote together with common stockholders on the election of additional Directors and all other Company matters. Each share of RCPS has one vote per share.

         Pursuant to the terms of the RCPS, the Company is prohibited, without first obtaining the approval of at least a majority of the holders of the RCPS, from (i) altering or changing the rights, preferences, privileges or restrictions of shares of RCPS, (ii) increasing the authorized number of shares or adjusting the par value of RCPS, (iii) issuing any shares of capital stock ranking senior as to dividends or rights upon liquidation or dissolution to the RCPS or (iv) issuing any common stock at a price below the conversion price, as defined, to any officer, director or 10% shareholder. The liquidation value of the RCPS was $1,300,000 and $1,448,671 at July 2, 2002 and July 3, 2001,
         respectively.

9.       REDEEMABLE COMMON STOCK

         On October 29, 1999, the Company entered into an Amended and Restated Employment Agreement (the "Employment Agreement") with Michael O'Reilly, the Company's President and Chief Executive Officer. The Employment Agreement is for a term of five years, calls for a base salary of $285,000 per year and a bonus equal to 2.5 percent of the Company's pre-tax income (as that term is defined in the Employment Agreement). Upon the termination of Mr. O'Reilly's employment by the Company (other than termination for cause, death or disability or his resignation without good reason, as defined in the Employment Agreement), Mr. O'Reilly will be entitled to sell, in a single transaction, any or all of shares of Common Stock held by him as of October 29, 1999 and all shares of Common Stock underlying options to purchase shares of Common Stock of the Company held by him as of October 29, 1999 (collectively the "O'Reilly Shares"), to the extent vested and exercisable, back to the Company (or pursuant to a letter agreement, dated October 29, 1999, between Michael O'Reilly and Spotless (the "Letter Agreement"), to Spotless to the extent that the Company's capital would be impaired by such a purchase) at a mutually agreeable price. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises.

         Similarly, pursuant to the Letter Agreement, Michael O'Reilly has the right, upon receipt of notice that Spotless and any of its affiliates has acquired a beneficial ownership of more than 75 percent of the outstanding shares of Common Stock (on a fully diluted basis), to require Spotless to purchase, in a single transaction, the O'Reilly Shares. The purchase price applicable to any such purchase shall be at a price mutually agreed upon. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. As a result of the conversion of the Note, options to purchase 2,811,575 shares of the Company's common stock held by Michael O'Reilly immediately vested.

         The Company recorded $555,812, ($44,189), $328,080 and $102,167 of compensation expense (benefit) relating to the redeemable common stock in the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000, respectively.

10.      INCOME TAXES

         The provision for income taxes for the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000 consists of the following:

                                                       Period from
                                    Fiscal Year        May 1, 2001       Fiscal Year        Fiscal Year
                                       Ended             through         Ended April        Ended April
                                    July 2, 2002       July 3, 2001        30, 2001          30, 2000
                                    -------------      -------------     -------------     --------------
                 Current:
                    Federal           $1,794,453          $       -        $385,000           $       -
                    State                747,867                  -         161,000                   -
                                      ----------          ---------        --------           ---------
                                       2,542,320                  -         546,000                   -
                                      ----------          ---------        --------           ---------

                 Deferred:
                    Federal                    -                  -               -                   -
                    State                      -                  -               -                   -
                                      ----------          ---------        --------           ---------
                                               -                  -               -                   -
                                      ----------          ---------        --------           ---------
                                      $2,542,320          $       -        $546,000           $       -
                                      ===========         =========        ========           =========

         No provision for income taxes was recorded for the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2000 due to net losses incurred. At July 2, 2002, the Company has net operating loss carryforwards for tax purposes of approximately $1,124,000 that expire in 2020. As a result of a change in the Company's ownership, the net operating loss carryforwards are subject to an annual usage limitation of approximately $68,000.

         The Company's effective tax rate for the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001and the fiscal years ended April 30, 2001 and 2000 differs from the federal statutory rate as a result of the following:

                                                       Period
                                                      from May
                                 Fiscal Year           1, 2001           Fiscal Year       Fiscal Year
                                    Ended              through             Ended              Ended
                                   July 2,             July 3,            April 30,         April 30,
                                     2002               2001                2001              2000
                                ---------------     -------------      -------------     --------------
    Statutory United
       States federal tax rate       34.0%              (34.0)%             34.0 %            34.0 %
    State income taxes, net
      of federal benefit              8.3%                 0.0%              8.2 %             0.0 %
    Utilization of federal
      and state net operating
      loss carryforwards            (3.6)%                 0.0%               0.0%              0.0%
    Valuation allowance               5.0%                31.5%             (8.4)%           (34.0)%
    Other                           (1.6)%                 2.5%               0.1%              0.0%
                                    ------               ------             ------           -------
                                     42.1%                 0.0%              33.9%              0.0%
                                    ======               ======             ======           =======

         Deferred tax assets consist of the following components at July 2, 2002 and July 3, 2001:

                                                                               2002             2001
                                                                               ----             ----
         Net operating loss carryforwards                                    $  382,000       $  594,000
         Reserves                                                               480,000          358,000
         Deferred compensation                                                  397,000          163,000
         Other, net                                                              86,000          141,000
                                                                             ----------       ----------
                                                                              1,345,000        1,256,000
         Less: Valuation allowance                                            1,345,000        1,256,000
                                                                             ----------        ---------
         Net deferred tax asset                                              $        -        $       -
                                                                             ==========        =========

         At July 2, 2002 and July 3, 2001, the Company has provided a full valuation allowance against the gross deferred tax asset. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be realized.

11.      COMMITMENTS

         Future minimum lease payments under a noncancellable operating lease for office space as of July 2, 2002 are as follows:

                                       Fiscal Years Ending,
                             ------------------------------------------
                             July 1, 2003                                            $  338,576
                             June 29, 2004                                              352,120
                             June 28, 2005                                              366,204
                             June 27, 2006                                              380,852
                             July 3, 2007                                               327,887
                                                                                     ----------
                              Total future minimum lease payments                    $1,765,639
                                                                                     ==========

         Total rental expense was $329,680, $33,659, $353,236 and $358,477 for the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000, respectively.

         On October 29, 1999, the Company entered into the Employment Agreement with Michael O'Reilly (See Note 9).

12.      STOCK ISSUANCES

         During the fiscal year ended July 2, 2002, the Company issued shares of common stock in the following transactions: (i) 28,555,250 shares valued at $2,331,951 as a result of Spotless' conversion of the Note and accrued and unpaid interest, (ii) 10,495,174 shares as a result of Spotless' conversion of Series B Preferred Stock and (iii) 404,680 shares upon the exercise of stock options with an aggregate exercise price of $83,182.

         During the period from May 1, 2001 through July 3, 2001, the Company did not issue any shares of common or preferred stock.

         During the fiscal year ended April 30, 2001, the Company issued 25,000 shares of common stock upon the exercise of stock options with an aggregate exercise price of $3,250.

         During the fiscal year ended April 30, 2000, the Company issued shares of common stock in the following transactions: (i) 22,284,683 shares in a private placements with Spotless valued at $1,761,381, (ii) 882,334 shares in a private placement valued at $142,350, (iii) 25,000 shares valued at $5,079 as compensation for directors, (iv) 863,450 shares valued at $201,809 as consideration for various legal and other services, (v) 225,714 shares valued at $70,536 for accrued dividends and interest on the redeemable convertible preferred stock , (vi) 20,000 shares upon the conversion of a convertible note in the principal amount of $10,000 and (vii) 20,000 shares upon the exercise of stock options with an aggregate exercise price of $7,500.

         During the year ended April 30, 2000, the Company issued 9,346 shares of Series B Preferred in a private placement with Spotless valued at $738,619.

         All of the foregoing stock issuances were valued at fair market value at the time of issuance.

13.      STOCK OPTIONS

         As of July 2, 2002, 1,700,000 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 3,608,230 shares were available for future grant under the Company's three stock option plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. As of July 2, 2002, 11,241,677 shares of common stock were reserved for issuance upon the exercise of options then outstanding that were not covered under the Company's three stock option plans. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of the grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to five years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

         The summary of the status of the Company's outstanding stock options for the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000 is presented below:

                                                    Employees         Weighted                        Weighted
                                                       and            Average           Non-           Average
                                                    Directors         Exercise        Employee         Exercise
                                                     Options           Price          Options           Price
         Outstanding at May 1, 1999                 4,830,356           $.24          248,100             $.21
         Granted                                    8,467,716           $.08                -                -
         Canceled                                    (80,000)           $.38                -                -
         Forfeited                                   (64,313)           $.33                -                -
         Exercised                                   (20,000)           $.38                -                -
                                                  -----------                       ----------            ----

         Outstanding at April 30, 2000             13,133,759           $.15          248,100             $.21
         Granted                                      100,000           $.11                -                -
         Forfeited                                   (44,360)           $.36                -                -
         Exercised                                   (25,000)           $.13                -                -
                                                  -----------                       ----------            ----

         Outstanding at April 30, 2001 and
            July 3, 2001                           13,164,399           $.13          248,100             $.21
         Granted                                    1,600,000           $.19                -                -
         Forfeited                                 (1,418,042)          $.22         (200,000)               -
         Exercised                                   (404,680)          $.21                -                -
                                                  -----------                       ----------            ----

         Outstanding at July 2, 2002               12,941,677           $.13           48,100             $.21
                                                   ===========                      ==========            ====

         Options exercisable at April 30, 2000      7,067,781           $.19           48,100             $.21
                                                   ===========          ====        ==========            ====
         Options exercisable at April 30, 2001      8,409,352           $.16           48,100             $.21
                                                   ===========          ====        ==========            ====
         Options exercisable at July 3, 2001        8,409,352           $.16           48,100             $.21
                                                   ===========          ====        ==========            ====
         Options exercisable at July 2, 2002       12,050,106           $.13           48,100             $.21
                                                   ===========          ====        ==========            ====

                                                 Weighted
                                                  Average
                                 Number          Remaining         Number
             Exercise         Outstanding       Contractual    Exercisable at
               Price        at July 2, 2002    Life (years)     July 2, 2002
               -----        ---------------    ------------     ------------
                $.01          2,000,000             2.33        2,000,000
                $.079         5,486,309             4.85        4,594,738
               $.1094           100,000             3.33          100,000
                 $.13           235,000              .70          235,000
                 $.16           300,000             4.02          300,000
                 $.17           400,000             4.10          400,000
               $.1875           750,000             1.99          750,000
                 $.19           650,000             4.19          650,000
                $.203           150,000             1.75          150,000
                 $.22         1,560,059              .70        1,560,059
                 $.23           250,000             4.24          250,000
               $.3125            50,000             2.15           50,000
                 $.34           850,000             1.13          850,000
               $.3438           110,309             2.05          110,309
                 $.40            50,000             1.25           50,000
                             ----------                        ----------
                             12,941,677                        12,050,106
                             ==========                        ==========

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income (loss) and net income (loss) per share would be $2,044,889, $(893,065), $(34,465)
         and $(2,971,722), or $.02, $(.02), $0.0 and $(.11) per basic common share for the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000, respectively. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years.

         The weighted average fair value of options granted during the fiscal year ended July 2, 2002, the period from May 1, 2001 to July 3, 2001, and the fiscal years ended April 30, 2001 and 2000 is estimated at $.17, $.11, $.11 and $.51, respectively, on the date of the grant.

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 146%, no dividend yield, an expected life of two to five years for all options and a weighted average risk free interest rate of 4.53 percent.

14.      RELATED PARTY TRANSACTIONS

         In the fiscal year ended April 30, 2000, the Company amended Michael O'Reilly's Employment Agreement.

         On October 29, 1999, the Company consummated an equity and refinancing transaction with Spotless.

         During the fiscal year ended July 2, 2002, the Company borrowed $1,750,000 from Spotless for working capital requirements and to fund the additional payroll required to service the World Trade Center related work. As a result of cash collected related to that work, the Company repaid $2,750,000 to Spotless during the fiscal year ended July 2, 2002.

         During the period from May 1, 2001 through July 3, 2001, the Company borrowed $250,000 from Spotless for working capital requirements.

         During the fiscal year ended April 30, 2001, the Company borrowed $1,450,000 from Spotless for working capital requirements. The Company repaid $1,000,000 plus interest to Spotless in the fiscal year ended April 30, 2001.

         During the fiscal year ended April 30, 2000, the Company borrowed $500,000 from Spotless for working capital requirements.

         On November 16, 2001, the Company issued a promissory note in favor of Spotless with an original principal amount of $1,700,000, relating to previously borrowed funds, and amended its security agreement with Spotless, originally dated October 29, 1999, to secure such amounts under the promissory note with all of the Company's assets. There was a balance of $200,000 in loans from Spotless outstanding as of July 2, 2002. All borrowings bear interest at LIBOR plus 1 percent. As of July 2, 2002 and July 3, 2001, interest of $647 and $27,479, respectively, was accrued on these borrowings.

         During fiscal year ended July 2, 2002, Spotless charged the Company an administrative fee of $50,628 of which $8,438 remains unpaid and included in accrued expenses as of July 2, 2002.

         On December 16, 1998, the Company entered into an operating lease arrangement with Michael O'Reilly. Under the arrangement that expires in December 2002, the Company leases a forty-two foot custom Topaz boat for a period of one year for annual rental payments of $60,000. The leasing arrangement was necessitated by a Marine Assistance Contract that expired on December 31, 2000, although the arrangement continues to provide the Company with its largest floating vessel capable of handling specialty equipment and facilitating an offshore support crew. The Company is responsible for all taxes, insurance and repairs.

         In February 1997, the Company issued 650,000 shares of RCPS to a director of the Company and an additional 650,000 shares of RCPS to a partner of such director. During the fiscal year ended July 2, 2002, the Company paid $233,156 of dividends and accrued interest to the RCPS holders. As of July 2, 2002 and July 3, 2001, dividends and accrued interest of $0 and $148,671, respectively, was included in accrued expenses.

         In fiscal 1997, a director of the Company loaned the Company $100,000 and was issued a 12% convertible promissory note providing for, at the option of the note holder, the conversion of the principal and accrued and unpaid interest at the rate of $.25 per share of Common Stock. On December 31, 1997, the conversion price was adjusted to $0.15 per share of Common Stock. During the fiscal year ended July 2, 2002, the Company paid $92,010 of interest on this convertible note. As of July 2, 2002, an aggregate of 697,480 shares of Common Stock were issuable upon conversion of the principal and accrued and unpaid interest of this convertible promissory note. The Company has included accrued and unpaid interest of $4,622 and $75,484 in accrued expenses as of July 2, 2002 and July 3, 2001, respectively. Subsequent to July 2, 2002, the Company repaid $50,000 of such note.

         The Company paid an outside director $43,741, $6,443, $40,477 and $42,400 for consulting services in the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000, respectively.

15.      CONTINGENCIES

         LITIGATION

         On October 12, 2001, Trade-Winds commenced an action in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $1,060,000 of contractual billings relating to a large mold remediation project. In addition to denying an obligation to pay the amount claimed, the defendants have asserted a counterclaim against Trade-Winds for $389,439. The parties engaged in court-ordered mediation without successful resolution and are currently engaged in discovery. The court has ordered that the record of this action be sealed.

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

16.      MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

         During the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000 the Company recognized net sales to significant customers as set forth below:

                                                 May 1,
                                                  2001
                                                through
                                                 July 2,         July 3,        April 30,     April 30,
              Major Customers                     2002            2001           2001           2000
         --------------------------            -----------     ----------     ----------    -----------
                Customer A                           0%            13%            36%             0%
                Customer B                          34%             0%             0%             0%
                Customer C                           0%             5%            11%            15%
                Customer D                           7%            14%             5%            12%

         At July 2, 2002, 17 percent, 16 percent and 13 percent, respectively, of the Company's accounts receivable related to three customers. At July 3, 2001, 22 percent, 11 percent, 11 percent and 9 percent, respectively, of the Company's accounts receivable related to four customers.

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

         The Company is dependent upon its relationships and contracts with two customers that accounted for approximately 41% of its revenues in the fiscal year ended July 2, 2002. While the Company intends to increase the amount of work performed for entities other than these two customers, it expects to continue to be significantly dependent on these customers and/or the incurrence of large projects for the foreseeable future.

17.      NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of the basic and diluted net income (loss) per share for the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal years ended April 30, 2001 and 2000:

                                                                   Period
                                                                    From
                                                                    May 1,
                                               Fiscal Year           2001           Fiscal Year         Fiscal Year
                                                 Ended             through            Ended               Ended
                                                 July 2,            July 3,          April 30,           April 30,
                                                  2002               2001              2001               2000
                                             --------------     -------------      --------------     --------------
         Numerator:
            Net income (loss) attributable
               to common shareholders           $3,026,148        $(733,303)            $987,877        $(2,334,997)
            Add interest and amortization
               on convertible notes, net of
               tax                                  35,377           -                   120,924             -
                                             --------------     ------------       --------------       ------------
                                                $3,061,525        $(733,303)          $1,108,801        $(2,334,997)
                                             ==============     ============       ==============       ============

         Denominator:
            Share reconciliation:
               Shares used for basic
                  income (loss) per share       63,300,953       38,481,254           38,459,953         26,927,083
               Effect of dilutive items:
                  Stock options                  6,908,459           -                 2,467,323             -
                  Convertible securities        15,246,168           -                35,317,019             -
                                             --------------     ------------       --------------       ------------
               Shares used for dilutive
                  income (loss) per share       85,455,580       38,481,254           76,244,295         26,927,083
                                             ==============     ============       ==============       ============

         Net income (loss) per share:
            Basic                                     $.05            $(.02)                $.03              $(.09)
                                                      ====            ======                ====              ======
            Diluted                                   $.04            $(.02)                $.01              $(.09)
                                                      ====            ======                ====              ======

18.      UNAUDITED QUARTERLY DATA

         Summarized unaudited quarterly financial data for the fiscal years ended July 2, 2002 and April 30, 2001 are as follows:

Fiscal Year Ended July 2, 2002                       First             Second                Third              Fourth
------------------------------                      Quarter            Quarter              Quarter            Quarter
                                                 ------------      --------------       --------------      -------------
         Total revenues                          $7,735,074        $13,000,553           $ 5,823,792         $ 6,344,321
         Net income                              $  763,153        $ 1,009,104           $   759,524         $   963,086
         Net income attributable to
             common shareholders                 $  743,653        $   598,885           $   740,024         $   943,586
         Net income per common
            share - basic                              $.02               $.01                  $.01                $.01
         Net income per common
            share - diluted                            $.01               $.01                  $.01                $.01


Fiscal Year Ended April 30, 2001                     First             Second                Third              Fourth
--------------------------------                    Quarter            Quarter              Quarter            Quarter
                                                 ------------      --------------       --------------      -------------

         Total revenues                          $2,818,802        $ 3,500,952          $10,121,216          $ 5,581,796
         Net income (loss)                       $ (597,403)       $   (42,593)         $ 1,206,127          $   499,746
         Net income (loss) attributable to
             common shareholders                 $ (616,903)       $   (62,093)         $ 1,186,627          $   480,246
         Net income (loss) per common
            share - basic                             $(.02)             $(.00)                $.03                 $.01
         Net income (loss) per common
            share - diluted                           $(.02)             $(.00)                $.02                 $.01

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Dated:   September 23, 2002

                               WINDSWEPT ENVIRONMENTAL GROUP, INC.

                               By:    /s/ Michael O'Reilly
                                   --------------------------------------------
                                   MICHAEL O'REILLY, President and Chief
                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on September 23, 2002 by the following persons, in the capacities indicated.

                               By:    /s/ Michael O'Reilly
                                   --------------------------------------------
                                   MICHAEL O'REILLY, President, Chief
                                   Executive Officer and Director (Principal
                                   Executive Officer)

                               By:    /s/ Charles L. Kelly, Jr.
                                   --------------------------------------------
                                   CHARLES L. KELLY, Jr.,
                                   Chief Financial Officer and Director
                                   (Principal Financial Officer)

                               By:    /s/ Joseph Murphy
                                   --------------------------------------------
                                   JOSEPH MURPHY, Vice President - Finance &
                                   Administration (Principal Accounting Officer)


                               By:    /s/ Samuel Sadove
                                   --------------------------------------------
                                   SAMUEL SADOVE, Director

                               By:
                                   --------------------------------------------
                                   PETER A. WILSON, Chairman

                               By:    /s/ Kevin Phillips
                                   --------------------------------------------
                                   DR. KEVIN PHILLIPS, Director

                               By:    /s/ Anthony Towell
                                   --------------------------------------------
                                   ANTHONY TOWELL, Director

                               By:    /s/ Brian S. Blythe
                                   --------------------------------------------
                                   BRIAN S. BLYTHE, Director

                               By:    /s/ Ronald B.Evans
                                   --------------------------------------------
                                   RONALD B. EVANS, Director

                               By:    /s/ John J. Bongiorno
                                   --------------------------------------------
                                   JOHN J. BONGIORNO, Director

                                  CERTIFICATION

         I, Michael O'Reilly, President and Chief Executive Officer of Windswept Environmental Group, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Windswept Environmental Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                                                /s/ Michael O'Reilly
         Date: September 23, 2002          -------------------------------------
                                           Michael O'Reilly
                                           President and Chief Executive Officer

                                  CERTIFICATION

         I, Charles L. Kelly, Jr., Chief Financial Officer of Windswept Environmental Group, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Windswept Environmental Group, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                                /s/ Charles L. Kelly, Jr.
         Date: September 23, 2002          -------------------------------------
                                           Charles L. Kelly, Jr.
                                           Chief Financial Officer

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

10.02 Convertible Demand Note, dated October 15, 1996, between Trade-Winds Environmental Restoration, Inc. and Anthony P. Towell, together with related agreements. (Incorporated by reference to exhibit 10.04 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000, filed with the SEC on August 14, 2000).

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

10.06 Loan Agreement dated September 16, 1999 between Spotless Enterprises Inc. and the Company (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000, filed with the SEC on August 14, 2000).

10.07 Subscription Agreement dated October 29, 1999 between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.1 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.08 Convertible Promissory Note dated October 29, 1999 issued by the Company to Spotless Plastics (USA), Inc. (Incorporated by reference to
         Exhibit 10.2 of the Company's Current Report on Form 8-K (Date of
         Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.09 Form of Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Remediation, Inc., North Atlantic Laboratories, Inc. and New York Testing, Inc. and Spotless Plastics
         (USA), Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.10 Amended and Restated Employment Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-

         K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.11 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.12 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.13 Letter Agreement dated October 29, 1999 between Michael O'Reilly and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.7 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.14 Agreement, dated as of November 3, 2000, by and between Turner Construction Company and Trade-Winds Environmental Restoration Inc., as amended (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.15 Loan Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.16 Line of Credit Note, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.17 Security Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.18 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed with the SEC on March 19, 2001).

10.19 Form of Amendment No. 1 dated November 16, 2001 to Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Restoration, Inc., North Atlantic Laboratories, Inc. and New York Testing Laboratories, Inc. and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13, 2002).

10.20 Promissory Note dated November 16, 2001 issued by the Company in favor of Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13, 2002).

21.01    Subsidiaries of the Company.

23.01    Consent of Deloitte & Touche LLP.

99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350.

99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.