Form 10-Q
period 2002-10-01
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2002-11-15
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2002, OR

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

The number of shares of Common Stock, par value $.0001, outstanding on October 31, 2002 was 77,936,358.

                         PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        OCTOBER 1, 2002 AND JULY 2, 2002

                                                                                                     October 1,          July 2,
                                                                                                        2002              2002
                                                                                                    (Unaudited)
                                                                                                    -------------     -------------
  ASSETS:

  CURRENT ASSETS:
     Cash                                                                                           $    146,651      $    399,679
     Accounts receivable, net of allowance for doubtful accounts of $917,443 and $909,029,             7,407,110         7,519,203
        respectively
     Inventories                                                                                         243,314           296,474
     Costs and estimated earnings in excess of billings on uncompleted contracts                         689,226           501,424
     Prepaid expenses and other current assets                                                           341,516           144,274
                                                                                                    -------------     -------------
     Total current assets                                                                              8,827,817         8,861,054

  PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $4,681,866
     and $4,550,006, respectively                                                                      1,480,132         1,144,369

  OTHER ASSETS                                                                                           241,595           207,115
                                                                                                    -------------     -------------
  TOTAL                                                                                              $10,549,544      $ 10,212,538
                                                                                                    =============     =============
  LIABILITIES AND STOCKHOLDERS' EQUITY:

  CURRENT LIABILITIES:
     Accounts payable                                                                                 $  951,509       $ 1,060,074
     Accrued expenses                                                                                  1,689,383         1,740,093
     Short-term notes payable to related party                                                           950,000           200,000
     Billings in excess of cost and estimated earnings on uncompleted contracts                          129,261           193,251
     Accrued payroll and related fringes                                                                 728,353           551,091
     Current portion of convertible notes payable to related party                                        50,000           100,000
     Income taxes payable                                                                                  8,000           450,820
     Other current liabilities                                                                           325,169           239,252
                                                                                                    -------------     -------------
     Total current liabilities                                                                         4,831,675         4,534,581
                                                                                                    -------------     -------------

  LONG-TERM DEBT                                                                                         100,389            63,703
                                                                                                    -------------     -------------
  COMMITMENTS AND CONTINGENCIES

  REDEEMABLE COMMON STOCK AND STOCK OPTIONS                                                              860,650           941,871
                                                                                                    -------------     -------------

  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
     authorized; 1,300,000 shares outstanding at October 1, 2002 and July 2, 2002                      1,300,000         1,300,000
                                                                                                    -------------     -------------
  STOCKHOLDERS' EQUITY:
     Series B convertible preferred stock, $.01 par value; 50,000 shares
        authorized; 0 shares outstanding at October 1, 2002 and July 2, 2002, respectively                -                 -
     Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares                   -                 -
        outstanding
     Common stock, $.0001 par value; 150,000,000 shares authorized; 77,936,358 outstanding
        at October 1, 2002 and July 2, 2002, respectively                                                  7,794             7,794
     Additional paid-in-capital                                                                       34,058,517        34,078,017
     Accumulated deficit                                                                             (30,609,481)      (30,713,428)
                                                                                                    -------------     -------------
     Total stockholders' equity                                                                        3,456,830         3,372,383
                                                                                                    -------------     -------------

  TOTAL                                                                                             $ 10,549,544      $ 10,212,538
                                                                                                    =============     =============

  See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                       Thirteen Weeks Ended
                                                                                                 ---------------------------------
                                                                                                  October 1,          October 2,
                                                                                                     2002                2001
                                                                                                 -------------       -------------
    Revenues                                                                                     $  4,592,976        $  7,735,074

    Cost of revenues                                                                                3,534,476           5,320,533
                                                                                                 -------------       -------------

    Gross profit                                                                                    1,058,500           2,414,541
                                                                                                 -------------       -------------

    Operating expenses:
    Selling, general and administrative expenses                                                    1,023,784             974,151
    (Benefit) expense related to variable accounting
       treatment for officer options                                                                  (81,221)            240,445
                                                                                                 -------------       -------------
       Total operating expenses                                                                       942,563           1,214,596
                                                                                                 -------------       -------------

    Income from operations                                                                            115,937           1,199,945
                                                                                                 -------------       -------------

    Other expense (income):
       Interest expense                                                                                 8,169              74,474
       Other, net                                                                                      (4,179)             (9,344)
                                                                                                 -------------       -------------
       Total other expense                                                                              3,990              65,130
                                                                                                 -------------       -------------

    Income before provision for income taxes                                                          111,947           1,134,815

    Provision for income taxes                                                                          8,000             371,662
                                                                                                 -------------       -------------

    Net income                                                                                        103,947             763,153

    Dividends on preferred stock                                                                       19,500              19,500
                                                                                                 -------------       -------------

    Net income attributable to common
       shareholders                                                                              $     84,447        $    743,653
                                                                                                 =============       =============

    Basic and diluted net income per common share:
    Basic                                                                                                $.00                $.02
                                                                                                 =============       =============
    Diluted                                                                                              $.00                $.01
                                                                                                 =============       =============

    Weighted average number of common shares outstanding:
    Basic                                                                                          77,936,358          38,481,254
                                                                                                 =============       =============
    Diluted                                                                                        83,439.103          77,068,312
                                                                                                 =============       =============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                            Common Stock
                                                            ------------          Additional
                                                          Number of     Par         Paid-in     Accumulated
                                                           Shares      Value        Capital        Deficit            Total
                                                           ------      -----        -------        -------            -----
Balance at July 2, 2002                                   77,936,358    $7,794    $34,078,017   $(30,713,428)      $3,372,383

Dividends on Series A preferred stock                              -         -        (19,500)             -          (19,500)
Net income                                                         -         -              -        103,947          103,947
                                                          -----------   -------   ------------  -------------      -----------
Balance at October 1, 2002                                77,936,358    $7,794    $34,058,517   $(30,609,481)      $3,456,830
                                                          ===========   =======   ============  =============      ===========

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                        Thirteen Weeks Ended
                                                                                                  --------------------------------
                                                                                                    October 1,         October 2,
                                                                                                       2002                2001
                                                                                                  -------------      -------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                                 $    103,947       $    763,153
       Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation and amortization                                                                131,860            182,989
          Provision for doubtful accounts                                                                8,414             34,679
          Compensation expense (benefit) related to officer options and                                (81,221)           240,445
                    redeemable common stock
       Changes in operating assets and liabilities:
          Accounts receivable                                                                          103,679         (2,603,172)
          Inventories                                                                                   53,160            (22,339)
          Costs and estimated earnings in excess of billings on uncompleted contracts                 (187,802)           105,570
          Prepaid expenses and other current assets                                                   (197,242)            15,334
          Other assets                                                                                 (34,480)            -
          Accounts payable and accrued expenses                                                       (159,275)           442,345
          Accrued payroll and related fringes                                                          177,262            438,533
          Income taxes payable                                                                        (442,820)           365,965
          Other current liabilities                                                                     45,364            262,045
          Billings in excess of costs and estimated earnings on uncompleted contracts                  (63,990)          (135,048)
                                                                                                  -------------      -------------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                               (543,144)            90,499
                                                                                                  -------------      -------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                            (467,623)          (148,668)
                                                                                                  -------------      -------------
    NET CASH USED IN INVESTING ACTIVITIES                                                             (467,623)          (148,668)
                                                                                                  -------------      -------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of long-term debt                                                            (26,753)           (26,511)
       Proceeds from long-term debt                                                                    103,992             38,898
       Repayment of convertible notes to related party                                                 (50,000)             -
       Payment of preferred dividends                                                                  (19,500)             -
       Proceeds from short-term notes payable                                                          875,000            500,000
       Repayments of short-term notes payable                                                         (125,000)             -
                                                                                                  -------------      -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         757,739            512,387
                                                                                                  -------------      -------------

    NET (DECREASE) INCREASE IN CASH                                                                   (253,028)           454,218

    CASH - BEGINNING OF PERIOD                                                                         399,679            323,732
                                                                                                  -------------      -------------

    CASH - END OF PERIOD                                                                          $    146,651       $    777,950
                                                                                                  =============      =============

    Cash paid during the period for:
       Interest                                                                                   $     12,148       $     51,452
                                                                                                  =============      =============
       Taxes                                                                                      $    641,966       $      4,417
                                                                                                  =============      =============

    Non cash financing activities:
       Issuance of preferred stock dividend                                                       $      -           $     19,500
                                                                                                  ==============     =============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc.
     (the  "Company")  and  its   wholly-owned   subsidiaries. The unaudited
     consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of October 1, 2002, the results of operations for the thirteen weeks ended October 1, 2002 and October 2, 2001 and cash flows for the thirteen weeks ended October 1, 2002 and October 2, 2001, have been included.

     The results for the thirteen  weeks ended  October 1, 2002 and October
     2, 2001 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended July 2, 2002.

2. LIQUIDITY AND BUSINESS RISKS - As of October 1, 2002, the Company had a cash balance of $146,551, working capital of $3,996,142 and stockholders' equity of $3,456,830. Historically, the Company has financed its operations
     primarily  through issuance of  debt  and  equity   securities,   through
     short-term  borrowings  from its majority  shareholder,  Spotless  Plastics
     (USA), Inc. ("Spotless") and through cash generated from operations. In the opinion of management, the Company expects to have sufficient working capital to fund current operations. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless or otherwise. Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

     During the thirteen weeks ended October 1, 2002, in order to address the Company's cash flow and operational concerns, including funding the payment of income taxes and start up costs relating to a large mold remediation project in Hawaii, the Company borrowed $875,000 from Spotless. During the thirteen weeks ended October 1, 2002, the Company repaid $125,000 to Spotless. All borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent and are secured by all of the Company's assets and are payable on demand. As of October 1, 2002, the Company owed Spotless $950,000 on such short-term loans to fund working capital. Subsequent to October 1, 2002, the Company borrowed an additional $300,000 from Spotless to fund working capital.

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

3. PROVISION FOR INCOME TAXES - The provision for income taxes for the thirteen weeks ended October 1, 2002 and October 2, 2001, respectively consists of the following:

                                                  Thirteen Weeks Ended
                                                  --------------------
                                              October 1,        October 2,
                                                2002              2001
                                                ----              ----
     Federal - current                       $   6,000         $ 262,331
     State - current                             2,000           109,331
                                             ----------        ----------
     Total                                   $   8,000         $ 371,662
                                             ==========        ==========

     The effective rate for income taxes differs from the statutory rates primarily as a result of the utilization of federal and state net operating loss carryforwards of approximately $68,000 in the thirteen weeks ended October 1, 2002 and the nondeductible nature of the expense (benefit) related to the variable accounting treatment of officer options for which there is a 100% valuation allowance. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized. At October 1, 2002, the Company had approximately $1,056,000 in net operating loss carryforwards for tax purposes that expire at various dates through 2020. Due to Spotless' acquisition of greater than 50% ownership in October 1999, the Company is limited to utilizing $68,000 of net operating loss carryforwards per annum.

4. INCOME PER COMMON SHARE - The calculation of basic and diluted income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

     The following table sets forth the computation of the basic and diluted net income per share for the thirteen weeks ended October 1, 2002 and October 2, 2001:

                                                             Thirteen Weeks Ended
                                                       -------------------------------
                                                       October 1,       October 2,
                                                         2002             2001
                                                         ----             ----
     Numerator:
        Net income attributable to
           common shareholders                       $    84,447      $   743,653
        Add interest on convertible notes,
           net of tax                                      2,340           31,992
                                                     ------------     ------------
                                                     $    86,787      $   775,645
                                                     ============     ============

     Denominator:
        Share reconciliation:
        Shares used for basic income
           per share                                  77,936,358       38,481,254
        Effect of dilutive items:
        Stock options                                  4,945,632        2,764,966
        Convertible securities                           557,113       35,822,092
                                                     ------------     ------------
        Shares used for dilutive income
           per share                                  83,439,103       77,068,312
                                                     ============     ============

     Net income per share:
        Basic                                               $.00             $.02
        Diluted                                             $.00             $.01

     Included  in convertible securities  are  the  assumed   conversion  of
     convertible notes in the thirteen weeks ended October 1, 2002 and convertible notes and preferred stock in the thirteen weeks ended October 2, 2001. For the 2002 period, 1,300,000 shares of common stock issuable upon exercise of the Series A Redeemable Convertible Preferred Stock was excluded from diluted earnings per share because the effect would be anti-dilutive.

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

6. RELATED PARTY TRANSACTIONS - On November 16, 2001, the Company exchanged $1,700,000 of short-term notes payable for a demand promissory note payable to Spotless that is secured by the Company's assets and the assets of its subsidiaries, pursuant to amendments to existing security agreements between each of the Company and its subsidiaries and Spotless. The promissory note had an original principal amount of $1,700,000 and accrues interest at the rate of LIBOR plus one percent (1%) per annum. Spotless may, but is under no obligation to, lend additional amounts to the Company under this secured promissory note. As of October 1, 2002, the Company owed Spotless $950,000 under this promissory note. Subsequent to October 1, 2002, the Company borrowed an additional $300,000 from Spotless.

     In the thirteen weeks ended October 1, 2002, the Company repaid $50,000 principal amount of 12% convertible notes to a director of the Company. This repayment was voluntary and was funded through cash generated from operations and did not require any borrowings.


7. RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. This Statement was required to be adopted by the Company for the fiscal year beginning July 2, 2002 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arose due to the initial application of this Statement should be reported as resulting from a change in accounting principle. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for ts recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement,
     SFAS  64,   "Extinguishments of  Debt Made  to Satisfy   Sinking-Fund
     Requirements". SFAS 145 also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 amends SFAS 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback
     transactions.  SFAS  145  also amends other   existing   authoritative
     pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of this statement related to the classification of gains and losses from the extinguishment of debt are required to be adopted by the Company beginning with the year ended July 1, 2003. All other provisions are required to be adopted after May 15, 2002 and early application is encouraged. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring"). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements - Statements contained in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

          - the market acceptance and amount of sales of the Company's services,
          - the Company's success in increasing revenues and reducing expenses,
          - the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services the Company provides,
          -     the ability of the Company to be retained for large projects,
          - the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation,
          - the competitive environment within the industries in which the Company operates,
          -     the Company's ability to raise additional capital,
          - the Company's ability to attract and retain qualified personnel, and
          - the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2002.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of its customers to make required payments. In determining collectibility, the Company reviews available customer financial information including public filings and credit reports and also consults legal counsel to assist in determining collectibility. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

Deferred Tax Asset Valuation Allowance - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the Company's prior history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of October 1, 2002. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes for current income. Should the Company be profitable in the future at levels which cause management to conclude that is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 1, 2002 AND OCTOBER 2, 2001

Revenue

Total revenues for the thirteen weeks ended October 1, 2002 (the "2002 period") decreased by $3,142,098, or approximately 41%, to $4,592,976 from $7,735,074 for the thirteen weeks ended October 2, 2001 (the "2001 period"). The decrease in revenues of $3,142,098 was primarily attributable to approximately $2,500,000 related to non-recurring remediation work performed in the 2001 period in the vicinity of the World Trade Center as a result of the terrorist attack on September 11, 2001 and a decrease in the 2002 period of approximately $450,000 related to insurance renovation and reconstruction due to mild weather conditions in the northeastern United States.

Cost of Revenues

Cost of revenues decreased $1,786,057 to $3,534,476 in the 2002 period as compared to $5,320,533 in the 2001 period. This 34% decrease was primarily attributable to the labor costs of approximately $1,469,000 which was required in the 2001 period associated with non-recurring remediation work performed in the vicinity of the World Trade Center, decreases in materials and supplies of approximately $83,000 and a decrease in workers compensation of approximately $235,000 as a result of a policy audit. Gross profit decreased $1,356,041 to $1,058,500, or 23% of total revenue, for the 2002 period from $2,414,541, or 31% of total revenue, for the 2001 period. The decrease in gross profit was primarily attributable to the absence of World Trade Center related work, which produced higher margins in the 2001 period. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $49,633 to $1,023,784 for the 2002 period from $974,151 for the 2001 period, and constituted approximately 22% and 13% of revenues in the 2002 and 2001 periods, respectively. The increase of $49,633 was primarily attributable to increases in sales and marketing expenses.

(Benefit) Expense Related to Variable Accounting Treatment for Officer Options

Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The benefit related to variable accounting treatment for officer options was $81,221 in the 2002 period compared to an expense of $240,445 in the 2001 period. This was due to a decrease in the market price of the Company's common stock that was partially offset by an increase in the number of vested options outstanding. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

Interest Expense

Interest expense decreased by $66,305, or 89%, to $8,169 in the 2002 period from $74,474 in the 2001 period. The decrease in interest expense was primarily attributable to reductions in convertible debt of $2,050,000 and reductions of short-term debt to Spotless of $500,000.

Provision for Income Taxes

The provision for income taxes decreased by $363,662 to $8,000 for the 2002
period  from   $371,662  for  the  2001  period.   The  decrease  was  primarily
attributable to decreased taxable income in the 2002 period.

Net Income

Net income decreased by $659,206 to $103,947 in the 2002 period from $763,153 in the 2001 period. The decrease was the result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

As of October 1, 2002, the Company had a cash balance of $146,551, working capital of $3,996,142 and stockholders' equity of $3,456,830. Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless and through cash generated from operations. In the opinion of management, the Company expects to have sufficient working capital to fund current operations. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

During the 2002 period, in order to address the Company's cash flow and operational concerns , including funding the payment of income taxes and start up costs relating to a large mold remediation project in Hawaii, the Company borrowed $875,000 from Spotless. During the 2002 period, the Company repaid $125,000 to Spotless. All borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent and are secured by all of the Company's assets and are payable on demand. As of October 1, 2002, the Company owed Spotless $950,000 on short-term loans to fund working capital. Subsequent to October 1, 2002 the Company borrowed an additional $300,000 from Spotless.

In the 2002 period, the Company repaid $50,000 principal amount of 12% convertible notes to a director of the Company. This repayment was voluntary and was funded through cash generated from operations and did not require any borrowings.

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

The table below summarizes aggregate maturities of future minimum lease payments under noncancelable operating leases as of October 1, 2002:

                             Total          1 Year         2-3 Years       4-5 Years
    Operating Leases      $1,681,000       $342,000         $725,000        $614,000

CASH FLOW

Net cash used in operating activities was $543,144 for the 2002 period. Net income for the 2002 period, after adding back non-cash items, provided cash of $163,000. Accounts receivable decreased $103,679 due to collection activities. Accounts payable and accrued expenses decreased $159,275 due to the lower volume and accrued payroll increased $177,262, primarily as a result of the remediation project in Hawaii. Income taxes payable decreased $442,820 as a result of the payment of income taxes attributable to the fiscal year ended July 2, 2002. Cash used for capital expenditures was $467,623 for the 2002 period primarily relating to purchases of drying equipment to enhance the Company's emergency response capabilities.

During the 2002 period, in order to address cash flow and operational concerns and to fund the increased payroll that resulted from the start up of a large mold remediation project in Hawaii, the Company borrowed $875,000 from Spotless. During the 2002 period, the Company repaid $125,000 to Spotless. A balance of $950,000 in loans from Spotless was outstanding as of October 1, 2002. All borrowings from Spotless bear interest at LIBOR plus 1 percent and are secured by all of the Company's assets. Subsequent to October 1, 2002, the Company borrowed an additional $300,000 from Spotless for working capital.

During the 2002 period, the Company repaid $50,000 of convertible notes and paid preferred stock dividends of $19,500.

INFLATION

Inflation has not had a material impact on the Company's operations over the past three fiscal years or during the 2002 period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to potential loss from market risks that may occur as a result of changes in the market price of the Company's common stock (with respect to the variable accounting treatment of a put option for shares of common stock and common stock options held by an officer of the Company) and as a result of changes in interest rates (primarily with respect to its debt obligations to Spotless). There have been no material changes to the market risk disclosure as reported in the Company's Annual Report on Form 10-K for the period ended July 2, 2002.

Item 4. Controls and Procedures

Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-Q, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                           PART 2 - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

           Reference is hereby made to Note 5 to the Consolidated Financial Statements in Part I - Item 1 above and to Item 3 of the Company's Annual Report on Form 10-K for the year ended July 2, 2002 and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries is party.

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

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)    Exhibits:
           99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350
           99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350

           (b)    Reports on Form 8-K

                  There were no reports on Form 8-K filed during the thirteen week period ended October 1, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2002
                                    WINDSWEPT ENVIRONMENTAL GROUP, INC.




                                    By     /s/ Michael O'Reilly
                                       ----------------------------------------
                                       MICHAEL O'REILLY,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




                                    By   /s/ Charles L. Kelly, Jr.
                                       ----------------------------------------
                                       CHARLES L. KELLY, JR.
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                  CERTIFICATION



I, Michael O'Reilly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Windswept Environmental Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                                /s/ Michael O'Reilly
Date: November 15, 2002                    -------------------------------------
                                                     Michael O'Reilly
                                           President and Chief Executive Officer

                                  CERTIFICATION



I, Charles L. Kelly Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Windswept Environmental Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             /s/ Charles L. Kelly, Jr.
Date:  November 15, 2002                 ---------------------------------------
                                         Charles L. Kelly, Jr.
                                         Chief Financial Officer