Form 10-Q
period 2002-12-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2003-02-14
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002, OR

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)     Yes      No X
                                                  ---     ---

The number of shares of Common Stock, par value $.0001, outstanding on January 31, 2003 was 77,936,358.

                         PART 1 - FINANCIAL INFORMATION
  Item 1. Financial Statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2002 AND JULY 2, 2002

                                                                                                   December 31,         July 2,
                                                                                                       2002              2002
                                                                                                   (Unaudited)
                                                                                                 ---------------    ---------------
  ASSETS:

  CURRENT ASSETS:
     Cash                                                                                        $     271,823      $     399,679
     Accounts receivable, net of allowance for doubtful accounts of $1,014,058 and $909,029,         7,175,301          7,519,203
        respectively
     Inventories                                                                                       227,327            296,474
     Costs and estimated earnings in excess of billings on uncompleted contracts                       498,165            501,424
     Prepaid expenses and other current assets                                                         504,382            144,274
                                                                                                 --------------     --------------
     Total current assets                                                                            8,676,998          8,861,054

  PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $4,819,696
     and $4,550,006, respectively                                                                    1,902,550          1,144,369

  OTHER ASSETS                                                                                         235,128            207,115
                                                                                                 --------------     --------------

  TOTAL                                                                                          $  10,814,676      $  10,212,538
                                                                                                 ==============     ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY:

  CURRENT LIABILITIES:
     Accounts payable                                                                            $   1,540,914      $   1,060,074
     Accrued expenses                                                                                1,201,588          1,740,093
     Short-term notes payable to related party                                                       1,202,043            200,000
     Billings in excess of cost and estimated earnings on uncompleted contracts                         47,527            193,251
     Accrued payroll and related fringes                                                               563,138            551,091
     Convertible notes payable to related party                                                        -                  100,000
     Current portion of long-term debt                                                                 177,653             71,265
     Income taxes payable                                                                              -                  450,820
     Other current liabilities                                                                         462,205            167,987
                                                                                                 --------------     --------------
     Total current liabilities                                                                       5,195,068          4,534,581
                                                                                                 --------------     --------------

  LONG-TERM DEBT                                                                                       286,123             63,703
                                                                                                 --------------     --------------

  COMMITMENTS AND CONTINGENCIES

  REDEEMABLE COMMON STOCK                                                                              779,306            941,871
                                                                                                 --------------     --------------

  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
     authorized; 1,300,000 shares outstanding at December 31, 2002 and July 2, 2001                  1,300,000          1,300,000
                                                                                                 --------------     --------------

  STOCKHOLDERS' EQUITY :
     Series B convertible preferred stock, $.01 par value; 50,000 shares authorized; 0 shares
        outstanding at December 31, 2002 and July 2, 2002                                               -                 -
     Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares                 -                 -
        outstanding
     Common stock, $.0001 par value; 150,000,000 shares authorized; 77,936,358 shares
        outstanding at December 31, 2002 and July 2, 2002.                                               7,794              7,794
     Additional paid-in-capital                                                                     34,039,017         34,078,017
     Accumulated deficit                                                                           (30,792,632)       (30,713,428)
                                                                                                 --------------     --------------
     Total stockholders' equity                                                                      3,254,179          3,372,383
                                                                                                 --------------     --------------

  TOTAL                                                                                          $  10,814,676      $  10,212,538
                                                                                                 ==============     ==============

  See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                           ---------------------------------    ---------------------------------
                                                            December 31,        January 1,       December 31,        January 1,
                                                                2002               2002              2002               2002
                                                           --------------     --------------    --------------     --------------
    Revenues                                               $   5,864,047      $  13,000,553     $  10,457,023      $  20,735,627

    Cost of revenues                                           4,575,194          7,676,358         8,109,670         12,996,891
                                                           --------------     --------------    --------------     --------------

    Gross profit                                               1,288,853          5,324,195         2,347,353          7,738,736
                                                           --------------     --------------    --------------     --------------

    Operating expenses:
    Selling, general and administrative expenses               1,562,774          1,356,966         2,586,558          2,331,116
    (Benefit) expense related to variable accounting
       treatment for officer options                             (81,344)         1,127,575          (162,565)         1,368,020
                                                           --------------     --------------    --------------     --------------
       Total operating expenses                                1,481,430          2,484,541         2,423,993          3,699,136
                                                           --------------     --------------    --------------     --------------

    (Loss) income from operations                               (192,577)         2,839,654           (76,640)         4,039,600
                                                           --------------     --------------    --------------     --------------

    Other expense (income):
       Interest expense                                           27,021            120,807            35,190            195,282
       Other, net                                                (19,130)              (660)          (23,309)           (10,004)
                                                           --------------     --------------    --------------     --------------
       Total other expense                                         7,891            120,147            11,881            185,278
                                                           --------------     --------------    --------------     --------------

    (Loss) income before (benefit) provision for income
    taxes                                                       (200,468)         2,719,507           (88,521)         3,854,322

    (Benefit) provision for income taxes                         (17,317)         1,710,403            (9,317)         2,082,065
                                                           --------------     --------------    --------------     --------------

    Net (loss) income                                           (183,151)         1,009,104           (79,204)         1,772,257

    Dividends on preferred stock                                 (19,500)          (410,219)          (39,000)          (429,719)
                                                           --------------     --------------    --------------     --------------

    Net (loss) income attributable to common shareholders
                                                           $    (202,651)     $     598,885     $    (118,204)     $   1,342,538
                                                           ==============     ==============    ==============     ==============

    Basic and diluted net (loss) income per common share:
    Basic                                                          ($.00)              $.01             ($.00)              $.03
                                                           ==============     ==============    ==============     ==============
    Diluted                                                        ($.00)              $.01             ($.00)              $.02
                                                           ==============     ==============    ==============     ==============

    Weighted average number of common shares outstanding:
    Basic                                                     77,936,358         58,653,415        77,936,358         48,511,610
                                                           ==============     ==============    ==============     ==============
    Diluted                                                   77,936,358         86,759,104        77,936,358         85,736,529
                                                           ==============     ==============    ==============     ==============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                              Common Stock              Additional
                                          Number of       Par            Paid-in           Accumulated
                                           Shares        Value           Capital             Deficit               Total
                                           ------        -----           -------             -------               -----
Balance at July 3, 2002                  77,936,358      $7,794        $34,078,017        $(30,713,428)          $3,372,383

Dividends on Series A preferred stock             -           -            (39,000)                  -              (39,000)
Net loss                                          -           -                  -             (79,204)             (79,204)
                                         ----------      -------       ------------       -------------          -----------

Balance at December 31, 2002             77,936,358      $7,794        $34,039,017        $(30,792,632)          $3,254,179
                                         ==========      ======        ============       =============          ===========


See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   Twenty-Six Weeks Ended
                                                                                              --------------------------------
                                                                                               December 31,        January 1,
                                                                                                   2002              2002
                                                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                           $     (79,204)    $   1,772,257
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                                   269,690           342,801
    Provision for doubtful accounts                                                                 105,029           154,100
  Compensation (benefit) expense related to officer options and redeemable common
     Stock                                                                                         (162,565)        1,368,020
  Changes in operating assets and liabilities:
    Accounts receivable                                                                             238,873        (2,490,475)
    Inventories                                                                                      69,147           (70,605)
    Costs and estimated earnings in excess of billings on uncompleted contracts                       3,259           231,448
    Prepaid and other current assets                                                               (360,108)         (216,790)
    Other assets                                                                                    (28,013)           39,039
    Accounts payable and accrued expenses                                                           (57,665)          619,095
    Accrued payroll and related fringes                                                              12,047           616,838
    Income taxes payable                                                                           (450,820)          988,664
    Other current liabilities                                                                       294,218            57,301
    Billings in excess of costs and estimated earnings on uncompleted contracts                    (145,724)         (348,302)
                                                                                              --------------    --------------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                              (291,836)        3,063,391
                                                                                              --------------    --------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                                                    (1,027,871)         (399,144)
                                                                                              --------------    --------------
  NET CASH USED IN INVESTING ACTIVITIES                                                          (1,027,871)         (399,144)
                                                                                              --------------    --------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                                                            (63,022)          (43,363)
    Proceeds from long-term debt                                                                    391,830            89,294
    Proceeds from exercise of stock options                                                            -               74,296
    Repayment of convertible note to related party                                                 (100,000)             -
    Payment of preferred stock dividends                                                            (39,000)             -
    Proceeds from short-term notes payable                                                        1,425,000         1,750,000
    Repayments of short-term notes payable                                                         (422,957)       (2,750,000)
                                                                                              --------------    --------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                             1,191,851          (879,773)
                                                                                              --------------    --------------

  NET (DECREASE) INCREASE IN CASH                                                                  (127,856)        1,784,474

  CASH - BEGINNING OF PERIOD                                                                        399,679           323,732
                                                                                              --------------    --------------

  CASH - END OF PERIOD                                                                        $     271,823     $   2,108,206
                                                                                              ==============    ==============

  Cash paid during the period for:
    Interest                                                                                  $      24,506     $      62,355
                                                                                              ==============    ==============
    Taxes                                                                                     $     651,621     $   1,054,620
                                                                                              ==============    ==============

  Non cash financing activities:
    Issuance of preferred stock dividend                                                      $        -        $     429,719
                                                                                              ==============    ==============
    Conversion of accrued and unpaid interest to common stock                                 $        -        $     331,951
                                                                                              ==============    ==============

  See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its wholly-owned subsidiaries. The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of December 31, 2002, the results of operations for the thirteen and twenty-six weeks ended December 31, 2002 and January 1, 2002 and cash flows for the twenty-six weeks ended December 31, 2002 and January 1, 2002, have been included. Certain prior period amounts have been reclassified to conform to the December 31, 2002 presentation.

     The results for the thirteen and twenty-six weeks ended December 31, 2002 and January 1, 2002 are not necessarily indicative of the results
     for  an  entire year. These unaudited   consolidated  financial statements
     should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended July 2, 2002.

2. LIQUIDITY AND BUSINESS RISKS - As of December 31, 2002, the Company had a cash balance of $271,823, working capital of $3,481,930 and stockholders' equity of $3,254,179. Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless, and through cash generated from operations. Based on the Company's experience and for the reasons set forth below, in the opinion of management, the Company expects to have sufficient working capital to fund its operations on an ongoing basis, including for at least the next twelve months. However, economic, market and other conditions may affect the Company's cash flows and liquidity. In the event that the Company is unable to generate sufficient positive cash flow from operations, the Company may seek additioanl financing from Spotless, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

     During the twenty-six weeks ended December 31, 2002, in order to address the Company's cash flow and operational concerns, including funding the payment of income taxes and start up costs relating to a large mold remediation project in Hawaii, the Company borrowed $1,425,000 from Spotless. During the twenty-six weeks ended December 31, 2002, the Company repaid $422,957 to Spotless. All borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent and are secured by all of the Company's assets and are payable on demand. As of December 31, 2002, the Company owed Spotless $1,202,043 on such short-term loans to fund working capital. Subsequent to December 31, 2002, the Company has repaid $402,043 to Spotless, leaving an $800,000 balance owed to Spotless as of February 14, 2003.

     During the twenty-six weeks ended December 31, 2002, the Company repaid $100,000 principal amount of 12% convertible notes to a director of the Company.

     The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) its ability to obtain environmental or related construction contracts, (ii) its ability to generate positive cash flow from operations, and the extent thereof, (iii) its ability to raise additional capital or obtain additional financing to the extent necessary, and (iv) economic and industry conditions.
     The Company anticipates revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company's bids will be accepted. The Company expects to generate positive cash flow from operations to meet its working capital needs on an ongoing basis, including for at least the next twelve months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing to the extent necessary. The Company has taken several steps to improve its operating results and cash flows, including: (a) increasing its collection efforts with insurance companies to accelerate the flow of payments to the Company on reconstruction projects; (b) applying for advance payments to fund the purchase of materials and the payment of subcontractors and large staffs of employees on larger projects; (c) expanding its marketing efforts and staff to increase the Company's industry prominence, attract more bidding opportunities and projects and broaden the Company's customer base; (d) attempting to improve its gross margins and control its selling, general and administrative expenses. Management expects these efforts to improve its results of operaitons, including by producing a more steady flow of small to medium size projects and by increasing the Company's exposure to those customers that control larger, generally higher gross margin projects, though no assurance can be given that these actions will be successful. In the event these efforts do not result in sufficient positive cash flow from operations, the Company may be required to seek additional financing to meet its working capital needs, including possibly from Spotless. Management also continues to pursue additional funding sources, including possible equipment financing that would be expected to reduce the amount of cash expended on equipment purchases, which could then be used for other purposes.


3. (BENEFIT) PROVISION FOR INCOME TAXES - The (benefit) provision for income taxes for the thirteen and twenty-six weeks ended December 31, 2002 and January 1, 2002 consists of the following:

                                     Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                     --------------------             ----------------------
                                December 31,       January 1,      December 31,      January 1,
                                    2002             2002             2002              2002
                                    ----             ----             ----              ----
     Federal - current          $  (21,413)       $1,207,259       $ (15,413)       $1,469,590
     State - current                 4,096           503,144           6,096           612,475
                                -----------       -----------      ----------       -----------
     Total                      $  (17,317)       $1,710,403       $ ( 9,317)       $2,082,065
                                ===========       ===========      ==========       ===========

     The effective rate for income taxes differs from the statutory rates primarily as a result of the utilization of federal and state net operating loss carryforwards of approximately $500,000 in the twenty-six weeks ending January 1, 2002 and the nondeductible nature of the expense (benefit) related to the variable accounting treatment of officer options for which there is a 100% valuation allowance. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized. At December 31, 2002, the Company had approximately $1,124,000 in net operating loss carryforwards for tax purposes that expire at various dates through 2020. Due to Spotless' acquisition of greater than 50% ownership in October 1999, the Company is limited to utilizing $68,000 of net operating loss carryforwards per annum.

4. INCOME PER COMMON SHARE - The calculation of basic and diluted income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

     The following table sets forth the computation of the basic and diluted net income per share for the thirteen and twenty-six weeks ended December 31, 2002 and January 1, 2002, respectively:

                                                           Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                     --------------------------------     -------------------------------
                                                      December 31,       January 1,       December 31,       January 1,
                                                         2002              2002               2002             2002
                                                         ----              ----               ----             ----
     Numerator:
       Net income (loss) attributable to
         common shareholders                             ($202,651)        $ 598,885          ($118,204)   $   1,342,538
       Add interest on convertible notes                      -               81,512                  -           93,124
                                                     --------------    --------------     --------------   --------------
                                                         ($202,651)         $680,397          ($118,204)   $   1,435,662
                                                     ==============    ==============     ==============   ==============

     Denominator:
       Share reconciliation:
         Shares used for basic income
           per share                                    77,936,358        58,653,415         77,936,358       48,511,610
         Effect of dilutive items:
           Stock options                                      -            7,684,798                  -        3,796,317
           Convertible securitie                              -           20,420,891                  -       30,428,602
                                                     --------------    --------------     --------------   --------------
         Shares used for dilutive income
           per share                                    77,936,358        86,759,104         77,936,358       85,736,529
                                                     ==============    ==============     ==============    =============

         Net income per share:
           Basic                                             ($.00)             $.01              ($.00)            $.03
           Diluted                                           ($.00)             $.01              ($.00)            $.02

     The dilutive loss per share computation for the thirteen and twenty-six week periods ended December 31, 2002 excludes approximately 4,805,000 and 4,874,000 shares, respectively, related to employee stock options and approximately 260,000 and 418,000 shares, respectively, related to
     convertible   notes   because  the effect  of  including   them  would  be
     anti-dilutive. For all periods presented, 1,300,000 shares of common stock issuable upon the exercise of the Series A Redeemable Convertible Preferred Stock was excluded from diluted earnings per share because the effect of including them would be anti-dilutive.

5.   CONTINGENCIES  -  On  October  12,  2001,   Trade-Winds   Environmental
     Restoration, Inc. ("Trade-Winds"), a wholly-owned subsidiary of the Company, commenced an action in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $1,060,000 of contractual billings relating to a large mold remediation project. In addition to denying an obligation to pay the amount claimed, the defendants asserted a counterclaim against Trade-Winds for $389,439. On January 7, 2003, Trade-Winds received $550,000 in full settlement of this action. The court has ordered that the record of this action be sealed.

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

6. RELATED PARTY TRANSACTIONS - On November 16, 2001, the Company exchanged $1,700,000 of short-term notes payable for a demand promissory note payable to Spotless that is secured by the Company's assets and the assets of its subsidiaries, pursuant to amendments to existing security agreements between each of the Company and its subsidiaries and Spotless. The promissory note had an original principal amount of $1,700,000 and accrues interest at the rate of LIBOR plus one percent (1%) per annum. Spotless may, but is under no obligation to, lend additional amounts to the Company under this secured promissory note. As of December 31, 2002, the Company owed Spotless $1,202,043 under this promissory note. Subsequent to December 31, 2002, the Company repaid $402,043 to Spotless.

     In the twenty-six weeks ended December 31, 2002, the Company repaid $100,000 principal amount of 12% convertible notes to a director of the Company.

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


     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the impact of the adoption of SFAS 148 on its consolidated financial statements.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-looking statements - Statements contained in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of
     Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

               - the market acceptance and amount of sales of the Company's services,
               - the Company's success in increasing revenues and reducing expenses,
               - the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services the Company provides,
               - the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation,
               - the competitive environment within the industries in which the Company operates,
               -     the Company's ability to raise additional capital,
               - the Company's ability to attract and retain qualified personnel, and
               - the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-Q and in the Company's Report on Form 10-K for the fiscal year ended July 2, 2002.

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

     Deferred Tax Asset Valuation Allowance - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the Company's prior history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2002. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes for current income. Should the Company be profitable in the future at levels which cause management to conclude that is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.


     RESULTS OF OPERATIONS

     THIRTEEN WEEKS ENDED DECEMBER 31, 2002 AND JANUARY 1, 2002

     Revenue

     Total revenues for the thirteen weeks ended December 31, 2002 decreased by $7,136,506, or approximately 55%, to $5,864,047 from $13,000,553 for the thirteen weeks ended January 1, 2002. The decrease in revenues of $7,136,506 was primarily attributable to approximately $9,900,000 related to non-recurring remediation work performed in the thirteen weeks ended January 1, 2002 in the vicinity of the World Trade Center as a result of the terrorist attack on September 11, 2001 partially offset by revenue from a mold remediation project in Hawaii of $2,000,000 and an increase in insurance reconstruction revenues of approximately $800,000 in the thirteen weeks ended December 31, 2002.

     Cost of Revenues

     Cost of revenues decreased $3,101,164 to $4,575,194 for the thirteen weeks ended December 31, 2002 as compared to $7,676,358 for the thirteen weeks ended January 1, 2002. This 40% decrease was primarily attributable to the labor costs which were required for the thirteen weeks ended January 1, 2002 period associated with non-recurring remediation work performed in the vicinity of the World Trade Center. Gross profit decreased $4,035,342 to $1,288,853 or 22% of total revenue, for the thirteen weeks ended December 31, 2002 from $5,324,195, or 40% of total revenue, for the thirteen weeks ended January 1, 2002. The decrease in gross profit was primarily attributable to the absence of World Trade Center related work, which produced higher margins for the thirteen weeks ended January 1, 2002. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $205,808 to $1,562,774 for the thirteen weeks ended December 31, 2002 from $1,356,966 for the thirteen weeks ended January 1, 2002 and constituted approximately 27% and 10% of revenues, respectively. The increase of $205,808 was primarily attributable to increases in sales and marketing expenses of $125,000 and the provision for doubtful accounts of $99,000 as a result of the settlement of litigation.

     (Benefit) Expense Related to Variable Accounting Treatment for Officer Options

     Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The benefit related to variable accounting treatment for officer options was $81,334 for the thirteen weeks ended December 31, 2002 compared to an expense of $1,127,575 for the thirteen weeks ended January 1, 2002. This was due to a decrease in the market price of the Company's common stock that was partially offset by an increase in the number of vested options outstanding. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

     Interest Expense

     Interest expense decreased by $93,786, or 78%, to $27,021 for the thirteen weeks ended December 31, 2002 from $120,807 for the thirteen weeks ended January 1, 2002. The decrease in interest expense was primarily attributable to reductions in convertible debt of $2,780,000, of which $2,000,000 was converted by Spotless in November 2001, offset by increased short-term borrowings from Spotless of $1,000,000, to fund a mold remediation project in Hawaii.

     (Benefit) Provision for Income Taxes

     The (benefit) provision for income taxes decreased by $1,727,720 to a benefit of $17,317 for the thirteen weeks ended December 31, 2002 from $1,710,403 for the thirteen weeks ended January 1, 2002. The decrease was primarily attributable to the net loss for the thirteen weeks ended December 31, 2002.

     Net Income (Loss)

     Net income decreased by $1,192,255 to a net loss of $183,151 for the thirteen weeks ended December 31, 2002 from net income of $1,009,104 for the thirteen weeks ended January 1, 2002. The decrease was the result of the factors discussed above.

     TWENTY-SIX WEEKS ENDED DECEMBER 31, 2002 AND JANUARY 1, 2002

     Revenue

     Total revenues for the twenty-six weeks ended December 31, 2002 decreased by $10,278,604, or approximately 50%, to $10,457,023 from $20,735,627 for the twenty-six weeks ended January 1, 2002. The decrease in revenues of $10,276,509 was primarily attributable to approximately $12,400,000 related to non-recurring remediation work performed in the twenty-six weeks ended January 1, 2002 in the vicinity of the World Trade Center as a result of the terrorist attack on September 11, 2001 and a decrease in the Company's North Atlantic Laboratories subsidiary of approximately $200,000 partially offset by increases in mold remediation of approximately $1,300,000 and insurance reconstruction revenues of approximately $1,300,000 for the twenty-six weeks ended December 31, 2002.

     Cost of Revenues

     Cost of revenues decreased $4,887,221 to $8,109,670 for the twenty-six weeks ended December 31, 2002 as compared to $12,996,891 for the twenty-six weeks ended January 1, 2002. This 38% decrease was primarily attributable to the labor and subcontractor costs which were required for the twenty-six weeks ended January 1, 2002 period associated with non-recurring remediation work performed in the vicinity of the World Trade Center. Gross profit decreased $5,391,383 to $2,347,353 or 22% of total revenue, for the twenty-six weeks ended December 31, 2002 from $7,738,736, or 37% of total revenue, for the twenty-six weeks ended January 1, 2002. The decrease in gross profit was primarily attributable to the absence of World Trade Center related work, which produced higher margins for the twenty-six weeks ended January 1, 2002. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $255,442 to $2,586,558 for the twenty-six weeks ended December 31, 2002 from $2,331,116 for the twenty-six weeks ended January 1, 2002 and constituted approximately 25% and 11% of revenues, respectively. The increase of $255,442 was primarily attributable to increases in sales and marketing expenses of approximately $265,000.

     (Benefit) Expense Related to Variable Accounting Treatment for Officer Options

     Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The benefit related to variable accounting treatment for officer options was $162,565 for the twenty-six weeks ended December 31, 2002 compared to an expense of $1,368,020 for the twenty-six weeks ended January 1, 2002. This was due to a decrease in the market price of the Company's common stock that was partially offset by an increase in the number of vested options outstanding. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

     Interest Expense

     Interest expense decreased by $160,092, or 82%, to $35,190 for the twenty-six weeks ended December 31, 2002 from $195,282 for the twenty-six weeks ended January 1, 2002. The decrease in interest expense was primarily attributable to reductions in convertible debt of $2,780,000, of which $2,000,000 was converted by Spotless in November 2001, offset by increased short-term borrowings from Spotless of $1,000,000, to fund a mold remediation project in Hawaii.

     (Benefit) Provision for Income Taxes

     The (benefit) provision for income taxes decreased by $2,091,382 to a benefit of $9,317 for the twenty-six weeks ended December 31, 2002 from $2,082,065 for the twenty-six weeks ended January 1, 2002. The decrease was primarily attributable to the net loss for the twenty-six weeks ended December 31, 2002.

     Net Income (Loss)

     Net income decreased by $1,851,461 to a net loss of $79,204 for the twenty-six weeks ended December 31, 2002 from net income of $1,772,257 for the twenty-six weeks ended January 1, 2002. The decrease was the result of the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, the Company had a cash balance of $271,823, working capital of $3,481,930 and stockholders' equity of $3,254,179. Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless and through cash generated from operations. Based on the Company's experience and for the reasons set forth below, in the opinion of management, the Company expects to have sufficient working capital to fund its operations on an ongoing basis, including for at least the next twelve months. However, economic, market and other conditions may affect the Company's cash flows and liquidity.
     In the event that the Company is unable to generate sufficient positive cash flow from operations, the Company may seek additional financing from Spotless, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

     During the twenty-six weeks ended December 31, 2002, in order to address the Company's cash flow and operational concerns, including funding the payment of income taxes and start up costs relating to a large mold remediation project in Hawaii, the Company borrowed $1,425,000 from Spotless. During the twenty-six weeks ended December 31, 2002, the Company repaid $422,957 to Spotless. All borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent and are secured by all of the Company's assets and are payable on demand. As of December 31, 2002, the Company owed Spotless $1,202,043 on such short-term loans to fund working capital. Subsequent to December 31, 2002, the Company repaid $402,043 to Spotless, leaving an $800,000 balance owned to Spotless as of February 14, 2003.

     During the twenty-six weeks ended December 31, 2002, the Company repaid $100,000 principal amount of 12% convertible notes to a director of the Company.

     The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) its ability to obtain environmental or related construction contracts, (ii) its ability to generate positive cash flow from operations, and the extent thereof, (iii) its ability to raise additional capital or obtain additional financing to the extent necessary, and (iv) economic and industry conditions. The Company anticipates revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company's bids will be accepted. The Company expects to generate positive cash flow from operations to meet its working capital needs on an ongoing basis, including for at least the next twelve months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving sufficient positive cash flow from operations or obtaining additional financing to the extent necessary. The Company has taken several steps to improve its operating results and cash flows, including:
     (a) increasing its collection efforts with insurance companies to accelerate the flow of payments to the Company on reconstruction projects;
     (b) applying for advance payments to fund the purchase of materials and the payment of subcontractors and large staffs of employees on larger projects;
     (c) expanding its marketing efforts and staff to increase the Company's industry prominence, attract more bidding opportunities and projects and broaden the Company's customer base; (d) attempting to improve its gross margins and control its selling, general and administrative expenses. Management expects these efforts to improve its results of operations, including by producing a more steady flow of small to medium size projects and by increasing the Company's exposure to those customers that control larger, generally higher gross margin projects, though no assuarnce can be given that these actions will be successful. In the event these efforts do not result in sufficient positive cash flow from operations, the Company may be required to seek additional financing to meet its working capital needs, including possibly from Spotless. Managment also continues to pursue additional funding sources, including possible equipment financing that would be expected to reduce the amount of cash expended on equipment purchases, which could then be used for other purposes.

     The table below summarizes aggregate maturities of future minimum lease payments under noncancelable operating leases as of December 31, 2002:

                        Total         1 Year        2-3 Years      4-5 Years

    Operating Leases  $1,622,000     $352,000       $745,000       $525,000

     CASH FLOW

     Net cash used by operating activities was $291,836 for the twenty-six weeks ended December 31, 2002. Accounts receivable decreased by $238,873. Accounts payable and accrued expenses and accrued payroll decreased $45,618. Income taxes payable decreased $450,820 as a result of the decrease in taxable income from that in the prior year ended July 2, 2002 and the filing of the appropriate tax returns and making the prescribed payments. Cash used for capital expenditures was $1,027,871during the twenty-six weeks ended December 31, 2002, primarily to fund the purchase of commercial drying equipment.

     During the twenty-six weeks ended December 31, 2002, in order to fund the mold remediation project in Hawaii, the Company borrowed $1,425,000 from Spotless and then repaid $422,957 of such amount. In addition, the Company repaid an additional $402,043 to Spotless subsequent to December 31, 2002. All current borrowings from Spotless bear interest at LIBOR plus 1 percent (3.07% at December 31, 2002) and are secured by all of the Company's assets.

     INFLATION

     Inflation has not had a material impact on the Company's operations over the past three fiscal years or during the twenty-six weeks ended December 31, 2002.

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

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to potential loss from market risks that may occur as a result of changes in the market price of the Company's common stock (with respect to the variable accounting treatment of a put option for shares of common stock and common stock options held by an officer of the Company) and as a result of changes in interest rates (primarily with respect to its debt obligations to Spotless). There have been no material changes to the Company's market risk as reported in the Company's Annual Report on Form 10-K for the period ended July 2, 2002.

     Item 4.  Controls and Procedures

     Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this 10-Q, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and officers, as appropriate to allow timely decisions regarding required disclosure. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                           PART 2 - OTHER INFORMATION
                           --------------------------

     Item 1.      Legal Proceedings
     ------       -----------------

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

     Item 3.      Defaults upon Senior Securities
                  -------------------------------

                  Not applicable

     Item 4.      Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The 2002 Annual Meeting of Stockholders of the Company was held on December 16, 2002, at which the following matter was voted upon and adopted by the votes indicated:

                  To elect nine directors to the Board of Directors to serve until the next annual meeting of stockholders, unless any such director shall resign, become disqualified, disabled or otherwise removed from office. The names of the directors and votes cast in favor of their election and votes withheld are as follows:

                     Nominee                     For               Withheld
                     -------                     ---               --------

                     Michael O'Reilly            72,365,767        12,600
                     Charles L. Kelly, Jr.       72,359,207        19,160
                     Peter A. Wilson             72,362,267        16,100
                     Brian S. Blythe             72,364,517        13,850
                     John J. Bongiorno           72,364,517        13,850
                     Ronald B. Evans             72,364,517        13,850
                     Samuel Sadove               72,376,157        2,210
                     Anthony Towell              72,374,157        4,210
                     Dr. Kevin Phillips          72,376,157        2,210


     Item 5.      Other Information
                  -----------------

                  Audit Fees. Deloitte & Touche LLP provided audit services to to the Company consisting of the audit of the Company's consolidated financial statements for the fiscal year ended July 2, 2002 and reviews of the financial statements included in the Company's Forms 10-Q for the fiscal year ended July 2, 2002. The fees billed by Deloitte & Touche LLP for these services totaled $132,000.

                  Financial Information System Designed and Implementation Fees; All Other Fees. Except as noted in the preceding paragraph, Deloitte & Touche LLP did not perform any services for the Company during the fiscal year ended July 2, 2002.

     Item 6.      Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)    Exhibits:
                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

                  (b)    Reports on Form 8-K

                         There were no reports on Form 8-K filed during the thirteen week period ended December 31, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: February 14, 2003
                                         WINDSWEPT ENVIRONMENTAL GROUP, INC.




                                         By:    /s/ Michael O'Reilly
                                             ----------------------------------
                                         MICHAEL O'REILLY,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)







                                         By:    /s/ Charles L. Kelly, Jr.
                                             ----------------------------------
                                         CHARLES L. KELLY, JR.
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                  CERTIFICATION
                                  -------------


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





     Date: February 14, 2003                         /s/ Michael O'Reilly
                                           -------------------------------------
                                                       Michael O'Reilly
                                           President and Chief Executive Officer

                                  CERTIFICATION
                                  -------------


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



     Date:  February 14, 2003                         /s/ Charles L. Kelly, Jr.
                                                   -----------------------------
                                                       Charles L. Kelly Jr.
                                                     Chief Financial Officer