Form 10-Q
period 2003-04-01
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2003-05-15
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2003, OR

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X

     The number of shares of Common Stock, par value $.0001, outstanding on April 30, 2003 was 77,936,358.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------
  Item 1. Financial Statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                         APRIL 1, 2003 AND JULY 2, 2002

                                                                                                      April 1,          July 2,
                                                                                                        2003             2002
                                                                                                    (Unaudited)
                                                                                                  ----------------  ----------------
  ASSETS:

  CURRENT ASSETS:
     Cash                                                                                         $        58,575   $       399,679
     Accounts receivable, net of allowance for doubtful accounts of $553,891
        and $909,029, respectively                                                                      6,448,029         7,519,203
     Inventories                                                                                          239,932           296,474
     Costs and estimated earnings in excess of billings on uncompleted contracts                          471,077           501,424
     Recoverable income taxes                                                                             380,947                 -
     Prepaid expenses and other current assets                                                            236,792           144,274
                                                                                                  ----------------  ----------------
     Total current assets                                                                               7,835,352         8,861,054

  PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
     $4,959,497 and $4,550,006, respectively                                                            1,813,375         1,144,369

  OTHER ASSETS                                                                                            264,805           207,115
                                                                                                  ----------------  ----------------

  TOTAL                                                                                           $     9,913,532   $    10,212,538
                                                                                                  ================  ================

  LIABILITIES AND STOCKHOLDERS' EQUITY:

  CURRENT LIABILITIES:
     Accounts payable                                                                             $     1,414,591    $    1,060,074
     Accrued expenses                                                                                   1,214,758         1,740,093
     Short-term notes payable to related party                                                          1,200,000           200,000
     Billings in excess of cost and estimated earnings on uncompleted contracts                           184,516           193,251
     Accrued payroll and related fringes                                                                  716,104           551,091
     Convertible notes payable to related party                                                                 -           100,000
     Current portion of long-term debt                                                                    172,180            71,265
     Income taxes payable                                                                                       -           450,820
     Other current liabilities                                                                            124,847           167,987
                                                                                                  ----------------  ----------------
     Total current liabilities                                                                          5,026,996         4,534,581
                                                                                                  ----------------  ----------------

  LONG-TERM DEBT                                                                                          242,425            63,703
                                                                                                  ----------------  ----------------

  COMMITMENTS AND CONTINGENCIES

  REDEEMABLE COMMON STOCK AND STOCK OPTIONS                                                               508,897           941,871
                                                                                                  ----------------  ----------------

  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
     authorized; 1,300,000 shares outstanding at April 1, 2003 and July 2, 2002                         1,300,000         1,300,000
                                                                                                  ----------------  ----------------

  STOCKHOLDERS' EQUITY:
     Series B convertible preferred stock, $.01 par value; 50,000 shares
       authorized; 0 shares outstanding at April 1, 2003 and July 2, 2002                                       -                 -
     Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares
       outstanding at April 1, 2003 and July 2, 2002                                                            -                 -
     Common stock, $.0001 par value; 150,000,000 shares authorized; 77,936,358 shares
        outstanding at April 1, 2003 and July 2, 2002.                                                      7,794             7,794
     Additional paid-in-capital                                                                        34,019,517        34,078,017
     Accumulated deficit                                                                              (31,192,097)      (30,713,428)
                                                                                                  ----------------  ----------------
     Total stockholders' equity                                                                         2,835,214         3,372,383
                                                                                                  ----------------  ----------------

  TOTAL                                                                                           $     9,913,532   $    10,212,538
                                                                                                  ================  ================

  See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                                           --------------------------------    ---------------------------------
                                                              April 1,          April 2,          April 1,           April 2,
                                                                2003             2002               2003               2002
                                                           --------------    --------------    --------------     --------------
    Revenues                                               $   3,648,548     $   5,823,792     $  14,105,571      $  26,559,419

    Cost of revenues                                           3,204,889         3,852,088        11,314,559         16,848,979
                                                           --------------    --------------    --------------     --------------

    Gross profit                                                 443,659         1,971,704         2,791,012          9,710,440
                                                           --------------    --------------    --------------     --------------

    Operating expenses:
    Selling, general and administrative expenses               1,463,083         1,326,056         4,049,641          3,657,172
    (Benefit) expense related to variable accounting
       treatment for officer options                            (270,409)         (487,324)         (432,974)           880,696
                                                           --------------    --------------    --------------     --------------
       Total operating expenses                                1,192,674           838,732         3,616,667          4,537,868
                                                           --------------    --------------    --------------     --------------

    (Loss) income from operations                               (749,015)        1,132,972          (825,655)         5,172,572
                                                           --------------    --------------    --------------     --------------

    Other expense (income):
       Interest expense                                           16,100            31,205            51,290            226,485
       Other, net                                                   (116)           (1,006)          (23,425)           (11,010)
                                                           --------------    --------------    --------------     --------------
       Total other expense                                        15,984            30,199            27,865            215,475
                                                           --------------    --------------    --------------     --------------

    (Loss) income before (benefit) provision for income
    taxes                                                       (764,999)        1,102,773          (853,520)         4,957,097

    (Benefit) provision for income taxes                        (365,534)          343,249          (374,851)         2,425,314
                                                           --------------    --------------    --------------     --------------

    Net (loss) income                                           (399,465)          759,524          (478,669)         2,531,783

    Dividends on preferred stock                                 (19,500)          (19,500)          (58,500)          (449,219)
                                                           --------------    --------------    --------------     --------------

    Net (loss) income attributable to common shareholders
                                                           $    (418,965)    $     740,024     $    (537,169)     $   2,082,564
                                                           ==============    ==============    ==============     ==============

    Basic and diluted net (loss) income per common share:
    Basic                                                          ($.01)             $.01             ($.01)              $.04
                                                                  =======            ======            ======             ======
    Diluted                                                        ($.01)             $.01             ($.01)              $.03
                                                                  =======            ======            ======             ======

    Weighted average number of common shares outstanding:
    Basic                                                     77,936,358        77,921,163        77,936,358         58,350,743
                                                           ==============    ==============    ==============     ==============
    Diluted                                                   77,936,358        86,967,474        77,936,358         86,222,738
                                                           ==============    ==============    ==============     ==============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                              Common Stock
                                              ------------          Additional
                                         Number of        Par         Paid-in          Accumulated
                                          Shares         Value        Capital            Deficit            Total
                                          ------         -----        -------            -------            -----
Balance at July 3, 2002                  77,936,358      $7,794     $34,078,017       $(30,713,428)      $3,372,383

Dividends on Series A preferred stock             -           -         (58,500)                 -          (58,500)
Net loss                                          -           -               -           (478,669)        (478,669)
                                         ----------      ------     ------------      -------------      -----------
Balance at April 1, 2003                 77,936,358      $7,794     $34,019,517       $(31,192,097)      $2,835,214
                                         ==========      ======     ============      =============      ===========


See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      Thirty-Nine Weeks Ended
                                                                                                -----------------------------------
                                                                                                 April 1, 2003       April 2, 2002
                                                                                                ---------------     ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                                                        $     (478,669)     $    2,531,783
       Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
          Depreciation and amortization                                                                409,491             530,736
          Provision for doubtful accounts                                                              196,913             244,644
         Compensation (benefit) expense related to officer options and redeemable common
             stock                                                                                    (432,974)            880,696
       Changes in operating assets and liabilities:
          Accounts receivable                                                                          874,261          (2,837,812)
          Inventories                                                                                   56,542             (64,148)
          Costs and estimated earnings in excess of billings on uncompleted contracts                   30,347              72,086
          Recoverable income taxes                                                                    (380,947)                  -
          Prepaid and other current assets                                                             (92,518)           (133,474)
          Other assets                                                                                 (57,690)             45,723
          Accounts payable and accrued expenses                                                       (170,818)            233,158
          Accrued payroll and related fringes                                                          165,013              67,123
          Income taxes payable                                                                        (450,820)            828,069
          Other current liabilities                                                                    (43,140)            190,478
          Billings in excess of costs and estimated earnings on uncompleted contracts                   (8,735)           (391,838)
                                                                                                ---------------     ---------------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                               (383,744)          2,197,224
                                                                                                ---------------     ---------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                          (1,078,497)           (642,609)
                                                                                                ---------------     ---------------
    NET CASH USED IN INVESTING ACTIVITIES                                                           (1,078,497)           (642,609)
                                                                                                ---------------     ---------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of long-term debt                                                           (112,194)            (65,424)
       Proceeds from long-term debt                                                                    391,831             137,965
       Proceeds from exercise of stock options                                                               -              83,182
       Repayment of convertible note to related party                                                 (100,000)                  -
       Payment of convertible notes                                                                          -            (680,000)
       Payment of preferred stock dividends                                                            (58,500)           (195,000)
       Proceeds from short-term notes payable from related party                                     1,825,000           1,750,000
       Repayments of short-term notes payable to related party                                        (825,000)         (2,750,000)
                                                                                                ---------------     ---------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                              1,121,137          (1,719,277)
                                                                                                ---------------     ---------------

    NET DECREASE IN CASH                                                                              (341,104)           (164,662)

    CASH - BEGINNING OF PERIOD                                                                         399,679             323,732
                                                                                                ---------------     ---------------

    CASH - END OF PERIOD                                                                        $       58,575      $      159,070
                                                                                                ===============     ===============

    Cash paid during the period for:
       Interest                                                                                 $       50,203      $      117,779
                                                                                                ===============     ===============
       Taxes                                                                                    $      232,731      $    1,554,620
                                                                                                ===============     ===============

    Non cash financing activities:
       Issuance of preferred stock dividend                                                     $             -     $      390,719
                                                                                                ===============     ===============
       Conversion of accrued and unpaid interest to common stock                                $             -     $      331,951
                                                                                                ===============     ===============
       Conversion of convertible note to related party                                          $             -     $    2,000,000
                                                                                                ===============     ===============
       Conversion of preferred stock                                                            $             -     $           93
                                                                                                ===============     ===============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its wholly-owned subsidiaries. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United
     States  of  America  for interim financial statements   and  with  the
     instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of April 1, 2003, the results of operations for the thirteen and thirty-nine weeks ended April 1, 2003 and April 2, 2002 and cash flows for the thirty-nine weeks ended April 1, 2003 and April 2, 2002, have been included. Certain prior period amounts have been reclassified to conform to the April 1, 2003 presentation.

     The results for the thirteen and thirty-nine weeks ended April 1, 2003 and April 2, 2002 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended July 2, 2002.

2. STOCK OPTIONS - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure
     - an amendment of FASB Statement No. 123 ("SFAS 148") SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial
     statements  about  the method  of  accounting  for  stock-based   employee
     compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company has adopted the disclosure requirements of SFAS No. 148 for the quarter ended April 1, 2003. The Company will continue to account for stock-based employee compensation under APB Opinion No. 25 and its related interpretations.

     The  following  table  illustrates  the effect on net income (loss) and net
     (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                                              Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                         ------------------------------     ------------------------------
                                                            April 1,        April 2,           April 1,         April 2,
                                                              2003            2002               2003             2002
                                                              ----            ----               ----             ----
     Net (loss) income attributable to common
     shareholders as reported                              ($418,965)      $740,024           ($537,169)        2,082,564
       Less:  Stock-based employee
       compensation cost determined under
       the fair value method, net of related
       tax effects                                           316,233        245,315             948,700          735,944
                                                           ----------      ---------        ------------       -----------
     Pro forma net (loss) income                           ($735,198)      $494,709         ($1,485,869)       $1,346,620
                                                           ==========      =========        ============       ===========




     Net (loss) income attributable to common shareholders per share:


       Basic - as reported                                     ($.01)          $.01               ($.01)             $.04
                                                              =======         ======             =======            ======
       Basic - pro forma                                       ($.01)          $.01               ($.02)             $.02
                                                              =======         ======             =======            ======

       Diluted - as reported                                   ($.01)          $.01               ($.01)             $.03
                                                              =======         ======             =======            ======
       Diluted - pro forma                                     ($.01)          $.01               ($.02)             $.02
                                                              =======         ======             =======            ======

     The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                         ------------------------------     ------------------------------
                                                            April 1,        April 2,           April 1,         April 2,
                                                              2003            2002               2003             2002
                                                              ----            ----               ----             ----
     Risk free rate                                             2.62%           4.53%              2.62%            4.53%
     Dividend yield                                                0                0                  0                0
     Volatility                                                  136%            146%               136%             146%
     Expected Option Life                                   1 -5  yrs       2 - 5 yrs          1 -5  yrs        2 - 5 yrs

3. LIQUIDITY AND BUSINESS RISKS - As of April 1, 2003, the Company had a cash balance of $58,575, working capital of $2,808,356 and stockholders' equity of $2,835,214. Historically, the Company has financed its operations
     primarily  through  issuance  of  debt  and  equity securities,   through
     short-term borrowings from its majority shareholder, Spotless Enterprises, Inc. ("Spotless"), and through cash generated from operations. Based on the Company's experience and for the reasons set forth below, in the opinion of management, the Company expects to have sufficient working capital to fund its operations on an ongoing basis, including for at least the next twelve months. However, economic, market and other conditions may affect the Company's cash flows and liquidity. In the event that the Company is unable to generate sufficient positive cash flow from operations, the Company may seek additional financing from Spotless, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

     During the thirty-nine weeks ended April 1, 2003, in order to address the Company's cash flow and operational concerns, including funding the payment of income taxes, the purchase of fixed assets, the delay in receipt of payment of large receivables and to fund net losses, the Company borrowed $1,825,000 from Spotless. During the thirty-nine weeks ended April 1, 2003, the Company repaid $825,000 to Spotless. All borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent (2.68%), are secured by all of the Company's assets and are payable on demand. As of April 1, 2003, the Company owed Spotless $1,200,000 on such short-term notes to fund working capital. Subsequent to April 1, 2003, the Company borrowed an additional $250,000 so that, as of April 30, 2003, the Company owed Spotless $1,450,000. During the thirty-nine weeks ended April 1, 2003, the Company obtained financing of $391,831 from unrelated parties for purchases of vehicles and equipment.

     During the thirty-nine weeks ended April 1, 2003, the Company repaid $100,000 principal amount of 12% convertible notes to a director of the Company.

     The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) its ability to obtain environmental or related construction contracts, (ii) its ability to generate positive cash flow from operations, and the extent thereof, (iii) its ability to raise additional capital or obtain additional financing to the extent necessary, and (iv) economic and industry conditions. The Company anticipates revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company's bids will be accepted. The Company expects to generate positive cash flow from operations to meet its working capital needs on an ongoing basis, including for at least the next twelve months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving sufficient positive cash flow from operations or obtaining additional financing to the extent necessary. The Company has taken several steps to improve its operating results and cash flows, including: (a) increasing its collection efforts with insurance companies to accelerate the flow of payments to the Company on reconstruction projects; (b) applying for advance payments to fund the purchase of materials and the payment of subcontractors and large staffs of employees on larger projects; (c) expanding its marketing efforts and staff to increase the Company's industry prominence, attract more bidding opportunities and projects and broaden the Company's customer base; (d) attempting to improve its gross margins and control its selling, general and administrative expenses. Management expects these efforts to improve its results of operations, including by producing a more steady flow of small to medium size projects and by increasing the Company's exposure to those customers that control larger, generally higher gross margin projects, though no assurance can be given that these actions will be successful. In the event these efforts do not result in sufficient positive cash flow from operations, the Company may be required to seek additional financing to meet its working capital needs, including possibly from Spotless. Management also continues to pursue additional funding sources.

4. (BENEFIT) PROVISION FOR INCOME TAXES - The (benefit) provision for income taxes for the thirteen and thirty-nine weeks ended April 1, 2003 and April 2, 2002 consists of the following:

                                          Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                     ------------------------------     ------------------------------
                                        April 1,        April 2,           April 1,         April 2,
                                          2003            2002               2003             2002
                                          ----            ----               ----             ----

     Federal - current                  $(365,534)    $  243,407          $ (380,947)      $1,712,997
     State - current                            -         99,842               6,096          712,317
                                        ----------    -----------         -----------      -----------
     Total                              $(365,534)    $  343,249          $ (374,851)      $2,425,314
                                        ==========    ===========         ===========      ===========

     The effective rate for income taxes differs from the statutory rates primarily as a result of the 100% valuation allowance against deferred tax assets. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized. At April 1, 2003, the Company had approximately $1,124,000 in net operating loss carryforwards for tax purposes that expire at various dates through 2020. Due to Spotless' acquisition of greater than 50% ownership in October 1999, the Company is limited to utilizing $68,000 of net operating loss carryforwards per annum.

5. NET (LOSS) INCOME PER COMMON SHARE - The calculation of basic and diluted net (loss) income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

     The following table sets forth the computation of the basic and diluted net
     (loss) income per share for the thirteen and thirty-nine weeks ended April 1, 2003 and April 2, 2002, respectively:

                                                              Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                         ------------------------------     ------------------------------
                                                            April 1,        April 2,           April 1,         April 2,
                                                              2003            2002               2003             2002
                                                              ----            ----               ----             ----
     Numerator:
       Net (loss) income attributable to
         common shareholders                                ($418,965)       $740,024         ($537,169)         $2,082,564
       Add interest on convertible notes,
         net of tax                                                 -           2,269                 -             100,514
                                                           -----------     -----------       -----------         -----------
                                                            ($418,965)       $742,293         ($537,169)         $2,183,078
                                                           ===========     ===========       ===========         ===========
     Denominator:
       Share reconciliation:
         Shares used for basic (loss)
           income per share                                77,936,358      77,921,163        77,936,358          58,350,743
         Effect of dilutive items:
           Stock options                                            -       7,777,798                 -           7,221,838
           Convertible securities                                   -       1,268,513                 -          20,650,157
                                                           -----------     -----------       -----------         -----------
         Shares used for dilutive (loss)
           income per share                                77,936,358      86,967,474        77,936,358          86,222,738
                                                           ===========     ===========       ===========         ===========



         Net (loss) income per share:
           Basic                                                ($.01)           $.01             ($.01)               $.04
           Diluted                                              ($.01)           $.01             ($.01)               $.03

     The dilutive loss per share computation for the thirteen and thirty-nine week periods ended April 1, 2003 excludes approximately 4,369,000 and 4,680,000 shares, respectively, related to employee stock options and approximately 418,000 shares for the thirty-nine week period ended April 1, 2003 related to convertible notes, because the effect of including them would be anti-dilutive. For all periods presented, 1,300,000 shares of common stock issuable upon the exercise of the Series A Redeemable Convertible Preferred Stock was excluded from diluted earnings per share because the effect of including them would be anti-dilutive.

6.   CONTINGENCIES  -  On  October  12,  2001,   Trade-Winds   Environmental
     Restoration, Inc. ("Trade-Winds"), a wholly-owned subsidiary of the Company, commenced an action in the New York State Supreme Court, County of New York, claiming that Trade-Winds was entitled to approximately $1,060,000 of contractual billings relating to a large mold remediation project. In addition to denying an obligation to pay the amount claimed, the defendants asserted a counterclaim against Trade-Winds for $389,439. On January 7, 2003, Trade-Winds received $550,000 in full settlement of this action. The court has ordered that the record of this action be sealed.

     In November 1997, Trade-Winds was named as a third party defendant in an action commenced in the New York State Supreme Court, County of New York, under the caption NICOLAI GRIB AND VLADISLAV KAZAROV V. TRADE-WINDS ENVIRONMENTAL RESTORATION, INC. AND GULF INSURANCE COMPANY, by a class of plaintiffs claiming to be entitled to additional wages while working for a subcontractor of Trade-Winds. The Company has agreed to settle this case and to pay claims that have been validated by the court appointed accountant. The Company has reserved approximately $370,000 for this matter and is currently evaluating the potential amount to be paid for claims. The Company believes that the amount of claims ultimately paid will not have a material adverse effect on the Company's consolidated financial statements.

     The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial statements.

7. RELATED PARTY TRANSACTIONS - On November 16, 2001, the Company exchanged $1,700,000 of short-term notes payable for a demand promissory note payable to Spotless that is secured by the Company's assets and the assets of its subsidiaries, pursuant to amendments to existing security agreements between each of the Company and its subsidiaries and Spotless. The promissory note had an original principal amount of $1,700,000 and accrues interest at the rate of LIBOR plus one percent (1%) per annum. Spotless may, but is under no obligation to, lend additional amounts to the Company under this secured promissory note. As of April 1, 2003, the Company owed Spotless $1,200,000 under this promissory note. Subsequent to April 1, 2003, the Company borrowed an additional $250,000 and as of April 30, 2003, the Company owed Spotless $1,450,000 on such short-term loans to fund working capital.

     In the thirty-nine weeks ended April 1, 2003, the Company repaid $100,000 principal amount of 12% convertible notes to a director of the Company.

8. RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. This Statement was required to be adopted by the Company for the fiscal year beginning July 3, 2002 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arose due to the initial application of this Statement should be reported as resulting from a change in accounting principle. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's consolidated financial statements.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring"). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees and indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guaranties that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurements provisions of the interpretation are applicable on a prospective basis to guaranties issued or modified after December 31, 2002. The Company has made no material guaranties subject to the liability recognition and disclosure provisions of the interpretation.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-looking statements - Statements contained in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of
     Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

        o   the market acceptance and amount of sales of the Company's services,
        o   the Company's success in increasing revenues and reducing expenses,
        o the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services the Company provides,
        o the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation,
        o the competitive environment within the industries in which the Company operates,
        o the Company's ability to raise additional capital and generate cash flow from operations,
        o   the Company's ability to attract and retain qualified personnel, and
        o the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-Q and in the Company's Report on Form 10-K for the fiscal year ended July 2, 2002.

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

     Deferred Tax Asset Valuation Allowance - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the Company's prior history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of April 1, 2003. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes for current income. Should the Company be profitable in the future at levels which cause management to conclude that is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

     RESULTS OF OPERATIONS

     THIRTEEN WEEKS ENDED APRIL 1, 2003 AND APRIL 2, 2002

     Revenue

     Total revenues for the thirteen weeks ended April 1, 2003 decreased by $2,175,244, or 37%, to $3,648,548 from $5,823,792 for the thirteen weeks ended April 2, 2002. This decrease in revenues of $2,175,244 was primarily attributable to decreases of approximately $3,182,000 related to non-recurring remediation work performed in the vicinity of the World Trade Center, $221,000 related to emergency spills and soil remediation and $110,000 related to testing and consulting services, which was partially offset by increases of approximately $347,000 related to asbestos, lead and mold projects and $999,000 related to insurance reconstruction and spills. At the end of the thirteen weeks ended April 1, 2003, the Company began mobilization on a contract with Consolidated Edison which, when completed, is expected to produce total billings in excess of $1,500,000. The Company anticipates that this contract will take approximately four months to complete.

     Cost of Revenues

     Cost of revenues decreased $647,199 or 17% to $3,204,889 for the thirteen weeks ended April 1, 2003 as compared to $3,852,088 for the thirteen weeks ended April 2, 2002. Gross profit decreased $1,528,045 to $443,659, or 12% of total revenue, for the thirteen weeks ended April 1, 2003 from $1,971,704, or 34% of total revenue, for the thirteen weeks ended April 2, 2002, due primarily to the absence of higher margin remediation work in the vicinity of the World Trade Center. Decreasing revenues and the absence of large projects causes the Company's margins to erode. To offset this condition, the Company reduced its direct labor force in February 2003. This reduction aggregated approximately $56,000 in the thirteen weeks ended April 1, 2003. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $137,027 or 10% to $1,463,083 for the thirteen weeks ended April 1, 2003 from $1,326,056 for the thirteen weeks ended April 2, 2002 and constituted approximately 40% and 23% of revenues in these periods, respectively. This increase was primarily attributable to increases in sales and marketing expenses of $60,000 and legal reserves relating to the settlement of litigation of $205,000, partially offset by decreases in the provision for doubtful accounts of $119,000.

     (Benefit) Expense Related to Variable Accounting Treatment for Officer Options

     Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The benefit related to variable accounting treatment for officer options was $270,409 for the thirteen weeks ended April 1, 2003 compared to a benefit of $487,324 for the thirteen weeks ended April 2, 2002. This change was due to a decrease in the market price of the Company's common stock and an increase in the number of options outstanding which are vested. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

     Interest Expense

     Interest expense decreased by $15,105, or 48%, to $16,100 for the thirteen weeks ended April 1, 2003 from $31,205 for the thirteen weeks ended April 2, 2002. The decrease in interest expense was primarily attributable to lower amounts of debt outstanding resulting from reductions in convertible debt of $2,780,000, of which $2,000,000 was converted by Spotless in November 2001, $680,000 was repaid to unrelated parties in March 2002 and $100,000 was repaid to a related party in the first six months of this year. Such decreases were offset by increased short-term borrowings from Spotless of $1,000,000.

     (Benefit) Provision for Income Taxes

     The (benefit) provision for income taxes increased by $708,783 to a benefit of $365,534 for the thirteen weeks ended April 1, 2003 from a provision of $343,249 for the thirteen weeks ended April 2, 2002. The increase was primarily attributable to the net loss for the thirteen weeks ended April 1, 2003.

     Net (Loss) Income

     Net income decreased by $1,158,989 to a net loss of $399,465 for the thirteen weeks ended April 1, 2003 from net income of $759,524 for the thirteen weeks ended April 2, 2002. The decrease was the result of the factors discussed above.

     THIRTY-NINE WEEKS ENDED APRIL 1, 2003 AND APRIL 2, 2002

     Revenue

     Total revenues for the thirty-nine weeks ended April 1, 2003 decreased by $12,453,848, or 47%, to $14,105,571 from $26,559,419 for the thirty-nine weeks ended April 2, 2002. This decrease in revenues of $12,453,848 was primarily attributable to decreases of approximately $14,070,000 related to non-recurring remediation work performed in the vicinity of the World Trade Center, decreases in emergency spill and soil remediation projects of approximately $2,564,000 and decreases of approximately $300,000 of testing and consulting services. Such decreases were partially offset by increases in mold remediation revenues of approximately $2,000,000 and insurance reconstruction revenues of approximately $2,523,000.

     Cost of Revenues

     Cost of revenues decreased $5,534,420 or 33% to $11,314,559 for the thirty-nine weeks ended April 1, 2003 as compared to $16,848,979 for the thirty-nine weeks ended April 2, 2002. This decrease was primarily attributable to the labor and subcontractor costs which were required for the thirty-nine weeks ended April 2, 2002 period associated with non-recurring remediation work performed in the vicinity of the World Trade Center. Gross profit decreased $6,919,428 or 71% to $2,791,012, or 20% of total revenue, for the thirty-nine weeks ended April 1, 2003 from $9,710,440, or 37% of total revenue for the thirty-nine weeks ended April 2, 2002. The decrease in gross profit was primarily attributable to the absence of World Trade Center related work, which produced higher margins for the thirty-nine weeks ended April 2, 2002. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $392,469 or 11% to $4,049,641 for the thirty-nine weeks ended April 1, 2003 from $3,657,172 for the thirty-nine weeks ended April 2, 2002 and constituted approximately 29% and 14% of revenues, respectively. The increase was primarily attributable to increases in sales and marketing expenses of approximately $311,000.

     (Benefit) Expense Related to Variable Accounting Treatment for Officer Options

     Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The benefit related to variable accounting treatment for officer options was $432,974 for the thirty-nine weeks ended April 1, 2003 compared to an expense of $880,696 for the thirty-nine weeks ended April 2, 2002. This change was due to a decrease in the market price of the Company's common stock and an increase in the number of options outstanding which are vested. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

     Interest Expense

     Interest expense decreased by $175,195, or 77%, to $51,290 for the thirty-nine weeks ended April 1, 2003 from $226,485 for the thirty-nine weeks ended April 2, 2002. The decrease in interest expense was primarily attributable to lower amounts of debt outstanding resulting from reductions in convertible debt of $2,780,000, of which $2,000,000 was converted by Spotless in November 2001, $680,000 was repaid to unrelated parties in March 2002 and $100,000 was repaid to a related party in the first six months of this year. Such decreases were partially offset by increased short-term borrowings from Spotless of $1,000,000.

     (Benefit) Provision for Income Taxes

     The (benefit) provision for income taxes increased by $2,800,165 to a benefit of $374,851 for the thirty-nine weeks ended April 1, 2003 as compared to a provision of $2,425,314 for the thirty-nine weeks ended April 2, 2002. The increase was primarily attributable to the net loss for the thirty-nine weeks ended April 1, 2003.

     Net (Loss) Income

     Net income decreased by $3,010,452 to a net loss of ($478,669) for the thirty-nine weeks ended April 1, 2003 from net income of $2,531,783 for the thirty-nine weeks ended April 2, 2002. The decrease was the result of the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     As of April 1, 2003, the Company had a cash balance of $58,575, working capital of $2,808,356 and stockholders' equity of $2,835,214. Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless, and through cash generated from operations. Based on the Company's experience and for the reasons set forth below, in the opinion of management, the Company expects to have sufficient working capital to fund its operations on an ongoing basis, including for at least the next twelve months. However, economic, market and other conditions may affect the Company's cash flows and liquidity. In the event that the Company is unable to generate sufficient positive cash flow from operations, the Company may seek additional financing from Spotless, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

     During the thirty-nine weeks ended April 1, 2003, in order to address the Company's cash flow and operational concerns, including funding the payment of income taxes, the purchase of fixed assets, the delay in receipt of payment of large receivables and to fund net losses, the Company borrowed $1,825,000 from Spotless. During the thirty-nine weeks ended April 1, 2003, the Company repaid $825,000 to Spotless. All borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent (2.68%), are secured by all of the Company's assets and are payable on demand. As of April 1, 2003, the Company owed Spotless $1,200,000 on such short-term notes to fund working capital. Subsequent to April 1, 2003, the Company borrowed an additional $250,000 from Spotless so that as of April 30, 2003, the Company owed Spotless $1,450,000. During the thirty-nine weeks ended April 1, 2003, the Company obtained financing of $391,831 from unrelated parties for purchases of vehicles and equipment.

     During the thirty-nine weeks ended April 1, 2003, the Company repaid $100,000 principal amount of 12% convertible notes to a director of the Company.

     The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) its ability to obtain environmental or related construction contracts, (ii) its ability to generate positive cash flow from operations, and the extent thereof, (iii) its ability to raise additional capital or obtain additional financing to the extent necessary, and (iv) economic and industry conditions. The
     Company anticipates revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company's bids will be accepted. The Company expects to generate positive cash flow from operations to meet its working capital needs on an ongoing basis, including for at least the next twelve months. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving sufficient positive cash flow from operations or obtaining additional financing to the extent necessary. The Company has taken several steps to improve its operating results and cash flows, including: (a) increasing its collection efforts with insurance companies to accelerate the flow of payments to the Company on reconstruction projects; (b) applying for advance payments to fund the purchase of materials and the payment of subcontractors and large staffs of employees on larger projects; (c) expanding its marketing efforts and staff to increase the Company's industry prominence, attract more bidding opportunities and projects and broaden the Company's customer base; (d) attempting to improve its gross margins and control its selling, general and administrative expenses. Management expects these efforts to improve its results of operations, including by producing a more steady flow of small to medium size projects and by increasing the Company's exposure to those customers that control larger, generally higher gross margin projects, though no assurance can be given that these actions will be successful. In the event these efforts do not result in sufficient positive cash flow from operations, the Company may be required to seek additional financing to meet its working capital needs, including possibly from Spotless. Management also continues to pursue additional funding sources.

     The table below summarizes aggregate maturities of future minimum lease payments under noncancelable operating leases and long-term debt as of April 1, 2003:

                             Total          1 Year         2-3 Years       4-5 Years
    Operating Leases      $1,537,000       $355,000         $753,000        $429,000
    Long-term debt          $414,605       $172,180         $ 93,188        $149,237


     CASH FLOW

     Net cash used by operating activities was $383,744 for the thirty-nine weeks ended April 1, 2003. Accounts receivable decreased by $874,261. Income taxes payable decreased $450,820 as a result of the decrease in taxable income and state and federal tax payments. Cash used for capital expenditures was $1,078,497 during the thirty-nine weeks ended April 1, 2003, primarily to fund the purchase of commercial drying equipment.

     During the thirty-nine weeks ended April 1, 2003, in order to fund the net loss before the benefit from recoverable income taxes, the Company borrowed $1,825,000 from Spotless and then repaid $825,000 of such amount. Subsequent to April 1, 2003, the Company borrowed an additional $250,000 from Spotless. All current borrowings from Spotless bear interest at LIBOR plus 1 percent (3.07% at April 1, 2003) and are secured by all of the Company's assets.

     INFLATION

     Inflation has not had a material impact on the Company's operations over the past three fiscal years or during the thirty-nine weeks ended April 1, 2003.

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

     Item 3.      Defaults upon Senior Securities
                  -------------------------------

                  Not applicable

     Item 4.      Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  None

     Item 5.      Other Information
                  -----------------

                  None


     Item 6.      Exhibits and Reports on Form 8-K
                  --------------------------------

               a. Exhibits:
                  10.1 Stipulation of Settlement of action entitled NICOLAI GRIB AND VLADISLAV KAZAROV V. TRADE-WINDS ENVIRONMENTAL RESTORATION, INC. AND GULF INSURANCE
                  99.1  Certification of Chief Executive Officer pursuant to
                        18 U.S.C. Section 1350
                  99.2  Certification of Chief Financial Officer pursuant to
                        18 U.S.C. Section 1350

               b. Reports on Form 8-K

                      There were no reports on Form 8-K filed during the thirteen week period ended April 1, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: May 15, 2003
                                           WINDSWEPT ENVIRONMENTAL GROUP, INC.




                                           By:      /s/ Michael O'Reilly
                                              ----------------------------------
                                           MICHAEL O'REILLY,
                                           President and Chief Executive Officer
                                           Principal Executive Officer)





                                           By:     /s/ Charles L. Kelly, Jr.
                                               ---------------------------------
                                           CHARLES L. KELLY, JR.
                                           Chief Financial Officer
                                           (Principal Financial Officer)

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





     Date: May 15, 2003                            /s/ Michael O'Reilly
                                           -------------------------------------
                                                    Michael O'Reilly
                                           President and Chief Executive Officer

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



     Date:  May 15, 2003                           /s/ Charles L. Kelly, Jr.
                                             -----------------------------------
                                                      Charles L. Kelly Jr.
                                                    Chief Financial Officer