Form 10-K
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2003-09-26
CIK 814915

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                    Annual Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended July 1, 2003

                           Commission File No. 0-17072

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes     No. X
                                          ---    ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter. $2,744,000

Based upon the closing sale price as reported on the OTC Electronic Bulletin Board of the NASD on September 2, 2003 ($.12 per share), the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $1,937,000.

As of September 2, 2003, the issuer had 77,936,358 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2003 are incorporated into Part III of this Form 10-K.

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

In December 1993, the Company acquired Trade-Winds, an asbestos abatement and lead remediation company. On February 24, 1997, the Company acquired NAL, a certified environmental training, laboratory testing and consulting company.

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

In July 2001, the Board of Directors voted to change the Company's fiscal year from the twelve months ended April 30 to a 52-53 week fiscal year ending on the Tuesday nearest June 30. Each fiscal year shall generally be comprised of four 13-week quarters, each containing two four-week months followed by one five-week month. As a result of such change in fiscal year, in October 2001, the Company filed a Transition Report on Form 10-K for the period from May 1, 2001 through July 3, 2001 (the "transition period"). Revenues, net loss and basic and diluted earnings per common share in the transition period were $2,322,511, ($720,303) and $(.02), respectively.

OPERATIONS

In order to position itself into stronger and more profitable markets, the Company has evolved from an asbestos abatement contractor to a hazardous materials clean-up and natural resource restoration firm, and finally, to a full service emergency response provider. The Company provides a broad range of services through vertically integrated businesses in the service areas described below:

     o  Emergency Response and Catastrophe Restoration
     o  Site Restoration
     o  Mold Contamination Remediation
     o  Commercial Drying
     o  Natural Resource/Wetlands Restoration/Wildlife Rehabilitation

     o  Forensic Investigation
     o  Asbestos Abatement
     o  Fire and Flood Restoration
     o  Demolition
     o  Lead Abatement
     o  Underground Storage Tank Removal
     o  Soil Remediation
     o  Oil Spill Response - Land and Marine
     o  Hazardous Waste/Biohazard Clean-up
     o  Chemical Spill Response
     o  Duct Cleaning
     o  Indoor Air Quality Investigation/Microbial Remediation
     o  Environmental and Health and Safety Training
     o  Environmental Testing
     o  Environmental Consulting Services

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

The Company believes that its comprehensive emergency response abilities have greatly expanded its customer base to include those entities that value immediate response, enhanced capabilities and customer service. The Company's customers have included Fortune 500TM companies, insurance companies, industrial concerns, construction companies, oil companies, utilities, banks, school districts, state, local and county governments, commercial building owners and real estate development concerns. Currently, the Company's customers include Keyspan Energy Corporation, Allstate Insurance Company, the Bank of New York, State Farm Insurance Company, Consolidated Edison, HSBC, and the New York State Department of Environmental Conservation for services including hazardous materials spill response, oil spill containment, and subsurface investigation and site remediation.

Health professionals have been aware of the adverse health effects of exposure to mold for decades, but the issue has gained increased public awareness in recent years. Studies indicate that 50% of all homes contain mold and that the dramatic increase in asthma over the past 20 years can be attributed to mold exposure. The Company's current focus is on mold remediation in both commercial and residential structures. The Company's experience includes identification and development of remediation plans, detailing methods and performing microbial (mold, fungus, etc.) abatement in commercial, residential, educational, medical and industrial facilities. The activities include decontamination, application of biocides and sealant, removal of building systems (drywall, carpet, etc.), duct cleaning, and disposal of building furnishings.

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

Insurance customers represent a substantial portion of the Company's target market: those with recurring needs for emergency services. During the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001, revenues from insurance customers represented approximately 20%, 9%, 8% and 12%, respectively, of total revenues. During the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001 the Company recognized net sales to significant customers as set forth below:

                                                                               May 1,
                                                                                2001
                                                                               through
                                                 July 1,         July 2,        July 3,       April 30,
              Major Customers                     2003            2002           2001           2001
         --------------------------            -----------     ----------     ----------    -----------
                Customer A                          0%             0%            13%            36%
                Customer B                          0%            34%             0%             0%
                Customer C                          0%             0%             5%            11%
                Customer D                          8%             7%            14%             5%
                Customer E                         19%             0%             0%             0%

While the Company intends to increase the amount of work performed for entities other than these customers, it expects to continue to be dependent on a few customers and/or the incurrence of large projects. The level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of the Company's services. However, because of the significant expansion of the Company's services provided, the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition and results of operations, unless the revenues generated from any such customer, including Dick Pacific Construction, Inc. (listed as "Customer E" in the foregoing table), were not replaced by revenues generated by other customers. See "Risk Factors".

In order to provide emergency response services, it is necessary for the Company to employ a professional staff and to maintain an inventory of vehicles, equipment and supplies. The Company currently maintains a fleet of 24 spill response vessels with skimmer, diving and booming capabilities, 67 vehicles (including vacuum trucks, earth moving equipment, supply trucks and drilling vehicles) and 38 trailers equipped with various capabilities (such as a mobile wildlife clinic).

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

The Company has obtained a WCD Tier 3 marine oil spill response designation from the United States Coast Guard. This designation, which is the highest designation that can be obtained, allows the Company to respond to contamination containment spills, such as oil tanker disasters. The Company believes that it is one of approximately seven companies in the Northeastern United States with this designation.

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

The Company's ability to compete effectively depends upon its success in networking, generating leads and bidding opportunities through its marketing efforts; the quality, safety and timely performance of its contracts; the accuracy of its bidding; its ability to hire and train field operations and supervisory personnel; and the ability of the Company to generate sufficient capital to hire and retain personnel with requisite skills, meet its ongoing obligations, and fuel growth. See "Risk Factors".

MARKETING AND SALES

The Company has an aggressive marketing program that is directed toward establishing and maintaining relationships with businesses that have ongoing needs for one or more of the Company's services. The Company strives to achieve internal growth by expanding services to its existing customer base and by marketing itself as a multiple-service company with immediate response capabilities. Clients who begin by utilizing one service often use other services provided by the Company. The Company believes that, ultimately, it can service all of a client's environmental related construction and emergency response needs.

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

The Resource Conservation and Recovery Act ("RCRA") is the principal federal statue governing hazardous waste generation, treatment, storage, and disposal. RCRA, or EPA approved state programs, govern any waste handling activities of substances classified as "hazardous." Moreover, facilities that treat, store or dispose of hazardous waste must obtain a RCRA permit from the EPA, or equivalent state agency, and must comply with certain operating, financial responsibility, and site closure requirements. Wastes are generally hazardous if they (1) either
(a) are specifically included on a list of hazardous waste, or (b) exhibit certain characteristics defined as hazardous, and (2) are not specifically designated as non-hazardous. In 1984, RCRA was amended to substantially expand its scope by, among other things, providing for the listing of additional wastes as "hazardous" and also for the regulation of hazardous wastes generated in lower quantities than had been previously regulated. The amendments imposed additional restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste and underground storage tanks ("UST"), and provided for "corrective" action at or near sites of waste management units. Under RCRA, liability and stringent operating requirements may be imposed on a person who is either a "generator" or a "transporter" of hazardous waste, or an "owner" or "operator" of a waste treatment, storage, or disposal facility.

UST legislation, in particular Subtitle I of RCRA, focuses on the regulation of UST in which liquid petroleum or hazardous substances are stored and provides the regulatory setting for a portion of the Company's business. Subtitle I of RCRA requires owners of all existing underground tanks to list the age, size, type, location, and use of each tank with a designated state agency. The EPA has published performance standards and financial responsibility requirements for storage tanks over a five-year period. RCRA and EPA regulations also require that all new tanks be installed in such a manner as to have protection against spills, overflows, and corrosion. Subtitle I of RCRA provides civil penalties of up to $15,000 per violation for each day of non-compliance with such tank requirements and $10,000 for each tank for which notification was not given or was falsified. RCRA also imposes substantial monitoring obligations on parties that generate, transport, treat, store, or dispose of hazardous waste.

The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund Act"), authorizes the EPA to identify and clean-up sites where hazardous waste treatment, storage, or disposal took place. The Superfund Act also authorizes the EPA to recover the costs of such activities, as well as damages to natural resources, from certain classes of persons specified as liable under the statute. Liability under the Superfund Act does not depend upon the existence or disposal of "hazardous waste" as defined by RCRA, but can be based on the existence of any number of 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. The Superfund Act assigns joint and several liability for cost of clean-up and damages to natural resources to any person who, currently or at the time of disposal of a hazardous substance, by contract, agreement, or otherwise, arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment, and to any person who accepts hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of such hazardous substances. Among other things, the Superfund Act authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. The Superfund Act created a fund, financed primarily from taxes on oil and certain chemicals, to be used by the federal government to pay for these clean-up efforts. Where the federal government expends money for remedial activities, it may seek reimbursement from the Potentially Responsible Parties ("PRPs"). Many states have adopted their own statutes and regulations to govern investigation and clean up of, and liability for, sites contaminated with hazardous substances.

In October 1986, the Superfund Amendment and Reauthorization Act ("SARA") was enacted. SARA increased environmental remediation activities significantly. SARA imposed more stringent clean-up standards and accelerated timetables. SARA also contains provisions which expand the EPA's enforcement powers and which encourage and facilitate settlements with PRPs. The Company believes that, even apart from funding authorized by SARA, industry and governmental entities will continue to try to resolve hazardous waste problems due to their need to comply with other statutory and regulatory requirements and to avoid liabilities to private parties.

The liabilities provided by the Superfund Act could, under certain circumstances, apply to a broad range of the Company's possible activities, including the generation or transportation of hazardous substances, release of hazardous substances, designing a clean-up, removal or remedial plan and failure to achieve required clean-up standards, leakage of removed wastes while in transit or at the final storage site, and remedial operations on ground water. Such liabilities can be joint and several where other parties are involved. The Superfund Act also authorizes the EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs that the party is liable. The Superfund Act provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. The EPA may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean up or funding thereof.

The Oil Pollution Act of 1990, which resulted from the Exxon Valdez oil spill and the subsequent damage to Prince William Sound, established a new liability compensation scheme for oil spills from onshore and offshore facilities and requires all entities engaged in the transport and storage of petroleum to maintain a written contingency plan to react to such types of events. Under the contingency plan, the petroleum products storage or transportation company must retain an Oil Spill Response Organization ("OSRO") and a natural resources/wildlife rehabilitator. OSRO'S are certified by the United States Coast Guard and receive designations based upon level of capability. In the event of an incident, the OSRO on standby must respond by being on site with containment capability within two to six hours of notification.

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

INSURANCE AND SURETY BONDS

The Company maintains comprehensive general liability insurance written on an occurrence basis. The Company also carries comprehensive auto, professional and pollution liability as well as worker's compensation and disability coverage. Basic limits of liability are $11,000,000. In addition, the Company carries all risk property insurance on all furniture, fixtures, equipment, machinery and watercraft.

Certain of the Company's remediation and abatement contracts require performance and payment bonds. The relationships with various sureties and the issuance of bonds is dependent on the sureties' willingness to write bonds for the various types of work the Company performs, their assessment of the Company's performance record and their view of the credit worthiness of the Company. There have been events in the national economy that have adversely affected the major insurance and surety companies. This has resulted in a tightening of the insurance and bonding markets that has resulted in the costs increasing and the availability of certain types of insurance and surety capacity either decreasing or becoming non-existent.

At present, the Company believes that surety bonds for a number of the Company's service lines are available only from a limited number of sureties. No assurance can be given that the Company will be able to obtain the required surety bonds. Any failure of the Company to obtain these bonds could materially and adversely affect certain components of the Company's operations.

EMPLOYEES/TECHNICAL STAFF

As of September 2, 2003, the Company employed a core group of approximately 94 persons including executive officers, project managers, specialists, supervisors, field staff, marketing and clerical personnel. The Company attempts to provide year-round employment for its core field staff by cross training. The Company promotes qualified field workers to supervisory positions and supervisors into production management and other staff positions, when applicable.

The Company employs laborers for field operations based upon the current workload. Approximately 54 field staff and supervisors are employed on a steady basis, with additional labor hired on an as-needed basis to supplement the work force. The Company utilizes several local unions to supply labor for bonded contract work. The Company has never had a work stoppage and believes that it has good relations with its employees.

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

GEOGRAPHIC INFORMATION

Since all of the Company's operations are located in the United States of America, the Company's geographic revenue information is based on the country in which the sales originate. Following is a table that shows the origin of revenues for the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001:

                                        Geographic Information
                                        ----------------------
                                  United States     Non-United States    Consolidated Total
                                  -------------     -----------------    ------------------
Fiscal 2003                        $17,370,931             $460,258            $17,831,189
Fiscal 2002                        $32,903,740                   $0            $32,903,740
Period from May 1, 2001
through July 3, 2001                $2,322,511                   $0             $2,322,511
Fiscal 2001                        $22,022,766                   $0            $22,022,766

No geographical data is shown for long-lived assets, since the Company's operations reside entirely in the United States.

BACKLOG

The Company does not have any measurable backlog.

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

THE COMPANY IS DEPENDENT ON THE INCURRENCE OF LARGE PROJECTS FROM A SMALL NUMBER OF CUSTOMERS. Because of the nature of the Company's services, the Company must generate most of its revenues from new customers. The Company cannot anticipate whether it will be able to replace such revenues with revenues from new projects in future periods. The inability of the Company to replace the revenues generated as a result of large projects performed in the fiscal year ended July 2, 2002, particularly the catastrophe response projects in the vicinity of the World Trade Center following the terrorist attack on September 11, 2001, which accounted for approximately 52% of the Company's revenues during such fiscal year, had a materially adverse impact on the Company in the fiscal year ended July 1, 2003 and may continue to do so.

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

A SUBSTANTIAL PORTION OF THE COMPANY'S REVENUES IS GENERATED AS A RESULT OF REQUIREMENTS ARISING UNDER FEDERAL AND STATE LAWS, REGULATIONS AND PROGRAMS RELATED TO PROTECTION OF THE ENVIRONMENT. Environmental laws and regulations are, and will continue to be, a principal factor affecting demand for the Company's services. The level of enforcement activities by federal, state and local environmental protection agencies and changes in such laws and regulations also affect the demand for such services. If the requirements of compliance with environmental laws and regulations were to be modified in the future, the demand for the Company's services, and
                                       10
its business, financial condition and results of operations, could be materially adversely affected.

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

THE COMPANY'S ABILITY TO PERFORM UNDER ITS CONTRACTS AND TO SUCCESSFULLY BID FOR FUTURE CONTRACTS IS DEPENDENT UPON THE CONSISTENT PERFORMANCE OF EQUIPMENT AND FACILITIES IN CONFORMITY WITH SAFETY AND OTHER REQUIREMENTS OF THE LICENSES AND PERMITS UNDER WHICH IT OPERATES. The Company's equipment and facilities are subject to frequent routine inspections by the regulatory authorities issuing such licenses and permits. In the event any of the Company's key equipment and facilities were to be shut down for any appreciable period of time, either due to equipment breakdown or as the result of regulatory action in response to an alleged safety or other violation of the terms of the licenses under which the Company operates, its business, financial condition and results of operations could be materially adversely affected.

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

IF THE COMPANY'S INSURANCE COSTS INCREASE SIGNIFICANTLY, THESE INCREMENTAL COSTS COULD NEGATIVELY AFFECT ITS FINANCIAL RESULTS. The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance has been increasing. If the cost of carrying this insurance continues to increase significantly, the Company will recognize an associated increase in costs that may negatively impact its margins. This could have an adverse impact on the Company's financial condition and the price of its common stock.

THE COMPANY CANNOT GIVE ANY ASSURANCE THAT IT WILL BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET ITS FUTURE CAPITAL NEEDS. The Company's long-term capital requirements will depend on many factors, including, but not limited to, cash flow from operations, the level of capital expenditures, working capital requirements and the growth of its business. Historically, the Company has relied upon commercial borrowings, debt and equity securities offerings and borrowings from shareholders and affiliates of shareholders to fund its operations and capital needs.

The Company may need to incur additional indebtedness or raise additional capital to fund the capital needs related to its anticipated growth. To the extent additional debt financing cannot be raised on acceptable terms, the Company may need to raise additional funds through public or private equity financings. No assurance can be given that additional debt or equity financing will be available or that, if either or such financing is available, the terms of such financing will be favorable to the Company or to its stockholders without substantial dilution of their ownership and rights. If adequate funds are not available, the Company may be required to curtail its future operations significantly or to forego market expansion opportunities.

Factors Affecting the Company's Securities
------------------------------------------

ONE MAJOR STOCKHOLDER CONTROLS THE COMPANY. Currently, one major stockholder owns an aggregate of approximately 79% of the Company's Common Stock and holds approximately 77% of its voting power. Accordingly, such major stockholder is able to control the Board of Directors and thereby determine the corporate policy and the direction of the Company's operations.

THE COMPANY DOES NOT ANTICIPATE PAYING ANY CASH DIVIDENDS TO COMMON SHAREHOLDERS FOR THE FORESEEABLE FUTURE. The Company expects that future earnings, if any, will be used to finance growth. The payment of any future cash dividends by the Company will be dependent upon the earnings of the Company, its financial requirements and other relevant factors. Further, prior to paying any dividends on the Common Stock, the Company is required to pay quarterly dividends on the Series A Convertible Preferred Stock, par value $.01 per share, of the Company (the "Series A Preferred"). Upon conversion of the Series A Preferred into Common Stock, dividends on the Series A Preferred shall no longer accrue and all accrued and unpaid dividends, and any accrued and unpaid interest thereon, as of the date of such conversion, shall be paid in cash.

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF THE COMPANY'S COMMON STOCK IN THE PUBLIC MARKET COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF ITS COMMON STOCK. As of September 2, 2003, the Company had 77,936,358 shares of Common Stock outstanding. The existence of a large number of shares eligible for sale could have an adverse effect on the market price of the Company's Common Stock and its ability to raise additional equity capital on terms beneficial to it.

THE COMPANY HAS EXPERIENCED SIGNIFICANT OPERATING LOSSES IN PRIOR YEARS AND MAY INCUR LOSSES IN THE FUTURE. Future losses could adversely affect the market value of the Common Stock. The Company incurred net losses of approximately $469,000 for the fiscal year ended July 1, 2003 and $720,000 for the period from May 1, 2001 through July 3, 2001. As of July 1, 2003, the Company had an accumulated deficit of approximately $31,182,000. Even though the Company has taken steps in an effort to reduce costs and expenses and to increase revenues, and had net income of approximately $3,495,000 and approximately $1,066,000 in the fiscal years ended July 2, 2002 and April 30, 2001, respectively, it may not incur profits at any time in the future.

THE MARKET PRICE OF THE COMMON STOCK HAS FLUCTUATED CONSIDERABLY AND WILL PROBABLY CONTINUE TO DO SO. The stock markets have experienced extreme price and volume fluctuations, and the market price for the Common Stock has been historically volatile. The market price of the Common Stock could be subject to wide fluctuations in the future as well in response to a variety of events or factors, some of which may be beyond its control. These could include, without limitation:

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company holds a lease expiring in 2007 for its 50,000 square foot facility located at 100 Sweeneydale Avenue, Bay Shore, New York 11706. The lease provides for a current annual rent of $352,120 and is subject to a 4% annual escalation. This facility houses all the operations of the Company, other than an oil spill response center located in Brooklyn, New York. The Company has a month-to-month lease that provides for a monthly rental of $1,150, for a facility located at 1100 Grand Street in Brooklyn, New York.

Management considers the Company's facilities sufficient for its present and currently anticipated future operations, and believes that these properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

In November 1997, Trade-Winds was named as a third party defendant in an action commenced in the New York State Supreme Court, County of New York, under the caption Nicolai Grib and Vladislav Kazarov v. Trade-Winds Environmental Restoration, Inc. and Gulf Insurance Company, by a class of plaintiffs claiming to be entitled to additional wages while working for a subcontractor of Trade-Winds. The Company settled this dispute in fiscal 2003 for approximately $500,000. Such settlement is included in accrued expenses and is expected to be paid in fiscal 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Since October 22, 1996, the Company's common stock has been traded on the OTC Electronic Bulletin Board of the NASD, under the symbol "WEGI." The following table sets forth the range of quarterly high and low closing sale prices, for the fiscal years ended July 1, 2003 and July 2, 2002, as provided by Standard and Poor's ComStock. These quotations represent inter-dealer prices, do not reflect retail markup, markdown, or commission and may not represent actual transactions.

                                                                       Price Range of Common Stock
                                                                       ---------------------------
                  FISCAL YEAR ENDED JULY 2, 2002
                  ------------------------------
                  Quarter Ended                                         HIGH                  LOW
                  -------------                                         ----                  ---
                  October 2, 2001                                       $.29                  $.16
                  January 1, 2002                                       $.57                  $.24
                  April 2, 2002                                         $.44                  $.23
                  July 2, 2002                                          $.29                  $.19

                  FISCAL YEAR ENDED JULY 1, 2003

                  Quarter Ended                                         HIGH                  LOW
                  -------------                                         ----                  ---
                  October 1, 2002                                       $.20                  $.12
                  December 31, 2002                                     $.19                  $.13
                  April 1, 2003                                         $.17                  $.12
                  July 1, 2003                                          $.16                  $.12

The Company had approximately 728 holders of record of shares of its common stock as of September 2, 2003. There have been no dividends declared or paid on the Common Stock during the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 or in the fiscal year ended April 30, 2001 and the Company has no current intentions to declare or pay dividends on the Common Stock. Under its Series A Convertible Preferred Stock Agreement, no common stock dividends may be paid until all preferred dividends are paid in full. Subject to the foregoing, the Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

There were no sales or issuances of the Company's unregistered equity securities occurring during the fiscal year ended July 1, 2003, except to the extent previously disclosed in the Company's Quarterly Reports on Form 10-Q.

Information required by this item regarding equity compensation plans is addressed in Item 12, Part III of this report.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                         Period from
                                                                          May 1, 2001
                                            Fiscal Year    Fiscal Year     through             Fiscal Years Ended April 30,
                                               Ended          Ended        through     ---------------------------------------------
                                            July 1, 2003  July 2, 2002   July 3, 2001       2001           2000           1999
                                           -----------------------------------------------------------------------------------------
Consolidated Operations Data:

Revenues                                      $17,831,189   $32,903,740   $2,322,511      $22,022,766   $ 12,845,165    $13,926,812
Net income (loss)                                (469,004)    3,494,867     (720,303)       1,065,877     (2,256,997)    (1,307,476)
Net income (loss) per common share-basic            (0.01)         0.05        (0.02)            0.03          (0.09)         (0.11)
Net income (loss) per common share-diluted    $     (0.01)  $      0.04   $    (0.02)     $      0.01   $      (0.09)   $     (0.11)

Weighted average common shares outstanding:
Basic                                          77,936,358    63,300,953     38,481,254     38,459,953     26,927,083     13,064,314
Diluted                                        77,936,358    85,455,580     38,481,254     76,244,295     26,927,083     13,064,314


Consolidated Balance Sheet
Data:

Total assets                                  $11,054,263   $10,212,538   $  8,192,568    $8,806,398    $  6,699,204    $ 5,745,122
Long-term debt and other liabilities              687,473     1,005,574        400,308        457,084        197,172        198,732
Convertible notes                                       -       100,000      2,780,000      2,780,000      2,780,000        790,000
Redeemable convertible preferred stock          1,300,000     1,300,000      1,300,000      1,300,000      1,300,000      1,300,000
Stockholders' equity (deficit)                $ 2,825,379   $ 3,372,383   $ (2,487,156)   $(1,753,853)  $ (2,744,980)   $(3,347,257)

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

The Company is subject to significant external factors that could significantly impact its business. These external factors could cause future results to differ materially from historical trends. These external factors are more fully discussed in "Item 1, Description of Business - Risk Factors" in this Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of its customers to make required payments. In determining collectibility, the Company reviews available customer financial information including public filings and credit reports and may also consult legal counsel to assist in determining collectibility. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

Deferred Tax Asset Valuation Allowance - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the Company's history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of July 1, 2003. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes on current income. Should the Company be profitable in the future at levels which cause management to conclude that is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

RESULTS OF OPERATIONS

Fiscal Year Ended July 1, 2003 Compared to Fiscal Year Ended July 2, 2002
-------------------------------------------------------------------------

Revenues
--------

Revenues decreased to $17,831,189 in the fiscal year ended July 1, 2003 ("fiscal 2003") compared to $32,903,740 in the fiscal year ended July 2, 2002 ("fiscal 2002"). This decrease of $15,072,551, or 45.8%, was primarily the result of revenue decreases in the Company's Trade-Winds subsidiary of $14,664,269 to $17,567,411 in fiscal 2003 from $32,231,680 in fiscal 2002. In addition, revenues in the Company's NAL subsidiary decreased $408,282, or 60.8%, to $263,778 in fiscal 2003 from $672,060 in fiscal 2002.

The decrease in Trade-Winds revenue of $14,664,269 was primarily attributable to decreases of $17,002,928 related to non-recurring catastrophe response projects performed in the vicinity of the World Trade Center, remediation services of $1,820,158 performed at the site of a chemical explosion, mold remediation services of $1,801,428 performed in Houston, Texas as a result of tropical storm flooding, marine spill response services of $864,407 and decreases in training related revenue of $110,000. The decreases were partially offset by increases of $3,486,469 related to a large non-recurring mold remediation project in Hawaii, $1,100,000 related to an asbestos project in New York City, $841,380 for various services performed for a utility, $795,000 related to insurance, $460,558 related to a commercial drying project in Mexico and $343,543 related to a lead remediation project in New York City. The decrease in NAL revenues of $408,282 is primarily attributable to the planned downsizing of NAL in order that management could better focus on Trade-Winds business.

Cost of Revenues/Gross Profit
-----------------------------

Cost of revenues decreased to $14,314,519, or 80.3% of total revenues, in fiscal 2003 compared to $20,755,677, or 63.1% of total revenues, in fiscal 2002. Gross profit decreased $8,631,393 to $3,516,670, or 19.7% of total revenues, for the fiscal year ended July 1, 2003 from $12,148,063, or 36.9% of total revenues, for the fiscal year ended July 2, 2002. This decrease in gross margin of $8,631,393, or 71.1%, was due primarily to the absence of higher margin remediation work in the vicinity of the World Trade Center that the Company was unable to replace with other projects. Decreasing revenues and the absence of large projects causes the Company's margins to erode. Direct field labor, union benefits, equipment rental, workers compensation insurance and disposal costs decreased $4,015,708, $541,675, $377,346, $619,137 and $168,317, respectively, primarily as a result of the absence of the World Trade Center work. In addition, project manager salaries decreased $184,212 due to a decrease in the number of those employees. These decreases were partially offset by increases in subcontractor costs and other job related costs of $214,726 and $259,117, respectively. In response to lower revenues, the Company reduced its direct labor force in February 2003. This reduction produced cost savings of approximately $228,000 in fiscal 2003. The Company's cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, cost of revenues include bonding and job related insurance costs, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation, disposal, and depreciation of capital equipment.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased by $257,163, or 4.8%, to $5,603,557 in fiscal 2003 from $5,346,394 in fiscal 2002 and constituted approximately 31.4% and 16.2% of total revenues in fiscal 2003 and 2002, respectively. The increase was primarily attributable to increases in legal expenses, sales salaries and travel and entertainment of $390,443, $285,732 and $134,606, respectively. The increases were partially offset by a decrease in the provision for doubtful accounts and advertising expenses of $216,882 and $169,163, respectively.

The increase in legal expenses of $390,443 was primarily due to the settlement of outstanding litigation involving a class action suit (See Part I, Item 3). The increase in sales salaries and the related travel and entertainment of $285,732 and $134,606, respectively, was due to the implementation of an aggressive marketing strategy that called for increasing the number of sales personnel and increasing attendance at trade shows and conferences.

Expense (Benefit) Related to Variable Accounting Treatment for Officer Options
------------------------------------------------------------------------------

Under the terms of an employment agreement, the Company's President and Chief Executive Officer may sell to the Company all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him. The expense related to variable accounting treatment for officer options decreased by $1,149,058 to a benefit of $593,246 in fiscal 2003 from an expense of $555,812 in fiscal 2002. This was due to a decrease in the market price of the Company's Common Stock and an increase in the number of options outstanding that are vested. Due to the terms of the options, changes in the market price of the Company's Common Stock, in either direction, result in a corresponding expense or benefit.

Interest Expense
----------------

Interest expense decreased by $151,057, or 67.7%, in fiscal 2003 to $72,189 from $223,246 in fiscal 2002. The decrease in interest expense was primarily attributable to lower levels of debt and reductions in the LIBOR rate.

(Benefit) Provision for Income Taxes
------------------------------------

The (benefit) provision for income taxes reflects an effective rate of (69.6)% and 42.1% in fiscal 2003 and 2002, respectively. The book benefit for taxable losses generated in prior periods was offset by recording a full valuation allowance. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses, and other temporary differences are "more likely than not" to be realized, as required by accounting principles generally accepted in the United States of America.

Net (Loss) Income
-----------------

Net (loss) and basic net (loss) attributable to common stockholders per share for fiscal 2003 were ($469,004) and ($.01), respectively. This compares to net income and basic net income attributable to common stockholders per share of $3,494,867 and $.05, respectively, for fiscal 2002. The changes are primarily attributable to the factors described above.

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

Cost of Revenues/Gross Profit
-----------------------------

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

Cost of revenues as a percentage of revenues was 63.1% in fiscal 2002 as compared to 69.6% in fiscal 2001. Accordingly, gross profit as a percentage of revenues increased to 36.9% in fiscal 2002 from 30.4% in fiscal 2001. Gross profit in fiscal 2002 was positively impacted by the World Trade Center projects that generated gross profits of $10,202,000, or 40.0%, that was partially offset by the increase in project manager salaries.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for fiscal 2002 increased by $880,342, or 19.7%, to $5,346,394 in fiscal 2002 from $4,466,052 in fiscal 2001 and constituted approximately 16.2% and 20.3% of revenues in fiscal 2002 and 2001, respectively. The increase was primarily attributable to increases in the provision for doubtful accounts, marketing expenses, office salaries, sales salaries and officer salaries of $390,438, $338,129, $66,429, $56,608 and
$56,221, respectively. The increases were partially offset by a decrease in legal fees, depreciation and bank charges of $120,091, $25,753 and $25,614, respectively.

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

Interest Expense
----------------

Interest expense decreased by $115,769, or 34.1%, in fiscal 2002 to $223,246 from $339,015 in fiscal 2001. The decrease in interest expense was primarily attributable to lower levels of debt and reductions in the LIBOR rate.

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

Net Income
----------

Net income and basic net income attributable to common stockholders per share for fiscal 2002 were $3,494,867 and $.05, respectively. This compares to net income and basic net income attributable to common stockholders per share of $1,065,877 and $.03, respectively for fiscal 2001. The changes are primarily attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2003, the Company had cash balances of $130,096, working capital of $2,217,290 and stockholders' equity of $2,825,379. At July 2, 2002, the Company had cash balances of $399,679, working capital of $4,326,473 and stockholders' equity of $3,372,383. Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless, and through cash generated from operations. In the opinion of management, the Company expects to have sufficient working capital to fund current operations. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

Net cash used in operating activities was ($317,504) in fiscal 2003, as compared to net cash provided by (used in) operating activities of $2,521,922 and ($136,364) in fiscal 2002 and 2001, respectively. Accounts receivable decreased $1,275,628, or 25.4%, to $6,284,407 in fiscal 2003, reflecting the collection of balances from the prior year's activities in the vicinity of the World Trade Center and a reduction in sales volume. Accounts receivable increased $2,275,940, or 37.0%, to $8,428,232 in fiscal 2002, reflecting the increase in sales volume attributable to work performed in the vicinity of the World Trade Center. Accounts receivable increased $2,164,282, or 58.9%, to $5,852,793 in fiscal 2001 reflecting the increase in sales relative to a large mold remediation project. Accounts payable and accrued expenses decreased by $119,145, or 4.3%, to $2,681,022 in fiscal 2003 primarily as a result of reduced sales volume. Accounts payable and accrued expenses increased by $301,190, or 10.1%, to $3,268,618 in fiscal 2002 primarily as a result of the additional expenses incurred on the World Trade Center projects.

Investing activities used cash of $1,914,576, $688,073 and $381,729 in fiscal 2003, 2002 and 2001, respectively, principally for the purchase of property and equipment. Purchases of property and equipment increased in fiscal 2003 due to the purchase of commercial drying equipment enabling the Company to market such services. During the 2001 transition period, the Company received $249,878 for the sale of substantially all of the assets of an unprofitable subsidiary.

Financing activities for fiscal 2003, fiscal 2002 and fiscal 2001 provided
(used) net cash of $1,962,497, ($1,757,902) and $317,621, respectively. In fiscal 2003, fiscal 2002 and fiscal 2001, these amounts include proceeds from short-term notes from Spotless of $2,325,000, $1,750,000 and $1,450,000 offset by repayments of short-term notes to Spotless of $825,000, $2,750,000 and $1,000,000, respectively. In addition, in fiscal 2003 and fiscal 2002, proceeds from long-term debt was $844,209 and $137,965, respectively, offset by repayments of long-term debt of $203,712 and $84,549 in fiscal 2003 and fiscal 2002, respectively. In fiscal 2003 and fiscal 2002, the Company repaid convertible notes of $100,000 and $680,000 and paid dividends on preferred stock of $78,000 and $214,500, respectively. In fiscal 2002 and fiscal 2001 the Company received proceeds from the exercise of stock options of $83,182 and $3,250, respectively.

As of July 1, 2003, the Company owed Spotless $1,700,000 in short-term loans to fund working capital. Between July 2, 2003 and September 23, 2003, the Company borrowed an additional $1,835,000 from Spotless for working capital needs that increased the total outstanding borrowings from Spotless to $3,535,000. All current borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent and are secured by all of the Company's assets. As of July 1, 2003, interest of $26,336 was accrued and unpaid on these borrowings.

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

The table below summarizes contractual obligations and commitments as of July 1, 2003:

                               Total           1 Year         2-3 Years       4-5 Years   Thereafter
    Operating Leases         $1,427,063        $352,120        $747,056        $327,887        $0
    Long-term Debt              775,465         436,617         241,387          97,461         0
                                -------         -------         -------          ------  -      -
    Total                    $2,202,528        $788,737        $988,443        $425,348        $0
                             ==========        ========        ========        ========        ==

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K.

EFFECT OF INFLATION

Inflation has not had a material impact on the Company's operations during fiscal 2003, fiscal 2002, the 2001 transition period, or during fiscal 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Equity Price Risk - The Company's primary market risk exposure relates to the variable accounting treatment related to a put option for shares of common stock and common stock options held by an officer of the Company. Under the terms of an employment agreement, the officer may sell to the Company all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him. As of July 1, 2003, such shares and vested options to purchase shares aggregated 8,813,642 shares. Each $.01 increase or decrease in market price of the Company's stock impacts earnings by approximately $88,000.

Interest Rate Sensitivity - The Company's exposure to market risk for changes in interest rate primarily relates to its debt obligation to Spotless. The interest rate on the borrowings from Spotless is LIBOR plus 1% (2.1% at July 1, 2003). At July 1, 2003, total debt owed to Spotless was $1,700,000 with additional accrued interest of $26,336. Assuming variable rate debt at July 1, 2003, a one-point change in interest rates would impact annual net interest payments by approximately $17,000. The Company does not use derivative financial instruments to manage interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

Set forth below is a list of the financial statements of the Company included in this Annual Report on Form 10-K following Item 15.

                    Item                                                    Page
                    ----                                                    ----
Independent Auditors' Report                                                 26
Consolidated Balance Sheets as of July 1, 2003 and July 2, 2002              27
Consolidated Statements of Operations for the fiscal years ended
  July 1, 2003 and July 2, 2002, the period from May 1, 2001
  through July 3, 2001, and the fiscal year ended April 30, 2001             28
Consolidated Statements of Stockholders' Equity for the fiscal years ended July 1, 2003 and July 2, 2002, the period from
  May 1, 2001 through July 3, 2001 and the fiscal year ended
  April 30, 2001                                                             29
Consolidated Statements of Cash Flows for the fiscal years ended
  July 1, 2003 and July 2, 2002, the period from May 1, 2001
  through July 3, 2001 and the fiscal year ended April 30, 2001              30
Notes to Consolidated Financial Statements                             31 to 47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in its periodic SEC Filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information under the captions "Director - Nominees", "Principal Occupations of Directors and Executive Officers", "Directors Compensation", "Board Meetings and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information under the captions "Executive Compensation", "Option/Stock Appreciation Rights ("SAR") Grants in Last Fiscal Year", "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Employment Agreements", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information under the caption "Security Ownership and Equity Compensation Plan Information" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2003 is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

AUDIT FEES

Deloitte & Touche LLP provided audit services for us for the fiscal years ended July 1, 2003 and July 2, 2002. The aggregate fees billed by Deloitte & Touche LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-Qs were $142,508 and $131,999 for fiscal years ended July 1, 2003 and July 2, 2002, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended July 1, 2003 and July 2, 2002 for assurance and related services by Deloitte & Touche LLP, that are reasonably related to the audit or review of the Company's financial statements and that were not covered in the Audit Fees disclosure above, were $0 and $0, respectively.

TAX FEES

There were no fees billed for the fiscal years ended July 1, 2003 and July 2, 2002 for any professional tax advice or tax planning services rendered by Deloitte & Touche LLP.

ALL OTHER FEES

There were no fees billed for the fiscal years ended July 1, 2003 and July 2, 2002 for professional services rendered by Deloitte & Touche LLP for all other services not disclosed above.

AUDIT COMMITTEE PRE-APPROVAL

Our Audit Committee pre-approved our engagement of Deloitte & Touche LLP to act as our independent auditor for the fiscal years ended July 2, 2002 and July 1, 2003. Our Audit Committee pre-approved Deloitte & Touche LLP to provide the audit and audit related services described above, which represented 100% of the total fees we paid Deloitte & Touche LLP for the fiscal years ended July 1, 2003 and July 2, 2002. Our independent auditors performed all work only with its full time permanent employees.

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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

4.02 Specimen Series B Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12,
         1999).

10.01 Convertible Demand Note, dated October 15, 1996, between Trade-Winds Environmental Restoration, Inc. and Anthony P. Towell, together with related agreements. (Incorporated by reference to exhibit 10.04 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000, filed with the SEC on August 14, 2000).

10.02 Option Certificate for 2,000,000 stock options issued to Michael O'Reilly. (Incorporated by reference to Exhibit 4.05 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29, 1997).

10.03 1997 Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-22491) filed with the SEC on February 27, 1997).

10.04 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-61905) filed with the SEC on August 20, 1998).

10.05 Loan Agreement dated September 16, 1999 between Spotless Enterprises Inc. and the Company (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000, filed with the SEC on August 14, 2000).

10.06 Subscription Agreement dated October 29, 1999 between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.1 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.07 Form of Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Remediation, Inc., North Atlantic Laboratories, Inc. and New York Testing, Inc. and Spotless Plastics
         (USA), Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.08 Amended and Restated Employment Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (Date of
         Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.09 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.10 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.11 Letter Agreement dated October 29, 1999 between Michael O'Reilly and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.7 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.12 Loan Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.13 Line of Credit Note, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.14 Security Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.15 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed with the SEC on March 19, 2001).

10.16 Form of Amendment No. 1 dated November 16, 2001 to Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Restoration, Inc., North Atlantic Laboratories, Inc. and New York Testing Laboratories, Inc. and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13, 2002).

10.17 Promissory Note dated November 16, 2001 issued by the Company in favor of Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13, 2002).

10.18 Stipulation of Settlement of action entitled Nicolai Grib and Vladislav Kazarov v. Trade-Winds Environmental Restoration, Inc. and Gulf Insurance. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1,
         2003).

21.01    Subsidiaries of the Company.

23.01    Consent of Deloitte & Touche LLP.

31.1 Certification of Chief Executive Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

31.2 Certification of Chief Financial Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

32.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

(b) There were no reports on Form 8-K filed during the last quarter covered by this Annual Report on Form 10-K.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                                TABLE OF CONTENTS

                                                                         Page
                                                                      ----------
Independent Auditors' Report                                              26

Consolidated Balance Sheets as of July 1, 2003 and July 2, 2002           27

Consolidated Statements of Operations for the fiscal years ended
  July 1, 2003 and July 2, 2002, the period from May 1, 2001
  through July 3, 2001 and the fiscal year ended April 30, 2001           28

Consolidated Statements of Stockholders' Equity for the fiscal years ended July 1, 2003 and July 2, 2002, the period from
  May 1, 2001 through July 3, 2001 and the fiscal year ended
  April 30, 2001                                                          29

Consolidated Statements of Cash Flows for the fiscal years ended
  July 1, 2003 and July 2, 2002, the period from May 1, 2001
  through July 3, 2001 and the fiscal year ended April 30, 2001           30

Notes to Consolidated Financial Statements                          31 to 47

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.
Bay Shore, New York

We have audited the accompanying consolidated balance sheets of Windswept Environmental Group, Inc. and subsidiaries (the "Company") as of July 1, 2003 and July 2, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended July 3, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 1, 2003 and July 2, 2002, and the results of their operations and their cash flows for the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

Jericho, New York
September 23, 2003

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      July 1,        July 2,
                                                                                                       2003            2002
                                                                                                    ------------   ------------
ASSETS:

CURRENT ASSETS:
   Cash                                                                                             $   130,096    $   399,679
   Accounts receivable, net of allowance for doubtful accounts of $402,804 and $909,029,
      respectively                                                                                    5,881,603      7,519,203
   Inventory                                                                                            215,466        296,474
   Costs and estimated earnings in excess of billings on uncompleted contracts                          871,753        501,424
   Prepaid expenses and other current assets                                                            279,597        144,274
   Refundable income taxes                                                                            1,080,186              -
                                                                                                    ------------   ------------
      Total current assets                                                                            8,458,701      8,861,054

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $5,111,516 and
    $4,550,006, respectively                                                                          2,497,435      1,144,369

OTHER ASSETS                                                                                             98,127        207,115
                                                                                                    ------------   ------------

TOTAL                                                                                               $11,054,263    $10,212,538
                                                                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                                                 $ 1,487,683    $ 1,060,074
   Accrued expenses                                                                                   1,193,339      1,740,093
   Short-term notes payable to related party                                                          1,700,000        200,000
   Billings in excess of costs and estimated earnings on uncompleted contracts                          299,427        193,251
   Accrued payroll and related fringe benefits                                                          659,659        551,091
   Current maturities of long-term debt                                                                 436,617         71,265
   Current portion of convertible notes to related party                                                      -        100,000
   Income taxes payable                                                                                       -        450,820
   Other current liabilities                                                                            464,686        167,987
                                                                                                    ------------   ------------
      Total current liabilities                                                                       6,241,411      4,534,581
                                                                                                    ------------   ------------

LONG-TERM DEBT                                                                                          338,848         63,703
                                                                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 15)

REDEEMABLE COMMON STOCK                                                                                 348,625        941,871

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value;
   1,300,000 shares authorized and outstanding, respectively                                          1,300,000      1,300,000
                                                                                                    ------------   ------------

STOCKHOLDERS' EQUITY:
Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares outstanding                      -              -
Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares outstanding                -              -
Common stock, $.0001 par value; 150,000,000 shares authorized; 77,936,358 shares
   outstanding at July 1, 2003 and July 2, 2002                                                           7,794          7,794
Additional paid-in capital                                                                           34,000,017     34,078,017
Accumulated deficit                                                                                 (31,182,432)   (30,713,428)
                                                                                                    ------------   ------------
      Total stockholders' equity                                                                      2,825,379      3,372,383
                                                                                                    ------------   ------------

TOTAL                                                                                               $11,054,263    $10,212,538
                                                                                                    ============   ============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE FISCAL YEARS ENDED JULY 1, 2003 AND JULY 2, 2002,
      THE PERIOD FROM MAY 1, 2001 THROUGH JULY 3, 2001 AND THE FISCAL YEAR
                              ENDED APRIL 30, 2001

                                                         July 1,            July 2,        May 1, 2001 to       April 30,
                                                          2003               2002           July 3, 2001           2001
                                                     --------------     --------------     --------------    --------------
Revenues                                             $  17,831,189      $  32,903,740      $   2,322,511     $  22,022,766

Cost of revenues                                        14,314,519         20,755,677          2,414,195        15,336,191
                                                     --------------     --------------     --------------    --------------
Gross margin                                             3,516,670         12,148,063            (91,684)        6,686,575
                                                     --------------     --------------     --------------    --------------

Operating expenses (income):
   Selling, general and administrative expenses          5,603,557          5,346,394            780,381         4,466,052
   Expense (benefit) related to variable
      accounting treatment for officer options            (593,246)           555,812            (44,189)          328,080
                                                     --------------     --------------     --------------    --------------

      Total operating expenses                           5,010,311          5,902,206            736,192         4,794,132
                                                     --------------     --------------     --------------    --------------

Income (loss) from operations                           (1,493,641)         6,245,857           (827,876)        1,892,443
                                                     --------------     --------------     --------------    --------------

Other expense (income):
   Interest expense                                         72,189            223,246             46,686           339,015
   Other income, net                                       (23,040)           (14,576)          (154,259)          (58,449)
                                                     --------------     --------------     --------------    --------------
      Total other expense (income)                          49,149            208,670           (107,573)          280,566
                                                     --------------     --------------     --------------    --------------

Income (loss) before (benefit) provision for income
  taxes                                                 (1,542,790)         6,037,187           (720,303)        1,611,877

(Benefit) provision for income taxes                    (1,073,786)         2,542,320                  -           546,000
                                                     --------------     --------------     --------------    --------------

Net income (loss)                                         (469,004)         3,494,867           (720,303)        1,065,877

Dividends on Preferred Stock                                78,000            468,719             13,000            78,000
                                                     --------------     --------------     --------------    --------------

Net income (loss) attributable to common
  Shareholders                                       $    (547,004)     $   3,026,148      $    (733,303)    $     987,877
                                                     ==============     ==============     ==============    ==============

Basic and diluted net income (loss) per
  common share:
      Basic                                                  $(.01)             $.05               $(.02)            $.03
                                                             ======             ====               ======            ====
      Diluted                                                $(.01)             $.04               $(.02)            $.01
                                                             ======             ====               ======            ====


Weighted average number of common shares
  outstanding:
      Basic                                             77,936,358        63,300,953          38,481,254       38,459,953
                                                        ==========        ==========          ==========       ==========
      Diluted                                           77,936,358        85,455,580          38,481,254       76,244,295
                                                        ==========        ==========          ==========       ==========


See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE FISCAL YEARS ENDED JULY 1, 2003 AND JULY 2, 2002, THE PERIOD
            FROM MAY 1, 2001 THROUGH JULY 3, 2001 AND THE FISCAL YEAR
                              ENDED APRIL 30, 2001

                                             Preferred Stock       Common Stock
                                             ---------------       ------------
                                             Number                                   Additional
                                               of       Par     Number of     Par      Paid-in      Accumulated
                                             Shares    Value      Shares     Value     Capital        Deficit         Total
                                             ------    -----      ------     -----     -------        -------         -----
Balance at May 1, 2000                       9,346     $ 93    38,456,254   $3,846   $31,804,950   $(34,553,869)  $(2,744,980)

Exercise of stock options                        -        -        25,000        2         3,248              -         3,250
Dividends on preferred stock                     -        -             -        -       (78,000)             -       (78,000)
Net income and comprehensive income              -        -             -        -             -      1,065,877     1,065,877
                                             ------    -----   ----------   ------   ------------  -------------  ------------
Balance at April 30, 2001                    9,346       93    38,481,254    3,848    31,730,198    (33,487,992)   (1,753,853)

Dividends on preferred stock                     -        -             -        -       (13,000)             -       (13,000)
Net loss and comprehensive loss                  -        -             -        -             -       (720,303)     (720,303)
                                             ------    -----   ----------   ------   ------------  -------------  ------------
Balance at July 3, 2001                      9,346       93    38,481,254    3,848    31,717,198    (34,208,295)   (2,487,156)

Exercise of stock options -
  including tax benefit of $27,539               -        -       404,680       40       110,681              -       110,721
Dividends on Series A preferred stock            -        -             -        -       (78,000)             -       (78,000)
Conversion of Series B preferred stock      (9,346)     (93)   10,495,174    1,050          (957)             -             -
Conversion of convertible note and
  related accrued and unpaid interest            -        -    28,555,250    2,856     2,329,095              -     2,331,951
Net income and comprehensive income              -        -             -        -             -      3,494,867     3,494,867
                                             ------    -----   ----------   ------   ------------  -------------  ------------
Balance at July 2, 2002                          -        -    77,936,358    7,794    34,078,017    (30,713,428)    3,372,383

Dividends on Series A preferred stock            -        -             -        -       (78,000)             -       (78,000)
Net loss and comprehensive loss                  -        -             -        -             -       (469,004)     (469,004)
                                             ------    -----   ----------   ------   ------------  -------------  ------------
Balance at July 1, 2003                          -        -    77,936,358   $7,794   $34,000,017   $(31,182,432)  $ 2,825,379
                                             ======    =====   ==========   ======   ============  =============  ============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE FISCAL YEARS ENDED JULY 1, 2003 AND JULY 2, 2002, THE PERIOD
 FROM MAY 1, 2001 THROUGH JULY 3, 2001 AND THE FISCAL YEAR ENDED APRIL 30, 2001

                                                                          Fiscal Year   Fiscal Year   May 1, 2001    Fiscal Year
                                                                         Ended July 1, Ended July 2,  to July 3,   Ended April 30,
                                                                             2003          2002          2001          2001
                                                                         ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $  (469,004)  $ 3,494,867   $  (720,303)  $ 1,065,877
   Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:

      Depreciation and amortization                                          561,510       672,054       121,111      796,526
      Provision for doubtful accounts, net                                   361,972       338,620       188,952      115,415
      Gain on sale of fixed assets                                                 -             -      (154,261)           -
      Compensation (benefit) related to officer options and
        redeemable common stock                                             (593,246)      555,812       (44,189)     328,080
   Changes in operating assets and liabilities:
      Accounts receivable                                                  1,275,628    (2,275,940)     (231,799)  (2,164,282)
      Inventory                                                               81,008       (88,410)      (68,248)      28,335
      Costs and estimated earnings in excess of billings on
        uncompleted contracts                                               (370,329)      185,104       121,868     (741,715)
      Prepaid expenses and other current assets                             (135,323)      (22,102)       14,061         (849)
      Other assets                                                           108,988       (65,275)        6,772       40,633
      Accounts payable and accrued expenses                                 (119,145)      301,190       (47,665)     (40,006)
      Accrued payroll and related fringe benefits                            108,568       (17,650)       81,085     (173,612)
      Income taxes payable                                                (1,531,006)      (53,355)     (199,648)     536,678
      Other current liabilities                                              296,699      (170,885)      (12,546)     (51,201)
      Billings in excess of costs and estimated earnings in
        uncompleted contracts                                                106,176      (332,108)      182,896      123,757
                                                                         ------------  ------------  ------------  ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                         (317,504)    2,521,922      (761,914)     (136,364)
                                                                         ------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (1,914,576)     (688,073)      (16,344)     (381,729)
   Sale of property and equipment                                                  -             -       249,878             -
                                                                         ------------  ------------  ------------  ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (1,914,576)     (688,073)      233,534      (381,729)
                                                                         ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                     (203,712)      (84,549)      (13,976)     (135,629)
   Proceeds from long-term debt                                              844,209       137,965             -             -
   Repayment of short-term notes payable                                    (825,000)   (2,750,000)            -    (1,000,000)
   Proceeds from short-term notes payable                                  2,325,000     1,750,000       250,000     1,450,000
   Payment of convertible notes                                             (100,000)     (680,000)            -             -
   Dividends paid on preferred stock                                         (78,000)     (214,500)            -             -
   Proceeds from exercise of stock options                                         -        83,182             -         3,250
                                                                         ------------  ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        1,962,497    (1,757,902)      236,024       317,621
                                                                         ------------  ------------  ------------  ------------

NET (DECREASE) INCREASE IN CASH                                             (269,583)       75,947      (292,356)     (200,472)

CASH - BEGINNING OF PERIOD                                                   399,679       323,732       616,088       816,560
                                                                         ------------  ------------  ------------  ------------
CASH - END OF PERIOD                                                     $   130,096   $   399,679   $   323,732   $   616,088
                                                                         ============  ============  ============  ============
Cash paid during the period for:
Interest                                                                    $ 39,405      $274,129        $2,504      $138,125
                                                                            ========      ========        ======      ========
Taxes                                                                       $230,596   $ 2,589,958    $  200,000       $20,494
                                                                            ========   ===========    ===========      =======

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Windswept Environmental Group, Inc. and its subsidiaries (the "Company") provides a broad range of environmental services through vertically integrated businesses in the areas of hazardous waste remediation, asbestos removal, mold remediation, lead clean-up, emergency spill response and laboratory testing and training. In providing a turnkey environmental solution, the Company also provides demolition, renovation and other general construction services. The Company provides these services to a diversified customer base located primarily in the Northeastern United States. The Company's operations are conducted in a single business segment - environmental services.

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Windswept Environmental Group, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

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

         PROPERTY AND EQUIPMENT

         Property and equipment, consisting of machinery and equipment, office furniture and equipment, trucks and vehicles, and leasehold improvements, are stated at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. The estimated useful lives of the related assets are generally three to seven years. Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be reasonable through the estimated future cash flows from the use of the assets. Impairment is measured at fair value. There were no impairment charges for the fiscal years ended July 1, 2003 and July 2, 2002, the period May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company establishes an allowance for accounts receivable based upon factors such as the credit risk of specific customers, historical trends and other information.

         The activity within the allowance for doubtful accounts for the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001 was as follows:

                                                Fiscal Year       Fiscal Year       Period from        Fiscal Year
                                                   Ended             Ended          May 1, 2001           Ended
                                                   July 1,           July 2,        through July        April 30,
                                                    2003              2002             3, 2001            2001
                                               --------------    --------------    --------------    --------------
        Balance, beginning of period             $ 909,029          $ 570,409        $ 381,457         $ 266,042
        Charged to costs and expenses              303,972            686,296          200,038           295,858
        Deductions                                (868,197)          (351,823)         (16,205)         (217,320)
        Recoveries                                  58,000              4,147            5,119            36,877
                                                 ----------         ----------       ----------        ----------
        Balance, end of period                   $ 402,804          $ 909,029        $ 570,409         $ 381,457
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

         The Company files a consolidated Federal income tax return. Accordingly, Federal income taxes are provided on the taxable income, if any, of the consolidated group. State income taxes are provided on a separate company basis, if and when taxable income, after utilizing available carry forward losses, exceeds certain levels.

         STOCK-BASED COMPENSATION

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS)" No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123 (" SFAS 148") SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company has adopted the disclosure requirements of SFAS No. 148 for the fiscal year ended July 1, 2003. The Company will continue to account for stock-based employee compensation under APB Opinion No. 25 and its related interpretations.

         The following table illustrates the effect on net (loss) income attributable to common shareholders and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001:

                                                                                     Period from
                                               Fiscal Year       Fiscal Year           May 1,          Fiscal Year
                                                  Ended             Ended               2001              Ended
                                                 July 1,           July 2,          through July        April 30,
                                                   2003              2002              3, 2001             2001
                                              --------------    --------------      --------------    --------------
         Net (loss) income attributable to
            common shareholders, as
            reported                          $    (547,004)    $   3,026,148       $    (733,303)    $     987,877
            Less:  Stock-based employee
             compensation cost determined
             under the fair value method,
             net of related tax effects            (239,121)         (271,401)            (41,458)         (312,383)
                                              --------------    --------------      --------------    --------------

         Pro forma net (loss) income
            attributable to common
            shareholders                      $    (786,125)    $   2,754,747       $    (774,761)     $    675,494
                                              ==============    ==============      ==============     =============

         Net (loss) income per share:
            Basic - as reported                       $(.01)             $.05               $(.02)            $.03
                                                      ======             ====               ======            ====
            Basic - pro forma                         $(.01)             $.04               $(.02)            $.02
                                                      ======             ====               ======            ====

            Diluted - as reported                     $(.01)             $.04               $(.02)            $.01
                                                      ======             ====               ======            ====
            Diluted - pro forma                       $(.01)             $.03               $(.02)            $.01
                                                      ======             ====               ======            ====

         The weighted average fair value of options granted during the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 to July 3, 2001, and the fiscal year ended April 30, 2001 is estimated at $.14, $.17, $.11 and $.11, respectively, on the date of the grant.

         The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                    Period from
                                                Fiscal Year       Fiscal Year          May 1,          Fiscal Year
                                                   Ended             Ended              2001              Ended
                                                  July 1,           July 2,         through July        April 30,
                                                   2003              2002             3, 2001             2001
                                              --------------    --------------     --------------    --------------
         Risk free rate                                3.3%             4.5%                5.8%              5.8%
         Dividend yield                                   -                -                   -                 -
         Volatility                                    133%             146%                173%              173%
         Expected Option Life                       5 years          5 years             5 years           5 years

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of July 1, 2003, the carrying value of cash, accounts receivable, accounts payable and notes payable and current maturities of long-term debt approximated fair value because of their short maturity. Based on a closing market price of the Company's common stock of $.12 at July 1, 2003, and the conversion provisions of the underlying instrument, the fair value of the Series A Redeemable Preferred Stock was $156,000. The Company believes that an undetermined discount for lack of liquidity would be appropriate due to the large amount of stock that would be issuable upon conversion.

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

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS 145 also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 amends SFAS 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of this statement related to the classification of gains and losses from the extinguishment of debt are required to be adopted by the Company beginning with the fiscal year ended July 1, 2003. All other provisions are required to be adopted after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

         CHANGE IN FISCAL YEAR

         On July 27, 2001, the Board of Directors voted to change the Company's fiscal year from the twelve months ended April 30 to a 52-53 week fiscal year ending on the Tuesday nearest June 30. Each fiscal year shall generally be comprised of four 13-week quarters, each containing two four-week months followed by one five-week month.

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

         In addition, the Company and its wholly-owned subsidiaries, Trade-Winds Environmental Restoration, Inc. and North Atlantic Laboratories, Inc., as joint and several obligors (collectively, the "Obligors"), borrowed $2,000,000 from Spotless. This borrowing was evidenced by a secured convertible promissory note, dated October 29, 1999 (the "Note"). Outstanding principal under the Note bore interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus an additional 1% and was payable monthly. The Note had a maturity date of October 29, 2004, unless Spotless elected to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under the Note was convertible, at the option of Spotless, in whole or in part, at any time, into shares of Common Stock at the rate of one share of Common Stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals have not been obtained at the time of conversion, into shares of Series B Preferred at the rate of one share of Series B Preferred for every $79.04 of principal and accrued interest so converted). In connection with the Note, each of the Obligors granted to Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999. The transaction with Spotless described above is hereafter referred to as the "Spotless Transaction".

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

3.       LIQUIDITY AND BUSINESS RISKS

         As of July 1, 2003, the Company had cash balances of $130,096, working capital of $2,217,290 and stockholders' equity of $2,825,379. Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless, and through cash generated from operations. In the opinion of management, the Company expects to have sufficient working capital to fund current operations. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

         As of July 1, 2003, the Company owed Spotless $1,700,000 on short-term loans to fund working capital. During fiscal 2003, in order to address the Company's cash flow and operational concerns, to fund purchases of certain equipment and to fund operating losses, the Company borrowed $2,325,000 from Spotless. During fiscal 2003, the Company repaid $825,000 to Spotless. Between July 2, 2003 and September 23, 2003, the Company borrowed an additional $1,835,000 from Spotless for working capital needs that increased total outstanding borrowings from Spotless to $3,535,000. All current borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent and are secured by all of the Company's assets. As of July 1, 2003, interest of $26,336 was accrued and unpaid on these borrowings.

         In fiscal 2003, the Company repaid $100,000 of a convertible note held by a director of the Company.

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

         During fiscal 2001, in order to address the Company's cash flow and operational concerns, the Company borrowed $1,450,000 from Spotless pursuant to an existing short-term note payable and repaid $1,000,000 to Spotless.

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

4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:
                                                                                  July 1,          July 2,
                                                                                   2003              2002
                                                                              --------------    --------------
         Machinery and equipment                                              $   4,851,497     $   3,455,404
         Office furniture and equipment                                             503,184           379,309
         Vehicles                                                                 1,713,911         1,327,976
         Leasehold improvements                                                     540,359           531,686
                                                                              --------------    --------------
                                                                                  7,608,951         5,694,375
         Less: accumulated depreciation and amortization                          5,111,516         4,550,006
                                                                              --------------    --------------
                                                                              $   2,497,435     $   1,144,369
                                                                              ==============    ==============

5. ACCRUED EXPENSES

         Accrued expenses consist of the following:
                                                                                  July 1,           July 2,
                                                                                   2003              2002
                                                                              --------------    --------------

         Workers compensation premiums and insurance adjustments              $     232,379     $     822,273
         Interest                                                                    26,336            11,754
         Litigation reserves                                                        544,304           312,151
         Other                                                                      390,320           593,915
                                                                              --------------    --------------
                                                                              $   1,193,339     $   1,740,093
                                                                              ==============    ==============

6.       LONG-TERM DEBT

         Long-term debt consists of the following:
                                                                                  July 1,           July 2,
                                                                                   2003              2002
                                                                              --------------    --------------
         Notes payable related to the purchase of vehicles and equipment      $     775,465     $     109,163
         Obligation under capital lease                                                   -            25,805
                                                                              --------------    --------------
                                                                                    775,465           134,968
         Less: current portion                                                      436,617            71,265
                                                                              --------------    --------------
         Long-term debt                                                       $     338,848     $      63,703
                                                                              ==============    ==============

         The notes payable are secured by the underlying vehicles and equipment.

         Repayments of long-term debt as of July 1, 2003 are as follows:

                                     Fiscal Years Ending
                             ------------------------------------
                                        June 29, 2004                                 $436,617
                                        June 28, 2005                                  179,306
                                        June 27, 2006                                   62,081
                                        July 3, 2007                                    60,094
                                        July 1, 2008                                    37,367
                                                                                      --------
                                                                                      $775,465
                                                                                      ========

7.       CONVERTIBLE NOTES

         On October 29, 1999, in connection with the sale of controlling interest of the Company, the Company and all of its subsidiaries borrowed $2,000,000 from Spotless pursuant to a secured convertible promissory note (the "Note") that bore interest at a rate equal to LIBOR plus 1 percent. The Note had a maturity date of October 29, 2004, and was convertible into either 25,304,352 shares of Common Stock or 25,305 shares of Series B Preferred. On November 16, 2001, Spotless exercised its right to convert all principal and accrued and unpaid interest on the Note. As a result of the conversion of the Note and accrued and unpaid interest, the Company issued 28,555,250 shares of its common stock in full satisfaction of the Note and the related accrued and unpaid interest.

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

         In fiscal 1997, a director of the Company loaned the Company $100,000 and was issued a 12% convertible promissory note providing for, at the option of the note holder, the conversion of the principal and accrued and unpaid interest at the rate of $.25 per share of Common Stock. On December 31, 1997, the conversion price was adjusted to $0.15 per share of Common Stock. In fiscal 2003, the Company repaid such note and related interest in full.

8.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In connection with the acquisition of NAL in February 1997, the Company issued 1,300,000 shares of redeemable convertible preferred stock ("RCPS") having a liquidation value of $1.00 per share plus accumulated dividends. The dividend rate is the greater of (i) 6%, or (ii) the inflation rate (as defined) plus 2.5%. After February 1998, the RCPS holders can convert their preferred shares to common at a ratio of one share of preferred to one share of common stock, subject to adjustment. The RCPS is currently redeemable by the Company. The RCPS is subject to redemption, in whole or in part, at the option of the Company, for a redemption price per share equal to the higher of (a) $1.00, plus any accrued and unpaid dividends, or (b) the market price of one share of the Company's
         Common Stock (the "Redemption Price"). The RCPS is also subject to redemption, in whole or in part, at the option of the holders thereof, upon six months' notice at any time after February 2007, for a redemption price per share equal to the Redemption Price.

         In March 1998, the holders of the RCPS exercised their right to elect one member to the Board and vote together with common stockholders on the election of additional Directors and all other Company matters. Each share of RCPS has one vote per share.

         Pursuant to the terms of the RCPS, the Company is prohibited, without first obtaining the approval of at least a majority of the holders of the RCPS, from (i) altering or changing the rights, preferences, privileges or restrictions of shares of RCPS, (ii) increasing the authorized number of shares or adjusting the par value of RCPS, (iii) issuing any shares of capital stock ranking senior as to dividends or rights upon liquidation or dissolution to the RCPS or (iv) issuing any common stock at a price below the conversion price, as defined, to any officer, director or 10% shareholder. The liquidation value of the RCPS was $1,300,000 at July 1, 2003 and July 2, 2002, respectively.

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

         The Company recorded ($593,246), $555,812, ($44,189) and $328,080 of compensation expense (benefit) relating to the O'Reilly Shares in the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001, respectively.

10.      INCOME TAXES

         The provision (benefit) for income taxes for the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001 consists of the following:

                                                                   Period from
                             Fiscal Year        Fiscal Year         May 1,2001       Fiscal Year
                                Ended              Ended             through            Ended
                            July 1, 2003       July 2, 2002       July 3, 2001      April 30, 2001
                           --------------     --------------     --------------     --------------
            Current:
              Federal      $  (1,080,186)     $   1,794,453      $           -      $     385,000
              State                6,400            747,867                  -            161,000
                           --------------     --------------     --------------     --------------
                              (1,073,786)         2,542,320                  -            546,000
                           --------------     --------------     --------------     --------------
                                                                                                -

            Deferred:
              Federal                  -                  -                  -                  -
              State                    -                  -                  -                  -
                           --------------     --------------     --------------     --------------
                                       -                  -                  -                  -
                           $  (1,073,786)     $   2,542,320      $           -      $     546,000
                           ==============     ==============     ==============     ==============

         The benefit for income taxes for the fiscal year ended July 1, 2003 represents the federal tax refund resulting from the carry back of the net loss incurred in the fiscal year net of state tax expense. No provision for income taxes was recorded for the period from May 1, 2001 through July 3, 2001 due to net losses incurred. At July 1, 2003, the Company has net operating loss carryforwards for tax purposes of approximately $1,090,000 that expire at various dates through 2020. As a result of a change in the Company's ownership, the net operating loss carryforwards are subject to an annual usage limitation of approximately $68,000.

         The Company's effective tax rate for the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001and the fiscal year ended April 30, 2001 differs from the federal statutory rate as a result of the following:

                                                                                 Period from
                                         Fiscal Year         Fiscal Yeer         May 2, 2001       Fiscal Year
                                            Ended               Ended              through             Ended
                                         July 1, 2003       July 2, 2002         July 3, 2001     April 30, 2001
                                        --------------     --------------      --------------     --------------
         Statutory United
           States federal tax rate            (34.0)%              34.0%              (34.0)%             34.0%
         State income taxes, net
           of federal benefit                    0.0%               8.3%                 0.0%              8.2%
         Utilization of federal
          and state net operating
          loss carryforwards                     0.0%             (3.6)%               0.0%               0.0%
         Valuation allowance                  (39.8)%               5.0%              31.5%             (8.4)%
         Other                                   4.2%             (1.6)%               2.5%               0.1%

                                              (69.6)%              42.1%               0.0%              33.9%
                                              =======             =====               =====             ======

         Deferred tax assets consist of the following components at July 1, 2003 and July 2, 2002:

                                                                                2003              2002
                                                                                ----              ----
         Net operating loss carryforwards                                     $ 371,000         $ 382,000
         Reserves                                                               128,000           480,000
         Deferred compensation                                                  139,000           397,000
         Depreciation                                                          (217,000)           35,000
         Other, net                                                              60,000            51,000
                                                                              ----------        ----------
                                                                                481,000         1,345,000
         Less: Valuation allowance                                              481,000         1,345,000
                                                                              ----------        ----------
         Net deferred tax asset                                               $       -         $       -
                                                                              ==========        ==========


         At July 1, 2003 and July 2, 2002, the Company has provided a full valuation allowance against the gross deferred tax asset. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be realized.

11.      COMMITMENTS

         Future minimum lease payments under a noncancellable operating lease for office space as of July 1, 2003 are as follows:

                           Fiscal Years Ending,
                ------------------------------------------
                 June 29, 2004                                   $  352,120
                 June 28, 2005                                      366,204
                 June 27, 2006                                      380,852
                 July 3, 2007                                       327,887
                                                                 ----------
                 Total future minimum lease payments             $1,427,063
                                                                 ==========

         Total rental expense was $357,510, $329,680, $33,659 and $353,236 for the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001, respectively.

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

         During the fiscal year ended July 1, 2003 and the period from May 1, 2001 through July 3, 2001, the Company did not issue any shares of common or preferred stock.

         All of the foregoing stock issuances were valued at fair market value at the time of issuance.

13.      STOCK OPTIONS

         As of July 1, 2003, 2,000,000 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 6,000,000 shares were available for future grant under the Company's three stock option plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. As of July 1, 2003, 10,051,618 shares of common stock were reserved for issuance upon the exercise of options and warrants then outstanding that were not covered under the Company's three stock option plans. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of the grant and are subject to certain quantity and other limitations specified in
         Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to five years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

         The summary of the status of the Company's outstanding stock options for the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001 is presented below:

                                                    Employees         Weighted                        Weighted
                                                       and            Average           Non-          Average
                                                    Directors         Exercise        Employee        Exercise
                                                     Options           Price          Options          Price
                                                     -------           -----          -------          -----
         Outstanding at May 1, 2000                  13,133,759           $.15        248,100           $.21
         Granted                                        100,000           $.11              -              -
         Forfeited                                     (44,360)           $.36              -              -
         Exercised                                     (25,000)           $.13                             -
                                                   ------------                       --------
         Outstanding at April 30, 2001 and
            July 3, 2001                            13,164,399            $.13        248,100           $.21
         Granted                                     1,600,000            $.19              -              -
         Forfeited                                  (1,418,042)           $.22       (200,000)              -
         Exercised                                    (404,680)           $.21                             -
                                                   ------------                      ---------
                                                                                            -
         Outstanding at July 2, 2002                12,941,677            $.13         48,100           $.21
         Granted                                       300,000            $.16              -              -
         Forfeited                                  (1,420,059)           $.21        (18,100)           $.01
         Exercised                                           -               -              -              -
                                                   ------------                      ---------
                                                             -                              -
         Outstanding at July 1, 2003                11,821,618            $.12         30,000           $.41
                                                   ============                      =========

         Options exercisable at April 30, 2001       8,409,352            $.16         48,100           $.21
                                                   ============           ====       =========          ====
         Options exercisable at July 3, 2001         8,409,352            $.16         48,100           $.21
                                                   ============           ====       =========          ====
         Options exercisable at July 2, 2002        12,050,106            $.13         48,100           $.21
                                                   ============           ====       =========          ====
         Options exercisable at July 1, 2003        11,821,618            $.12         30,000           $.41
                                                   ============           ====       =========          ====

                                                     Weighted
                                                     Average
                                   Number           Remaining         Number
                  Exercise       Outstanding       Contractual     Exercisable at
                   Price        at July 1, 2003    Life (years)     July 1, 2003
                   -----        ---------------    ------------     ------------
                      $.01         2,000,000             1.33        2,000,000
                     $.079         5,486,309             6.26        5,486,309
                    $.1094           100,000             2.33          100,000
                      $.16           600,000             3.74          600,000
                      $.17           400,000             3.11          400,000
                    $.1875           750,000              .99          750,000
                      $.19           650,000             3.20          650,000
                     $.203           150,000              .75          150,000
                      $.22           375,000              .36          375,000
                      $.23           250,000             3.24          250,000
                    $.3125            50,000             1.16           50,000
                      $.34           850,000              .13          850,000
                    $.3438           110,309             1.05          110,309
                      $.40            50,000              .25           50,000
                                   ---------                        ----------
                                  11,821,618                        11,821,618
                                  ==========                        ==========

14.      RELATED PARTY TRANSACTIONS

         During the fiscal year ended July 1, 2003, the Company borrowed $2,325,000 from Spotless for working capital requirements and to fund certain fixed asset purchases. The Company repaid $825,000 to Spotless in the fiscal year ended July 1, 2003. Between July 2, 2003 and September 23, 2003, the Company borrowed an additional $1,835,000 from Spotless for working capital.

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

         On November 16, 2001, the Company issued a promissory note in favor of Spotless with an original principal amount of $1,700,000, relating to previously borrowed funds, and amended its security agreement with Spotless, originally dated October 29, 1999, to secure such amounts under the promissory note with all of the Company's assets. There was a balance of $1,700,000 in loans from Spotless outstanding as of July 1, 2003. All borrowings bear interest at LIBOR plus 1 percent (2.1% and 2.9% at July 1, 2003 and July 2, 2003, respectively). Interest expense related to this note was $28,419 and $37,667 for the fiscal years ended July 1, 2003 and July 2, 2002, respectively. As of July 1, 2003 and July 2, 2002, interest of $26,336 and $647, respectively, was accrued and unpaid on these borrowings.

         During the fiscal years ended July 1, 2003 and July 2, 2002, Spotless charged the Company an administrative fee of $101,256 and $50,628, respectively, of which $50,628 remains unpaid and included in accounts payable as of July 1, 2003.

         On December 16, 1998, the Company entered into an operating lease arrangement with Michael O'Reilly, the Company's chief executive officer. Under the arrangement that expired in December 2002 and has continued on a month-to-month basis thereafter, the Company leases a forty-two foot custom Topaz boat for monthly rental payments of $5,000. The leasing arrangement was necessitated by a Marine Assistance Contract that expired on December 31, 2000, although the arrangement continues to provide the Company with its largest floating vessel capable of handling specialty equipment and facilitating an offshore support crew. The Company is responsible for all taxes, insurance and repairs.

         In February 1997, the Company issued 650,000 shares of RCPS to a director of the Company and an additional 650,000 shares of RCPS to a partner of such director. During the fiscal years ended July 1, 2003 and July 2, 2002, the Company paid $78,000 and $233,156, respectively, of dividends and accrued interest to the RCPS holders.

         In fiscal 1997, a director of the Company loaned the Company $100,000 and was issued a 12% convertible promissory note providing for, at the option of the note holder, the conversion of the principal and accrued and unpaid interest at the rate of $.25 per share of Common Stock. On December 31, 1997, the conversion price was adjusted to $0.15 per share of Common Stock. During the fiscal year ended July 2, 2002, the Company paid $92,010 of interest on this convertible note. In fiscal 2003, the Company repaid such note and related interest in full.

         The Company paid an outside director $46,926, $43,741, $6,443 and $40,477 for consulting services in the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001, respectively.

15.      CONTINGENCIES

         LITIGATION

         In November 1997, Trade-Winds was named as a third party defendant in an action commenced in the New York State Supreme Court, County of New York, under the caption Nicolai Grib and Vladislav Kazarov v. Trade-Winds Environmental Restoration, Inc. and Gulf Insurance Company, by a class of plaintiffs claiming to be entitled to additional wages while working for a subcontractor of Trade-Winds. The Company settled this dispute in fiscal 2003 for approximately $500,000. Such settlement is included in accrued expenses and is expected to be paid in fiscal 2004.

         The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial statements.

16.      MAJOR CUSTOMERS, GEOGRAPHIC INFORMATION AND CREDIT CONCENTRATIONS

         During the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001 the Company recognized net sales to significant customers as set forth below:

                                                                               May 1,
                                                                                2001
                                                                               through
                                                 July 1,         July 2,        July 3,       April 30,
              Major Customers                     2003            2002           2001           2001
         --------------------------            -----------     ----------     ----------    -----------
                Customer A                             0%             0%            13%            36%
                Customer B                             0%            34%             0%             0%
                Customer C                             0%             0%             5%            11%
                Customer D                             8%             7%            14%             5%
                Customer E                            19%             0%             0%             0%

         The Company is dependent upon its relationship and contract with one customer that accounted for approximately 19% of its revenues in the fiscal year ended July 1, 2003. While the Company intends to increase the amount of work performed for entities other than this one customer, it expects to continue to be dependent on a few customers and/or the incurrence of large projects. The level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of the Company's services. However, because of the significant expansion of the Company's services provided, the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition and results of operations, unless the revenues generated from any such customer, including Dick Pacific Construction Company (listed as "Customer E" in the foregoing table), were not replaced by revenues generated by other customers.

         At July 1, 2003, 17 percent and 11 percent, respectively, of the Company's accounts receivable related to two customers. At July 2, 2002, 17 percent, 16 percent and 13 percent, respectively, of the Company's accounts receivable related to three customers.

         During the fiscal year ended July 1, 2003, the Company had sales of approximately $460,000 to a customer outside the United States. During the fiscal year ended July 2, 2002, the period from May 1, 2001 through July 3, 2001 and for the fiscal year ended April 30, 2001, all of the Company's sales were to customers located in the United States. All of the Company's long-lived assets reside entirely in the United States.

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

17.      NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of the basic and diluted net income (loss) per share for the fiscal years ended July 1, 2003 and July 2, 2002, the period from May 1, 2001 through July 3, 2001 and the fiscal year ended April 30, 2001:

                                                                                          Period
                                                                                           From
                                                                                          May 1,
                                                  Fiscal Year        Fiscal Year           2001           Fiscal Year
                                                     Ended              Ended             through            Ended
                                                     July 1,            July 2,           July 3,           April 30,
                                                      2003               2002              2001               2001
                                                 --------------     --------------    --------------     --------------
         Numerator:
            Net income (loss) attributable
               to common shareholders            $    (547,004)     $   3,026,148     $    (733,303)     $     987,877
            Add interest and amortization
               on convertible notes, net of
               tax                                           -             35,377                 -            120,924
                                                 --------------     --------------    --------------     --------------
                                                 $    (547,004)     $   3,061,525     $    (733,303)     $   1,108,801
                                                 ==============     =============     ==============     ==============

         Denominator:
            Share reconciliation:
               Shares used for basic
                  income (loss) per share           77,936,358         63,300,953        38,481,254         38,459,953
               Effect of dilutive items:
                  Stock options                              -          6,908,459                 -          2,467,323
                  Convertible securities                     -         15,246,168                 -         35,317,019
                                                 --------------     --------------    --------------     --------------
               Shares used for dilutive
                  income (loss) per share           77,936,358         85,455,580        38,481,254         76,244,295
                                                 ==============     ==============    ==============     ==============

         Net income (loss) per share:
            Basic                                        $(.01)              $.05             $(.02)              $.03
                                                         ======              ====             ======              ====
            Diluted                                      $(.01)              $.04             $(.02)              $.01
                                                         ======              ====             ======              ====

         The diluted net loss per share for the fiscal year ended July 1, 2003 and for the period from May 1, 2001 through July 3, 2001 excludes 11,851,618 and 13,412,499 shares issuable upon the exercise of stock options and 1,300,000 and 40,010,403 shares issuable upon the conversion of convertible securities, respectively. These shares are excluded due to their antidilutive effect as a result of the Company's net loss attributable to common shareholders during these periods.

18.      UNAUDITED QUARTERLY DATA

         Summarized unaudited quarterly financial data for the fiscal years ended July 1, 2003 and July 2, 2002 are as follows:

         Fiscal Year Ended July 1, 2003
         ------------------------------            First              Second                Third              Fourth
                                                  Quarter             Quarter              Quarter             Quarter
                                               --------------      --------------       --------------      --------------
         Revenues                              $   4,592,976       $   5,864,047        $   3,648,548       $   3,725,618
         Net income (loss)                     $     103,947       $    (183,151)       $    (399,465)      $       9,665
         Net income (loss) attributable to
             common shareholders               $      84,447       $    (202,651)       $    (418,965)      $      (9,835)
         Net income (loss) per common
            share - basic                               $.00               $(.00)               $(.01)              $(.00)
         Net income (loss) per common
            share - diluted                             $.00               $(.00)               $(.01)              $(.00)

         Fiscal Year Ended July 1, 2003
         ------------------------------            First              Second                Third              Fourth
                                                  Quarter             Quarter              Quarter             Quarter
                                               --------------      --------------       --------------      --------------

         Revenues                              $   7,735,074       $  13,000,553        $   5,823,792       $   6,344,321
         Net income                            $     763,153       $   1,009,104        $     759,524       $     963,086
         Net income attributable to
             common shareholders               $     743,653       $     598,885        $     740,024       $     943,586
         Net income per common
            share - basic                               $.02                $.01                 $.01                $.01
         Net income per common
            share - diluted                             $.01                $.01                 $.01                $.01

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Dated:   September 23, 2003

                              WINDSWEPT ENVIRONMENTAL GROUP, INC.

                              By: /s/ Michael O'Reilly
                                 MICHAEL O'REILLY, President and Chief Executive Officer

                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on September 23, 2003 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Michael O'Reilly and Charles L. Kelly, Jr., with full power of substitution, his true and lawful attorney-in-fact and agent to do any and all acts and things in his name and on his behalf in his capacities indicated below which he may deem necessary or advisable to enable Windswept Environmental Group, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but not limited to, power and authority to sign for him in his name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on September 23, 2003 by the following persons, in the capacities indicated.

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

                              By:  /s/ Samuel Sadove
                                 SAMUEL SADOVE, Director

                              By:  /s/ Peter A. Wilson
                                 PETER A. WILSON, Chairman

                              By:  /s/ Dr. Kevin Phillips
                                 DR. KEVIN PHILLIPS, Director

                              By:  /s/ Anthony Towell
                                 ANTHONY TOWELL, Director

                              By:  /s/ Brian S. Blythe
                                 BRIAN S. BLYTHE, Director

                              By:  /s/ Ronald B. Evans
                                 RONALD B. EVANS, Director

                              By:  /s/ John J. Bongiorno
                                 JOHN J. BONGIORNO, Director

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

4.02 Specimen Series B Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12,
         1999).

10.01 Convertible Demand Note, dated October 15, 1996, between Trade-Winds Environmental Restoration, Inc. and Anthony P. Towell, together with related agreements. (Incorporated by reference to exhibit 10.04 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000, filed with the SEC on August 14, 2000).

10.02 Option Certificate for 2,000,000 stock options issued to Michael O'Reilly. (Incorporated by reference to Exhibit 4.05 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29, 1997).

10.03 1997 Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-22491) filed with the SEC on February 27, 1997).

10.04 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-61905) filed with the SEC on August 20, 1998).

10.05 Loan Agreement dated September 16, 1999 between Spotless Enterprises Inc. and the Company (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000, filed with the SEC on August 14, 2000).

10.06 Subscription Agreement dated October 29, 1999 between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.1 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.07 Form of Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Remediation, Inc., North Atlantic Laboratories, Inc. and New York Testing, Inc. and Spotless Plastics
         (USA), Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.08 Amended and Restated Employment Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (Date of
         Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.09 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.10 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.11 Letter Agreement dated October 29, 1999 between Michael O'Reilly and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.7 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.12 Loan Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.13 Line of Credit Note, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.14 Security Agreement, dated November 4, 2000, by and between the Company and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed with the SEC on December 15, 2001).

10.15 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed with the SEC on March 19, 2001).

10.16 Form of Amendment No. 1 dated November 16, 2001 to Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Restoration, Inc., North Atlantic Laboratories, Inc. and New York Testing Laboratories, Inc. and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13, 2002).

10.17 Promissory Note dated November 16, 2001 issued by the Company in favor of Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13, 2002).

10.18 Stipulation of Settlement of action entitled Nicolai Grib and Vladislav Kazarov v. Trade-Winds Environmental Restoration, Inc. and Gulf Insurance. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1,
         2003).

21.01    Subsidiaries of the Company.

23.02    Consent of Deloitte & Touche LLP.

31.2 Certification of Chief Executive Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

31.2 Certification of Chief Financial Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

32.2 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

(b) There were no reports on Form 8-K filed during the last quarter covered by this Annual Report on Form 10-K.