Form 10-Q
period 2003-09-30
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2003-11-14
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003,

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to __________.

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

   The number of shares of Common Stock, par value $.0001, outstanding on October 31, 2003 was 77,936,358.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

  ITEM 1. FINANCIAL STATEMENTS

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 2003 AND JULY 1, 2003

                                                                                                   September 30,       July 1,
                                                                                                       2003              2003
                                                                                                  --------------    --------------
                                                                                                   (Unaudited)
  ASSETS:

  CURRENT ASSETS:
     Cash                                                                                         $     218,150     $     130,096
     Accounts receivable, net of allowance for doubtful accounts of $491,779 and
       $402,804, respectively                                                                         7,937,447         5,881,603
     Inventory                                                                                          229,880           215,466
     Costs and estimated earnings in excess of billings on uncompleted contracts                        861,103           871,753
     Refundable income taxes                                                                          1,080,186         1,080,186
     Prepaid expenses and other current assets                                                          161,501           279,597
                                                                                                  --------------    --------------
     Total current assets                                                                            10,488,267         8,458,701

  PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $5,253,912
     and $5,111,516, respectively                                                                     2,339,705         2,497,435

  OTHER ASSETS                                                                                           98,127            98,127
                                                                                                  --------------    --------------

  TOTAL                                                                                           $  12,926,099     $  11,054,263
                                                                                                  ==============    ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY:

  CURRENT LIABILITIES:
     Accounts payable                                                                             $   1,591,625     $   1,487,683
     Accrued expenses                                                                                 1,387,277         1,193,339
     Short-term notes payable to related party                                                        3,535,000         1,700,000
     Billings in excess of cost and estimated earnings on uncompleted contracts                         219,022           299,427
     Accrued payroll and related fringe benefits                                                        667,341           659,659
     Current maturities of long-term debt                                                               382,266           436,617
     Income taxes payable                                                                                74,151                 -
     Other current liabilities                                                                          287,130           464,686
                                                                                                  --------------    --------------
     Total current liabilities                                                                        8,143,812         6,241,411
                                                                                                  --------------    --------------

  LONG-TERM DEBT                                                                                        277,724           338,848
                                                                                                  --------------    --------------

  COMMITMENTS AND CONTINGENCIES

  REDEEMABLE COMMON STOCK AND STOCK OPTIONS                                                             189,533           348,625
                                                                                                  --------------    --------------

  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
     authorized; 1,300,000 shares outstanding at September 30, 2003 and July 1, 2003                  1,300,000         1,300,000
                                                                                                  --------------    --------------

  STOCKHOLDERS' EQUITY:
     Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares outstanding                 -                 -
     Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares
       outstanding at September 30, 2003 and July 1, 2003                                                     -                 -
     Common stock, $.0001 par value; 150,000,000 shares authorized; 77,936,358 shares
       outstanding at September 30, 2003 and July 1, 2003.                                               7,794              7,794
     Additional paid-in-capital                                                                      33,980,517        34,000,017
     Accumulated deficit                                                                            (30,973,281)      (31,182,432)
                                                                                                  --------------    --------------
     Total stockholders' equity                                                                       3,015,030         2,825,379
                                                                                                  --------------    --------------

  TOTAL                                                                                           $  12,926,099     $  11,054,263
                                                                                                  ==============    ==============

  See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                       Thirteen Weeks Ended
                                                                                                -----------------------------------
                                                                                                 September 30,         October 1,
                                                                                                     2003                 2002
                                                                                                --------------       --------------
    Revenues                                                                                    $   5,259,926        $   4,592,976

    Cost of revenues                                                                                3,929,942            3,534,476
                                                                                                --------------       --------------

    Gross profit                                                                                    1,329,984            1,058,500
                                                                                                --------------       --------------

    Operating expenses:
    Selling, general and administrative expenses                                                    1,201,591            1,023,784
    Benefit related to variable accounting
       treatment for officer options                                                                 (159,092)             (81,221)
                                                                                                --------------       --------------
       Total operating expenses                                                                     1,042,499              942,563
                                                                                                --------------       --------------

    Income from operations                                                                            287,485              115,937
                                                                                                --------------       --------------

    Other expense (income):
       Interest expense                                                                                28,143                8,169
       Other, net                                                                                     (23,960)              (4,179)
                                                                                                --------------       --------------
       Total other expense                                                                              4,183                3,990
                                                                                                --------------       --------------

    Income before provision for income taxes                                                          283,302              111,947

    Provision for income taxes                                                                         74,151                8,000
                                                                                                --------------       --------------

    Net income                                                                                        209,151              103,947

    Dividends on preferred stock                                                                       19,500               19,500
                                                                                                --------------       --------------

    Net income attributable to common shareholders                                                   $189,651             $ 84,447
                                                                                                ==============       ==============

    Basic and diluted net income per common share:
    Basic                                                                                                $.00                 $.00
                                                                                                         ====                 ====
    Diluted                                                                                              $.00                 $.00
                                                                                                         ====                 ====

    Weighted average number of common shares outstanding:
    Basic                                                                                          77,936,358           77,936,358
                                                                                                ==============       ==============
    Diluted                                                                                        81,137,932           83,439,103
                                                                                                ==============       ==============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                Common Stock
                                                ------------              Additional
                                          Number of           Par           Paid-in       Accumulated
                                           Shares            Value          Capital         Deficit         Total
                                           ------            -----          -------         -------         -----
Balance at July 2, 2003                    77,936,358   $       7,794   $  34,000,017   $ (31,182,432)  $   2,825,379

Dividends on Series A preferred stock               -               -         (19,500)              -         (19,500)
Net income                                          -               -               -         209,151         209,151
                                        --------------  --------------  --------------  --------------  --------------

Balance at September 30, 2003              77,936,358   $       7,794   $  33,980,517   $ (30,973,281)  $   3,015,030
                                        ==============  ==============  ==============  ==============  ==============


See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     Thirteen Weeks Ended
                                                                                              ---------------------------------
                                                                                               September 30,       October 1,
                                                                                                   2003               2002
                                                                                              --------------     --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                             $     209,151      $     103,947
       Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation and amortization                                                             142,396            131,860
          Provision for doubtful accounts, net                                                       88,975              8,414
          Benefit related to officer options and redeemable common stock                           (159,092)           (81,221)
       Changes in operating assets and liabilities:
          Accounts receivable                                                                    (2,144,819)           103,679
          Inventory                                                                                 (14,414)            53,160
          Costs and estimated earnings in excess of billings on uncompleted contracts                10,650           (187,802)
          Prepaid expenses and other current assets                                                 118,096           (197,242)
          Other assets                                                                                    -            (34,480)
          Accounts payable and accrued expenses                                                     297,880           (159,275)
          Accrued payroll and related fringe benefits                                                 7,682            177,262
          Income taxes payable                                                                       74,151           (442,820)
          Other current liabilities                                                                (160,072)            45,364
          Billings in excess of costs and estimated earnings on uncompleted contracts               (80,405)           (63,990)
                                                                                              --------------     --------------
   NET CASH USED IN OPERATING ACTIVITIES                                                         (1,609,821)          (543,144)
                                                                                              --------------     --------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                                            (2,150)          (467,623)
                                                                                              --------------     --------------
    NET CASH USED IN INVESTING ACTIVITIES                                                            (2,150)          (467,623)
                                                                                              --------------     --------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of long-term debt                                                        (115,475)           (26,753)
       Proceeds from long-term debt                                                                       -            103,992
       Repayment of convertible note to related party                                                     -            (50,000)
       Payment of preferred stock dividends                                                         (19,500)           (19,500)
       Proceeds from short-term notes payable                                                     1,835,000            875,000
       Repayments of short-term notes payable                                                             -           (125,000)
                                                                                              --------------     --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     1,700,025            757,739
                                                                                              --------------     --------------

    NET INCREASE (DECREASE) IN CASH                                                                  88,054           (253,028)

    CASH - BEGINNING OF PERIOD                                                                      130,096            399,679
                                                                                              --------------     --------------

    CASH - END OF PERIOD                                                                      $     218,150      $     146,651
                                                                                              ==============     ==============

    Cash paid during the period for:
       Interest                                                                               $      12,171      $      12,148
                                                                                              ==============     ==============
       Income taxes                                                                           $           -      $     641,966
                                                                                              ==============     ==============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its wholly-owned subsidiaries. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of September 30, 2003, the results of operations for the thirteen ended September 30, 2003 and October 1, 2002 and cash flows for the thirteen weeks ended September 30, 2003 and October 1, 2002, have been included. Certain prior period amounts have been reclassified to conform to the September 30, 2003 presentation.

         The results for the thirteen weeks ended September 30, 2003 and October 1, 2002 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended July 1, 2003.

2. STOCK OPTIONS - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS)" No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123 (" SFAS 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company has adopted the disclosure requirements of SFAS No. 148 for the quarter ended September 30, 2003. The Company will continue to account for stock-based employee compensation under APB Opinion No. 25 and its related interpretations.


         The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:


                                                                Thirteen Weeks Ended
                                                            ---------------------------
                                                            September 30,   October 1,
                                                                2003           2002
                                                            ------------   ------------
         Net income attributable to common
           shareholders as reported                         $   189,651    $    84,447
           Less:  Stock-based employee
           compensation cost determined under
           the fair value method, net of related
           tax effects                                           40,265         58,732
                                                            ------------   ------------
         Pro forma net income attributable to
            common shareholders                             $   149,386    $    25,715
                                                            ============   ============

         Net income per share:
           Basic - as reported                                     $.00           $.00
                                                                   ====           ====
           Basic - pro forma                                       $.00           $.00
                                                                   ====           ====

           Diluted - as reported                                   $.00           $.00
                                                                   ====           ====
           Diluted - pro forma                                     $.00           $.00
                                                                   ====           ====

3. NET INCOME PER COMMON SHARE - The calculation of basic and diluted net income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

         The following table sets forth the computation of the basic and diluted net income per share for the thirteen weeks ended September 30, 2003 and October 1, 2002, respectively:

                                                                              Thirteen Weeks Ended
                                                                        ----------------------------------
                                                                         September 30,      October 1,
                                                                             2003              2002
                                                                        --------------    --------------
         Numerator:
           Net income attributable to
             common shareholders                                        $     189,651     $      84,447
           Add interest on convertible notes,
             net of tax                                                             -             2,340
                                                                        --------------    --------------
                                                                        $     189,651     $      86,787
                                                                        ==============    ==============
         Denominator:
           Share reconciliation:
             Shares used for basic
               income per share                                            77,936,358        77,936,358
             Effect of dilutive items:
               Stock options                                                3,201,574         4,945,632
               Convertible securities                                               -           557,113
                                                                        --------------    --------------

             Shares used for dilutive
               income per share                                            81,137,932        83,439,103
                                                                        ==============    ==============
             Net income per share:
               Basic                                                             $.00              $.00
               Diluted                                                           $.00              $.00

         The dilutive income per share computation for the thirteen week periods ended September 30, 2003 and October 1, 2002 excludes approximately 8,000,000 and 8,244,000 shares, respectively, related to stock options and warrants because the effect of including them would be anti-dilutive. For all periods presented, 1,300,000 shares of common stock issuable upon the exercise of the Series A Redeemable Convertible Preferred Stock were excluded from diluted earnings per share because the effect of including them would be anti-dilutive.

4. PROVISION FOR INCOME TAXES - The provision for income taxes for the thirteen weeks ended September 30, 2003 and October 1, 2002 consists of the following:

                                                    Thirteen Weeks Ended
                                                    --------------------
                                            September 30,           October 1,
                                                2003                  2002
                                                ----                  ----
         Federal - current                   $    70,726          $     6,000
         State - current                           3,425                2,000
                                             ------------         ------------
         Total                               $    74,151          $     8,000
                                             ============         ============

         The effective rate for income taxes differs from the statutory rate primarily as a result of the 100% valuation allowance against deferred tax assets. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized. At September 30, 2003, the Company had approximately $1,022,000 in net operating loss carryforwards for tax purposes that expire at various dates through 2019. Due to the acquisition of greater than 50% ownership in October 1999 by Windswept Acquisition Corporation, a wholly-owned subsidiary of Spotless Plastics (USA), Inc. ("Spotless"), the Company is limited to utilizing $68,000 of net operating loss carryforwards per annum.

5. CONTINGENCIES - In November 1997, Trade-Winds was named as a third party defendant in an action commenced in the New York State Supreme Court, County of New York, under the caption Nicolai Grib and Vladislav Kazarov v. Trade-Winds Environmental Restoration, Inc. and Gulf Insurance Company, by a class of plaintiffs claiming to be entitled to additional wages while working for a subcontractor of Trade-Winds. The Company has settled this dispute in fiscal 2003 for approximately $500,000. The Company paid $250,000 of this settlement in August 2003. The remaining $250,000 is included in accrued expenses and is expected to be paid in November 2003.

         The Company is a party to other litigation matters and claims that are in the ordinary course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial statements.

6. RELATED PARTY TRANSACTIONS - On November 16, 2001, the Company exchanged $1,700,000 of short-term notes payable for a demand promissory note payable to Spotless that is secured by the Company's assets and the assets of its subsidiaries, pursuant to amendments to existing security agreements between each of the Company and its subsidiaries and Spotless. The promissory note had an original principal amount of $1,700,000 and accrues interest at the rate of LIBOR (1.1% at September 30, 2003) plus one percent (1%) per annum. Spotless may, but is under no obligation to, lend additional amounts to the Company under this secured promissory note. As of September 30, 2003, the Company owed Spotless $3,535,000 under this promissory note. Subsequent to September 30, 2003, the Company borrowed an additional $240,000 and as of October 31, 2003, the Company owed Spotless $3,775,000 on such short-term loans to fund working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements - Statements contained in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

        o   the market acceptance and amount of sales of the Company's services,
        o   the Company's success in increasing revenues and reducing expenses,
        o the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services the Company provides,
        o the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation,
        o the competitive environment within the industries in which the Company operates,
        o   the Company's ability to raise additional capital,
        o   the Company's ability to attract and retain qualified personnel, and
        o the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-Q and in the Company's Report on Form 10-K for the fiscal year ended July 1, 2003.

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 and with the consolidated financial statements included in the Company's annual report on Form 10-K.

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

Deferred Tax Asset Valuation Allowance - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the Company's prior history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2003. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes for current income. Should the Company be profitable in the future at levels which cause management to conclude that it is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2003 AND OCTOBER 1, 2002

Revenue

Total revenues for the thirteen weeks ended September 30, 2003 increased by $666,950, or 15%, to $5,259,926 from $4,592,976 for the thirteen weeks ended October 1, 2002. This increase in revenues of $666,950 was primarily attributable to increases of approximately $876,000 related to emergency response work performed in Virginia and Maryland resulting from Hurricane Isabel and $867,000 related to emergency spills and soil remediation, which was partially offset by decreases of approximately $844,000 related to a nonrecurring mold remediation project in Hawaii and $237,000 related to insurance reconstruction.

Cost of Revenues

Cost of revenues increased $395,466 or 11% to $3,929,942 for the thirteen weeks ended September 30, 2003 as compared to $3,534,476 for the thirteen weeks ended October 1, 2002. Gross profit increased $271,484 to $1,329,984, or 25% of total revenue, for the thirteen weeks ended September 30, 2003 from $1,058,500, or 23% of total revenue, for the thirteen weeks ended October 1, 2002, due primarily to the increased sales volume. The Company's cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $177,807 or 17% to $1,201,591 for the thirteen weeks ended September 30, 2003 from $1,023,784 for the thirteen weeks ended October 1, 2002 and constituted approximately 23% and 22% of revenues in these periods, respectively. This increase was primarily attributable to increases in the provision for doubtful accounts of approximately $90,000, consulting fees of approximately $44,000 and sales department travel and entertainment of approximately $32,000.

Benefit Related to Variable Accounting Treatment for Officer Options

Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The benefit related to variable accounting treatment for officer options was $159,092 for the thirteen weeks ended September 30, 2003 compared to $81,221 for the thirteen weeks ended October 1, 2002. This benefit was due to a decrease in the market price of the Company's common stock and/or an increase in the number of options outstanding that are vested. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

Interest Expense

Interest expense increased by $19,974, or 245%, to $28,143 for the thirteen weeks ended September 30, 2003 from $8,169 for the thirteen weeks ended October 1, 2002. The increase in interest expense was primarily attributable to greater amounts of debt outstanding resulting from increased borrowings from Spotless for working capital.

Provision for Income Taxes

The provision for income taxes increased by $66,151 to $74,151 for the thirteen weeks ended September 30, 2003 from $8,000 for the thirteen weeks ended October 1, 2002. The increase was primarily attributable to the increase in net income for the thirteen weeks ended September 30, 2003.

Net Income

Net income increased by $105,204 to $209,151 for the thirteen weeks ended September 30, 2003 from $103,947 for the thirteen weeks ended October 1, 2002. The increase was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had a cash balance of $218,150, working capital of $2,344,455 and stockholders' equity of $3,015,030. As of July 1, 2003, the Company had cash balances of $130,096, working capital of $2,217,290 and stockholders' equity of $2,825,379. At July 2, 2002, the Company had cash balances of $399,679, working capital of $4,326,473 and stockholders' equity of $3,372,383. Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless, and through cash generated from operations. In the opinion of management, the Company expects to have sufficient working capital to fund current operations. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless, although Spotless is under no legal obligation to provide such funds. The Company currently has no credit facility for additional borrowing.

Net cash used in operating activities was $1,609,821 for the thirteen weeks ended September 30, 2003 as compared to $543,144 for the thirteen weeks ended October 1, 2002. Accounts receivable increased by $2,144,819 for the thirteen weeks ended September 30, 2003 as a result of increased sales and difficulties in cash collections. Accounts receivable decreased by $103,679 for the thirteen weeks ended October 1, 2002 due to increased collection activities. Accounts payable and accrued expenses increased by $297,880 for the thirteen weeks ended September 30, 2003 as a result of the increased sales volume. Accounts payable and accrued expenses decreased $159,275 for the thirteen weeks ended October 1, 2002 due to lower sales volume. Other current liabilities decreased by $160,073 for the thirteen weeks ended September 30, 2003 primarily due to payments of sales tax. Prepaid and other current assets decreased by $118,096 for the thirteen weeks ended September 30, 2003 primarily as a result of amortization of prepaid insurance costs. Cash used for capital expenditures was $2,150 during the thirteen weeks ended September 30, 2003 as compared to $467,623 for the thirteen weeks ended October 1, 2002.

Financing activities for the thirteen weeks ended September 30, 2003 provided net cash of $1,700,025. This amount includes repayments of long-term debt of $115,475, payment of dividends on preferred stock of $19,500 and proceeds from a short-term loan from Spotless of $1,835,000. Financing activities for the thirteen weeks ended October 1, 2002 provided net cash of $757,739. This amount included repayments of long-term debt of $26,753, proceeds from long-term debt of $103,992, repayment of a convertible note to a related party of $50,000, payment of preferred stock dividends of $19,500, proceeds from borrowings from Spotless of $875,000 and repayments of borrowings to Spotless of $125,000.

As of September 30, 2003, the Company owed Spotless $3,535,000 under a promissory note. Subsequent to September 30, 2003, the Company borrowed an additional $240,000 and as of October 31, 2003, the Company owed Spotless $3,775,000 on such short-term loans to fund working capital. All borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent, are secured by all of the Company's assets and are payable on demand.

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

The table below summarizes contractual obligations and commitments as of September 30, 2003:

                                    Total            1 Year            2-3 Years        4-5 Years
                                    -----            ------            ---------        ---------
         Operating Leases       $1,339,616          $355,618           $754,478         $229,521
         Long-term Debt            659,990           382,266            193,281           84,443
                                -----------         ---------          ---------        ---------
                                $1,999,606          $737,884           $947,759         $313,964
                                ===========         =========          =========        =========

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

INFLATION

Inflation has not had a material impact on the Company's operations over the past three fiscal years or during the thirteen weeks ended September 30, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to potential loss from market risks that may occur as a result of changes in the market price of the Company's common stock (with respect to the variable accounting treatment of a put option for shares of common stock and common stock options held by an officer of the Company) and as a result of changes in interest rates (primarily with respect to its debt obligations to Spotless). There have been no material changes to the nature of Company's market risks since the Company's Annual Report on Form 10-K for the period ended July 1, 2003.

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

                           PART 2 - OTHER INFORMATION
                           --------------------------

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

           Reference is hereby made to Note 5 to the Consolidated Financial Statements in Part I - Item 1 above and to Item 3 of the Company's Annual Report on Form 10-K for the year ended July 1, 2003 and to the references therein, for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries is party.

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

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           Not Applicable

ITEM 5.    OTHER INFORMATION
           -----------------

           Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

        b. Exhibits:
           31.1 Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a)
           31.2 Certification of Chief Financial Officer pursuant to Section 302(a)
           32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

        b. Reports on Form 8-K:

              On August 25, 2003, the Company filed a Annual Report on Form 8-K (Date of Report: August 19, 2003) with the Commission reporting, as an item 7 and 12 disclosure, a press release regarding the Company's results of operations for the fiscal year ended July 1, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WINDSWEPT ENVIRONMENTAL GROUP, INC.




Date: November 14, 2003                By: /s/ Michael O'Reilly
                                       ----------------------------------------
                                       MICHAEL O'REILLY,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)





Date: November 14, 2003                By:  /s/ Charles L. Kelly, Jr.
                                       ----------------------------------------
                                       CHARLES L. KELLY, JR.
                                       Chief Financial Officer
                                       (Principal Financial Officer)