Form 10-Q
period 2003-12-30
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2004-02-10
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 30, 2003,

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

                100 Sweeneydale Avenue, Bay Shore, New York 11706
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

The number of shares of Common Stock, par value $.0001, outstanding on February 5, 2004 was 77,936,358.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

  ITEM 1. FINANCIAL STATEMENTS

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 30, 2003 AND JULY 1, 2003

                                                                                                    December 30,         July 1,
                                                                                                        2003              2003
                                                                                                  ---------------    ---------------
                                                                                                    (Unaudited)
  ASSETS:

  CURRENT ASSETS:
     Cash                                                                                         $      106,516     $     130,096
     Accounts receivable, net of allowance for doubtful accounts of $459,255 and
        $402,804, respectively                                                                        10,197,049         5,881,603
     Inventory                                                                                           203,705           215,466
     Costs and estimated earnings in excess of billings on uncompleted contracts                         534,070           871,753
     Refundable income taxes                                                                                   -         1,080,186
     Prepaid expenses and other current assets                                                           286,431           279,597
                                                                                                  ---------------    ---------------
     Total current assets                                                                             11,327,771         8,458,701

  PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
     $5,394,764 and $5,111,516, respectively                                                           2,460,381         2,497,435

  OTHER ASSETS                                                                                            99,191            98,127
                                                                                                  ---------------    ---------------

  TOTAL                                                                                              $13,887,343     $  11,054,263
                                                                                                  ===============    ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY:

  CURRENT LIABILITIES:
     Accounts payable                                                                             $    1,267,778     $   1,487,683
     Accrued expenses                                                                                  1,177,565         1,193,339
     Short-term notes payable to related party                                                         4,225,000         1,700,000
     Billings in excess of cost and estimated earnings on uncompleted contracts                          256,883           299,427
     Accrued payroll and related fringe benefits                                                         788,749           659,659
     Current maturities of long-term debt                                                                384,261           436,617
     Income taxes payable                                                                                301,223                 -
     Other current liabilities                                                                           369,642           464,686
                                                                                                  ---------------    ---------------
     Total current liabilities                                                                         8,771,101         6,241,411
                                                                                                  ---------------    ---------------

  LONG-TERM DEBT                                                                                         358,275           338,848
                                                                                                  ---------------    ---------------

  COMMITMENTS AND CONTINGENCIES

  REDEEMABLE COMMON STOCK AND STOCK OPTIONS                                                                    -            348,625
                                                                                                  ---------------    ---------------

  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares authorized; 1,300,000 shares outstanding at December 30, 2003 and
     July 1, 2003                                                                                      1,300,000          1,300,000
                                                                                                  ---------------    ---------------

  STOCKHOLDERS' EQUITY:
     Series B preferred stock, $.01 par value; 50,000 shares authorized;
        0 shares outstanding                                                                                   -                  -
     Nondesignated preferred stock, no par value; 8,650,000 shares authorized;
        0 shares outstanding at December 30, 2003 and July 1, 2003                                             -                  -
     Common stock, $.0001 par value; 150,000,000 shares authorized; 77,936,358
        shares outstanding at December 30, 2003 and July 1, 2003.                                          7,794              7,794
     Additional paid-in-capital                                                                       33,961,017         34,000,017
     Accumulated deficit                                                                             (30,510,844)       (31,182,432)
                                                                                                  ---------------    ---------------
     Total stockholders' equity                                                                        3,457,967          2,825,379
                                                                                                  ---------------    ---------------
  TOTAL                                                                                           $   13,887,343     $   11,054,263
                                                                                                  ===============    ===============

  See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                           --------------------------------    --------------------------------
                                                            December 30,       December 31,     December 30,       December 31,
                                                                2003               2002            2003                2002
                                                           -------------      -------------    -------------      -------------
    Revenues                                               $  6,523,473       $  5,864,047     $ 11,783,399       $ 10,457,023

    Cost of revenues                                          4,909,711          4,575,194        8,839,653          8,109,670
                                                           -------------      -------------    -------------      -------------

    Gross profit                                              1,613,762          1,288,853        2,943,746          2,347,353
                                                           -------------      -------------    -------------      -------------

    Operating expenses (income):
    Selling, general and administrative expenses              1,204,868          1,562,774        2,406,459          2,586,558
    Benefit related to variable accounting
       treatment for officer options                           (189,533)           (81,344)        (348,625)          (162,565)
                                                           -------------      -------------    -------------      -------------
       Total operating expenses                               1,015,335          1,481,430        2,057,834          2,423,993
                                                           -------------      -------------    -------------      -------------

    Income (loss) from operations                               598,427           (192,577)         885,912            (76,640)
                                                           -------------      -------------    -------------      -------------

    Other expense (income):
       Interest expense                                          31,504             27,021           59,647             35,190
       Other, net                                                     -            (19,130)         (23,960)           (23,309)
                                                           -------------      -------------    -------------      -------------
       Total other expense                                       31,504              7,891           35,687             11,881
                                                           -------------      -------------    -------------      -------------

    Income (loss) before provision (benefit)
       for income taxes                                         566,923           (200,468)         850,225            (88,521)

    Provision (benefit) for income taxes                        104,486            (17,317)         178,637             (9,317)
                                                           -------------      -------------    -------------      -------------

    Net income (loss)                                           462,437           (183,151)         671,588            (79,204)

    Dividends on preferred stock                                (19,500)           (19,500)         (39,000)           (39,000)
                                                           -------------      -------------    -------------      -------------

    Net income (loss) attributable to common
       shareholders                                        $    442,937       $   (202,651)    $    632,588       $   (118,204)
                                                           =============      =============    =============      =============

    Basic and diluted net income (loss) per common share:
    Basic                                                          $.01              ($.00)            $.01              ($.00)
                                                                   =====             ======            =====             ======
    Diluted                                                        $.01              ($.00)            $.01              ($.00)
                                                                   =====             ======            =====             ======

    Weighted average number of common shares outstanding:
    Basic                                                    77,936,358         77,936,358       77,936,358          77,936,358
                                                           =============      =============    =============       =============
    Diluted                                                  79,718,239         77,936,358       80,556,368          77,936,358
                                                           =============      =============    =============       =============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                            Common Stock
                                            ------------
                                          Number of     Par        Paid-in       Accumulated
                                           Shares      Value       Capital         Deficit             Total
                                           ------      -----       -------         -------             -----
Balance at July 2, 2003                  77,936,358    $7,794    $34,000,017     $(31,182,432)      $2,825,379

Dividends on Series A preferred                   -         -       (39,000)                -         (39,000)
stock
Net income                                        -         -              -          671,588         671,588
                                         -----------   -------   ------------    -------------      -----------
Balance at December 30, 2003             77,936,358    $7,794    $33,961,017     $(30,510,844)      $3,457,967
                                         ===========   =======   ============    =============      ==========

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     Twenty-Six Weeks Ended
                                                                                              -----------------------------------
                                                                                               December 30,         December 31,
                                                                                                   2003                 2002
                                                                                              --------------       --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                                      $     671,588        $     (79,204)
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                                             283,248              269,690
          Provision for doubtful accounts, net                                                       56,451              105,029
          Benefit related to officer options and redeemable common stock                           (348,625)            (162,565)
       Changes in operating assets and liabilities:
          Accounts receivable                                                                    (4,371,897)             238,873
          Inventory                                                                                  11,761               69,147
          Costs and estimated earnings in excess of billings on uncompleted
            contracts                                                                               337,683                3,259
          Refundable income taxes                                                                 1,080,186                    -
          Prepaid expenses and other current assets                                                  (6,834)            (360,108)
          Other assets                                                                               (1,064)             (28,013)
          Accounts payable and accrued expenses                                                    (235,679)             (57,665)
          Accrued payroll and related fringe benefits                                               129,090               12,047
          Income taxes payable                                                                      301,223             (450,820)
          Other current liabilities                                                                 (77,560)             294,218
          Billings in excess of costs and estimated earnings on uncompleted
            contracts                                                                               (42,544)            (145,724)
                                                                                              --------------       --------------
    NET CASH USED IN OPERATING ACTIVITIES                                                        (2,212,973)            (291,836)
                                                                                              --------------       --------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                         (263,678)          (1,027,871)
                                                                                              --------------       --------------
    NET CASH USED IN INVESTING ACTIVITIES                                                          (263,678)          (1,027,871)
                                                                                              --------------       --------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of long-term debt                                                        (193,027)             (63,022)
       Proceeds from long-term debt                                                                 160,098              391,830
       Repayment of convertible note to related party                                                     -             (100,000)
       Payment of preferred stock dividends                                                         (39,000)             (39,000)
       Proceeds from short-term notes payable to a related party                                  2,525,000            1,425,000
       Repayments of short-term notes payable to a related party                                          -             (422,957)
                                                                                              --------------       --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     2,453,071            1,191,851
                                                                                              --------------       --------------

    NET DECREASE IN CASH                                                                            (23,580)            (127,856)

    CASH - BEGINNING OF PERIOD                                                                      130,096              399,679
                                                                                              --------------       --------------

    CASH - END OF PERIOD                                                                      $     106,516        $     271,823
                                                                                              ==============       ==============

    Cash paid during the period for:
       Interest                                                                               $      19,159        $      24,506
                                                                                              ==============       ==============
       Income taxes                                                                           $           -        $     651,621
                                                                                              ==============       ==============


    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept  Environmental
     Group,  Inc. (the "Company") and  its  wholly-owned  subsidiaries.   The
     unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly,  they do not include all of the
     information and footnotes required  by  generally  accepted   accounting
     principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of December 30, 2003, the results of operations for the thirteen and twenty-six weeks ended December 30, 2003 and December 31, 2002 and cash flows for the twenty-six weeks ended December 30, 2003 and December 31, 2002, have been included. Certain prior period amounts have been reclassified to conform to the December 30, 2003 presentation.


     The results for the thirteen and twenty-six weeks ended December 30, 2003 and December 31, 2002 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended July 1, 2003.

2. STOCK OPTIONS - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS)"
     No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure
     - an amendment of FASB Statement No. 123 (" SFAS 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial
     statements  about  the method of accounting  for  stock-based   employee
     compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company has adopted the disclosure requirements of SFAS No. 148. The Company will continue to account for stock-based employee compensation under APB Opinion No. 25 and its related interpretations.

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                                     Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                               --------------------------------   ---------------------------------
                                                December 30,      December 31,      December 30,      December 31,
                                                    2003              2002              2003              2002
                                               --------------    --------------    --------------    --------------
Net income (loss)
   attributable to common
   shareholders as reported                    $     442,937     $    (202,651)    $     632,588     $    (118,204)
   Less:  Stock-based
     employee compensation
     cost determined under
     the fair value method,
     net of related tax effects                       41,342            59,780            82,683           119,561
                                               --------------    --------------    --------------    --------------
Pro forma net income (loss)
   attributable to common
   shareholders                                $     401,595     $    (262,431)    $     549,905     $    (237,765)
                                               ==============    ==============    ==============    ==============

Net income (loss) per share:
   Basic - as reported                                 $.01              ($.00)             $.01             ($.00)
                                                       =====             ======             =====            ======
   Basic - pro forma                                   $.01              ($.00)             $.01             ($.00)
                                                       =====             ======             =====            ======

   Diluted - as reported                               $.01              ($.00)             $.01             ($.00)
                                                       =====             ======             =====            ======
   Diluted - pro forma                                 $.01              ($.00)             $.01             ($.00)
                                                       =====             ======             =====            ======

3. NET INCOME (LOSS) PER COMMON SHARE - The calculation of basic and diluted net income (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

     The following table sets forth the computation of the basic and diluted net income (loss) per share for the thirteen and twenty-six weeks ended December 30, 2003 and December 31, 2002, respectively:

                                    Thirteen Weeks Ended                     Twenty-Six Weeks Ended
                            ----------------------------------        -----------------------------------
                             December 30,        December 31,          December 30,         December 31,
                                 2003                2002                  2003                 2002
                            --------------      --------------        --------------       --------------
Numerator:
 Net income (loss)
 attributable to
 common shareholders        $     442,937      $     (202,651)        $     632,588        $    (118,204)
 Add interest on
 convertible notes,
 net of tax                             -                   -                     -                    -
                            --------------      --------------        --------------       --------------
                            $     442,937       $    (202,651)        $     632,588        $    (118,204)
                            ==============      ==============        ==============       ==============
Denominator:
  Share reconciliation:
  Shares used for basic
  income (loss) per
  share                        77,936,358          77,936,358            77,936,358           77,936,358
  Effect of dilutive
  items:
  Stock options                 1,781,881                   -             2,620,010                    -
  Convertible securities                -
                            --------------      --------------        --------------       --------------
   Shares used for
   dilutive income
   (loss) per share            79,718,239          77,936,358            80,556,368           77,936,358
                            ==============      ==============        ==============       ==============
Net income (loss) per
 share:
   Basic                             $.01               ($.00)                 $.01                ($.00)
   Diluted                           $.01               ($.00)                 $.01                ($.00)

     The dilutive net income per share computation for the thirteen week and twenty-six week periods ended December 30, 2003 excludes 3,910,309 and 3,710,309 shares, respectively, related to stock options and warrants because the effect of including them would be anti-dilutive. The dilutive net loss per share computation for the thirteen and twenty-six week periods ended December 31, 2002 excludes approximately 4,805,000 and 4,874,000 shares, respectively, related to employee stock options and warrants and approximately 260,000 and 418,000 shares, respectively, related to convertible notes because the effect of including them would be anti-dilutive. For all periods presented, 1,300,000 shares of common stock issuable upon the exercise of the Series A Redeemable Convertible Preferred Stock were excluded from diluted earnings per share because the effect of including them would be anti-dilutive.

4. PROVISION (BENEFIT) FOR INCOME TAXES - The provision (benefit) for income taxes for the thirteen and twenty-six weeks ended December 30, 2003 and December 31, 2002 consists of the following:

                                  Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                           ----------------------------------      ----------------------------------
                            December 31,        December 30,        December 31,        December 30,
                                2003                2002                2003                2002
                           --------------      --------------      --------------      --------------
Federal - current          $     101,061       $     (21,413)      $     171,787       $     (15,413)
State - current                    3,425               4,096               6,850               6,096
                           --------------      --------------      --------------      --------------
Total                      $     104,486       $     (17,317)      $     178,637       $      (9,317)
                           ==============      ==============      ==============      ==============


     The effective rate for income taxes differs from the statutory rate primarily as a result of the 100% valuation allowance against deferred tax assets. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized. At December 30, 2003, the Company had approximately $1,022,000 in net operating loss carryforwards for tax purposes that expire at various dates through 2019. Due to the acquisition of greater than 50% ownership in October 1999 by Windswept Acquisition Corporation, a wholly-owned subsidiary of Spotless Plastics (USA), Inc. ("Spotless"), the Company is limited to utilizing $68,000 of net operating loss carryforwards per annum.

5. CONTINGENCIES -The Company is a party to litigation matters and claims that are in the ordinary course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial statements.

6. RELATED PARTY TRANSACTIONS - On November 16, 2001, the Company exchanged $1,700,000 of short-term notes payable for a demand promissory note payable to Spotless that is secured by the Company's assets and the assets of its subsidiaries, pursuant to amendments to existing security agreements between each of the Company and its subsidiaries and Spotless. The promissory note had an original principal amount of $1,700,000 and accrues interest at the rate of LIBOR (1.4% at December 30, 2003) plus one percent (1%) per annum. Spotless may, but is under no obligation to, lend additional amounts to the Company under this secured promissory note. As of December 30, 2003, the Company owed Spotless $4,225,000 under this promissory note.
     Subsequent to December 30, 2003, the Company borrowed an additional $685,000 and as of February 3, 2004, the Company owed Spotless $4,910,000 on such short-term loans to fund working capital.

7. SUBSEQUENT EVENT - In recent months, as the Company's business has expanded and it has encountered slower collections of certain of its accounts receivable, the Company has needed to borrow increased amounts from Spotless under the promissory note dated November 16, 2001 that accrues interest at the rate of LIBOR plus one percent per annum. As a result of the additional borrowings, the amount outstanding under the promissory note was $4,225,000 as of December 30, 2003 and $4,910,000 as of February 3, 2004. This left the Company with a small amount of additional borrowing capacity under present financing arrangements. The Company has considered various alternatives to increase its liquidity. In this connection, the Company has increased its liquidity by entering an Account Receivable Finance Agreement dated as of February 5, 2004 with Spotless pursuant to which Spotless may purchase certain of the Company's accounts receivable for cash, subject to certain terms and conditions.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

  The Company, through its wholly-owned subsidiaries, provides a full array of emergency response, remediation and disaster restoration services to a broad range of clients. The Company has expertise in areas of hazardous materials remediation, microbial remediation, testing, toxicology, training, wetlands restoration, wildlife and natural resources rehabilitation, technical advisory, restoration and site renovation services.

  The Company's revenues are derived primarily from providing emergency response, remediation and disaster restoration services, and its cost of revenues consists primarily of labor and labor related costs, insurance, benefits, bonding and job-related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment. The Company's selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, legal fees, sales salaries, marketing, consulting, insurance and travel and entertainment.

  In recent months, as the Company's business has expanded and it has encountered slower collections of certain of its accounts receivable, the Company has needed to borrow increased amounts from Spotless under the promissory note dated November 16, 2001 that accrues interest at the rate of LIBOR plus one percent per annum. As a result of the additional borrowings, the amount outstanding under the promissory note was $4,225,000 as of December 30, 2003 and $4,910,000 as of February 3, 2004. This left the Company with a small amount of additional borrowing capacity under present financing arrangements. The Company has considered various alternatives to increase its liquidity. In this connection, the Company has increased its liquidity by entering an Account Receivable Finance
  Agreement, dated as of February 5, 2004, with Spotless pursuant to which Spotless may purchase certain of the Company's accounts receivable for cash, subject to certain terms and conditions. Under the Account Receivable Finance Agreement, Spotless may, but is not obligated to, purchase one or more of the Company's accounts receivable, which are approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless would purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arms length. In addition, the Company would pay varying monthly discount fees on any purchased accounts receivable based upon invoice prices. Further, the Company will (a) manage any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and (b) bear any related litigation costs.

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

  Deferred Tax Asset Valuation Allowance - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the Company's prior history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 30, 2003. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes for current income. Should the Company be profitable in the future at levels which cause management to conclude that it is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

  RESULTS OF OPERATIONS

  THIRTEEN WEEKS ENDED DECEMBER 30, 2003 AND DECEMBER 31, 2002

  Revenue

  Total revenues for the thirteen weeks ended December 30, 2003 increased by $659,426, or 11%, to $6,523,473 from $5,864,047 for the thirteen weeks ended December 31, 2002. This increase was primarily attributable to increases of approximately $1,660,000 related to an oil tank cleaning project, approximately $1,260,000 related to a fire restoration project and approximately $950,000 related to projects from a new insurance company customer, which was partially offset by decreases of approximately $2,400,000 related to a nonrecurring mold remediation project in Hawaii, approximately $650,000 related to the loss of business from an insurance company and approximately $200,000 related to fewer emergency response projects for a local utility company.

  Cost of Revenues

  Cost of revenues increased $334,517 or 7% to $4,909,711 for the thirteen weeks ended December 30, 2003 as compared to $4,575,194 for the thirteen weeks ended December 31, 2002. Gross profit increased $324,909 to $1,613,762, or 25% of total revenue, for the thirteen weeks ended December 30, 2003 from $1,288,853, or 22% of total revenue, for the thirteen weeks ended December 31, 2002, due primarily to the increased sales volume and the mix of services towards higher margin projects such as emergency response.

  Selling, General and Administrative Expenses

  Selling, general and administrative expenses decreased by $357,906 or 23% to $1,204,868 for the thirteen weeks ended December 30, 2003 from $1,562,774 for the thirteen weeks ended December 31, 2002 and constituted approximately 18% and 27% of revenues in these periods, respectively. This decrease was primarily attributable to decreases in the provision for doubtful accounts of approximately $223,000, legal expenses of approximately $161,000, sales salaries of approximately $50,000 and marketing expenses of approximately $50,000, offset by increases in consulting expenses of approximately $106,000.

  Benefit Related to Variable Accounting Treatment for Officer Options

  Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The benefit related to variable accounting treatment for officer options was $189,533 for the thirteen weeks ended December 30, 2003 compared to $81,344 for the thirteen weeks ended December 31, 2002. This benefit was due to a decrease in the market price of the Company's common stock and/or an increase in the number of options outstanding that are vested. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

  Interest Expense

  Interest expense increased by $4,483, or 17%, to $31,504 for the thirteen weeks ended December 30, 2003 from $27,021 for the thirteen weeks ended December 31, 2002. The increase in interest expense was primarily attributable to greater amounts of debt outstanding resulting from increased borrowings from Spotless for working capital.

  Provision (Benefit) for Income Taxes

  The provision (benefit) for income taxes increased by $121,151 to a provision of $104,486 for the thirteen weeks ended December 30, 2003 from a benefit of $17,317 for the thirteen weeks ended December 31, 2002. The increase was primarily attributable to the increase in pretax income for the thirteen weeks ended December 30, 2003.

  Net Income (Loss)

  Net income (loss) increased by $645,588 to net income of $462,437 for the thirteen weeks ended December 30, 2003 from net loss of $183,151 for the thirteen weeks ended December 31, 2002. The increase was the result of the factors discussed above.

  Twenty-six weeks ended December 30, 2003 and December 31, 2002

  Revenue

  Total revenues for the twenty-six weeks ended December 30, 2003 increased by $1,326,376, or 13%, to $11,783,399 from $10,457,023 for the twenty-six weeks ended December 31, 2002. This increase was primarily attributable to increases of approximately $2,000,000 related to an oil tank cleaning project, approximately $1,260,000 related to a fire restoration project, approximately $923,000 related to emergency response work performed in Virginia and Maryland resulting from Hurricane Isabel, approximately $338,000 related to a mold remediation project in Connecticut, approximately $100,000 for increases in insurance projects and approximately $100,000 in training revenue, which was partially offset by decreases of approximately $3,500,000 related to a nonrecurring mold remediation project in Hawaii.

  Cost of Revenues

  Cost of revenues increased $729,9893 or 9% to $8,839,653 for the twenty-six weeks ended December 30, 2003 as compared to $8,109,670 for the twenty-six weeks ended December 31, 2002. Gross profit increased $596,393 to $2,943,746, or 25% of total revenue, for the twenty-six weeks ended December 30, 2003 from $2,347,353, or 22% of total revenue, for the twenty-six weeks ended December 31, 2002, due primarily to the increased sales volume and the mix of services towards higher margin projects such as emergency response.

  Selling, General and Administrative Expenses

  Selling, general and administrative expenses decreased by $180,099 or 7% to $2,406,459 for the twenty-six weeks ended December 30, 2003 from $2,586,558 for the twenty-six weeks ended December 31, 2002 and constituted approximately 20% and 25% of revenues in these periods, respectively. This decrease was primarily attributable to decreases in the provision for doubtful accounts of approximately $133,000, legal expenses of approximately $170,000, sales salaries of approximately $79,000 and marketing expenses of approximately $60,000, offset by increases in consulting expenses of approximately $150,000, insurance expenses of approximately $65,000 and travel and entertainment expenses of approximately $44,000.

  Benefit Related to Variable Accounting Treatment for Officer Options

  Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to

  Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The benefit related to variable accounting treatment for officer options was $348,625 for the twenty-six weeks ended December 30, 2003 compared to $162,565 for the twenty-six weeks ended December 31, 2002. This benefit was due to a decrease in the market price of the Company's common stock and/or an increase in the number of options outstanding that are vested. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

  Interest Expense

  Interest expense increased by $24,457, or 69%, to $59,647 for the twenty-six weeks ended December 30, 2003 from $35,190 for the twenty-six weeks ended December 31, 2002. The increase in interest expense was primarily attributable to greater amounts of debt outstanding resulting from increased borrowings from Spotless for working capital.

  Provision (Benefit) for Income Taxes

  The provision (benefit) for income taxes increased by $187,954 to a provision of $178,637 for the twenty-six weeks ended December 30, 2003 from a benefit of $9,317 for the twenty-six weeks ended December 31, 2002. The increase was primarily attributable to the increase in pretax income for the twenty-six weeks ended December 30, 2003.

  Net Income (Loss)

  Net income (loss) increased by $750,792 to net income of $671,588 for the twenty-six weeks ended December 30, 2003 from net loss of $79,204 for the twenty-six weeks ended December 31, 2002. The increase was the result of the factors discussed above.

  LIQUIDITY AND CAPITAL RESOURCES

  As of December 30, 2003, the Company had a cash balance of $106,516, working capital of $2,556,670 and stockholders' equity of $3,457,967. As of July 1, 2003, the Company had cash balances of $130,096, working capital of $2,217,290 and stockholders' equity of $2,825,379. At July 2, 2002, the Company had cash balances of $399,679, working capital of $4,326,473 and stockholders' equity of $3,372,383. Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless, and through cash generated from operations. In the opinion of management, the Company expects to have sufficient working capital to fund its current operations as long as it does not encounter difficulty collecting its accounts receivable. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless in addition to the financing contemplated by the Account Receivable Finance Agreement dated as of February 5, 2004, although Spotless is under no legal obligation to provide such additional funds. The Company currently has no credit facility for additional borrowing. Under the Account Receivable
  Finance Agreement, Spotless may, but is not obligated to, purchase one or more of the Company's accounts receivable, which are approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless would purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arms length. In addition, the Company would pay varying monthly discount fees on any purchased accounts receivable based upon invoice prices. Further, the Company will (a) manage any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and (b) bear any related litigation costs.

  Net cash used in operating activities was $2,212,973 for the twenty-six weeks ended December 30, 2003 as compared to $291,836 for the twenty-six weeks ended December 31, 2002. Accounts receivable increased by $4,371,897 for the twenty-six weeks ended December 30, 2003 as a result of increased sales and difficulties in cash collections. Accounts receivable decreased by $238,873 for the twenty-six weeks ended December 31, 2002 due to increased collection activities. Accounts payable and accrued expenses decreased by $235,679 for the twenty-six weeks ended December 30, 2003 as a result of payment of a legal settlement. Accounts payable and accrued expenses decreased $57,665 for the twenty-six weeks ended December 31, 2002 due to lower salesvolume. Refundable income taxes decreased by $1,080,186 for the twenty-six weeks ended December 30, 2003 as a result of collection of a federal income tax refund. Income taxes payable increased by $301,223 for the twenty-six weeks ended December 30, 2003 as a result of taxes accrued on income for the period. Income taxes payable decreased by $450,820 for the twenty-six weeks ended December 31, 2002 as a result of estimated tax payments.

  Cash used for capital expenditures was $263,678 during the twenty-six weeks ended December 30, 2003 as compared to $1,027,871 for the twenty-six weeks ended December 31, 2002.

  Financing activities for the twenty-six weeks ended December 30, 2003 provided net cash of $2,453,071. This amount includes repayments of long-term debt of $193,027, proceeds from long-term debt of $160,098, payment of dividends on preferred stock of $39,000 and proceeds from short-term loans from Spotless of $2,525,000. Financing activities for the twenty-six weeks ended December 31, 2002 provided net cash of $1,191,851. This amount included repayments of long-term debt of $63,022, proceeds from long-term debt of $391,830, repayment of a convertible note to a related party of $100,000, payment of preferred stock dividends of $39,000, proceeds from borrowings from Spotless of $1,425,000 and repayments of borrowings to Spotless of $422,957.

  As of December 30, 2003, the Company owed Spotless $4,225,000 under a promissory note. Subsequent to December 30, 2003, the Company borrowed an additional $685,000 and as of February 3, 2004, the Company owed Spotless $4,910,000 on such short-term loans to fund working capital. All borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent, are secured by all of the Company's assets and are payable on demand.

  Management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months unless the Company increases its borrowings from Spotless or sufficiently utilizes its Accounts Receivable Finance Agreement with Spotless. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing, from Spotless or otherwise, to meet its working capital needs. Management continues to pursue additional funding sources, but has been unable to attract debt or equity capital on terms more favorable than those available from Spotless. The Company anticipates continued revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company's bids will be accepted. The Company is striving to improve its gross margin and control its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (i) the ability to obtain environmental or related construction contracts, (ii) the ability to generate positive cash flow from operations, and the extent thereof, (iii) the ability to raise additional capital or obtain additional financing, and (iv) economic conditions.

  The table below summarizes contractual obligations and commitments as of December 30, 2003:

                              Total          1 Year         2-3 Years        4-5 Years
                              -----          ------         ----------        ---------
   Operating leases        $1,252,169       $359,115        $  761,899        $131,155
   Long-term debt             742,536        384,261           268,596          89,679
                           -----------      ---------       -----------       ---------
                           $1,994,705       $743,376        $1,030,495        $220,834
                           ===========      =========       ===========       =========

  OFF-BALANCE SHEET ARRANGEMENTS

  The Company does not have any off-balance sheet arrangements.

  INFLATION

  Inflation has not had a material impact on the Company's operations over the past three fiscal years or during the twenty-six weeks ended December 30, 2003.

  SEASONALITY

  Since the Company and its subsidiaries are able to perform their services throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts in certain of its service areas, i.e., asbestos and mold abatement and construction, as well as the timing of catastrophes.

  FORWARD-LOOKING STATEMENTS

  Statements contained in this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

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

  The foregoing discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 and with the consolidated financial statements included in the Company's annual report on Form 10-K.

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

  ITEM 4.  CONTROLS AND PROCEDURES

  Our principal executive and financial officers have concluded, based on their evaluation of, the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this quarterly report on Form 10-Q (as defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) were effective as of such date to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and officers, as appropriate to allow timely decisions regarding required disclosure. Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

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

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
           -------------------------------

           Not applicable

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           The 2003 Annual Meeting of Stockholders of the Company was held on December 15, 2003, at which the following matter was voted upon and adopted by the votes indicated:

           To elect eight directors to the Board of Directors to serve until the next annual meeting of stockholders, unless any such director shall resign, become disqualified, disabled or otherwise removed from office. The names of the directors and votes cast in favor of their election and votes withheld are as follows:

               Nominee                     For              Withheld
               -------                     ---              --------
               Peter A. Wilson           75,080,291          14,295
               Michael O'Reilly          75,080,791          13,795
               Charles L. Kelly, Jr.     75,080,291          14,295
               Brian S. Blythe           75,080,241          14,345
               John J. Bongiorno         75,080,481          14,105
               Ronald B. Evans           75,080,481          14,105
               Anthony Towell            75,081,331          13,255
               Dr. Kevin Phillips        75,081,331          13,255

  ITEM 5.  OTHER INFORMATION
           -----------------

               On February 5, 2004, the Company's board of directors approved and recommended to its stockholders an amendment to the Company's certificate of incorporation increasing the number of authorized shares of its common stock from 150,000,000 to 450,000,000.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

       a. Exhibits:
       10.1  Account Receivable Financing Agreement
       31.1  Certification of Chief Executive Officer pursuant to Sarbanes-Oxley
             Section 302(a)
       31.2  Certification of Chief Financial Officer pursuant to Section 302(a)
       32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

       b. Reports on Form 8-K:

              None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WINDSWEPT ENVIRONMENTAL GROUP, INC.




     Date: February 5, 2004             By:   /s/ Michael O'Reilly
                                           ----------------------------------
                                           MICHAEL O'REILLY,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





     Date: February 5, 2004             By:   /s/ Charles L. Kelly, Jr.
                                           ---------------------------------
                                           CHARLES L. KELLY, JR.
                                           Chief Financial Officer
                                           (Principal Financial Officer)