Form 10-Q
period 2004-03-30
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2004-05-19
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 30, 2004,

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

     The number of shares of Common Stock, par value $.0001, outstanding on May 5, 2004 was 77,936,358.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

  ITEM 1. FINANCIAL STATEMENTS

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                         MARCH 30, 2004 AND JULY 1, 2003

                                                                                                     March 30,         July 1,
                                                                                                       2004             2003
                                                                                                  --------------   --------------
                                                                                                    (Unaudited)
  ASSETS:

  CURRENT ASSETS:
     Cash                                                                                         $     235,186    $     130,096
     Accounts receivable, net of allowance for doubtful accounts of $463,698 and $402,804,            8,159,175        5,881,603
       respectively
     Inventory                                                                                          165,083          215,466
     Costs and estimated earnings in excess of billings on uncompleted contracts                        436,287          871,753
     Refundable income taxes                                                                            750,000        1,080,186
     Prepaid expenses and other current assets                                                          283,766          279,597
                                                                                                  --------------   --------------
     Total current assets                                                                            10,029,497        8,458,701

  PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $5,553,586
     and $5,111,516, respectively                                                                     2,752,582        2,497,435

  OTHER ASSETS                                                                                          186,657           98,127
                                                                                                  --------------   --------------

  TOTAL                                                                                           $  12,968,736    $  11,054,263
                                                                                                  ==============   ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY:

  CURRENT LIABILITIES:
     Accounts payable                                                                             $   1,855,809    $   1,487,683
     Accrued expenses                                                                                 1,240,986        1,193,339
     Short-term notes payable to related party                                                        5,000,000        1,700,000
     Billings in excess of cost and estimated earnings on uncompleted contracts                         220,743          299,427
     Accrued payroll and related fringe benefits                                                      1,086,607          659,659
     Current maturities of long-term debt                                                               359,600          436,617
     Other current liabilities                                                                          525,984          464,686
                                                                                                  --------------   --------------
     Total current liabilities                                                                       10,289,729        6,241,411

  LONG-TERM DEBT                                                                                        404,628          338,848
                                                                                                  --------------   --------------
  COMMITMENTS AND CONTINGENCIES

  REDEEMABLE COMMON STOCK AND STOCK OPTIONS                                                             103,896          348,625
                                                                                                  --------------   --------------
  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
     authorized; 1,300,000 shares outstanding at March 30, 2004 and July 1, 2003                      1,300,000        1,300,000
                                                                                                  --------------   --------------

  STOCKHOLDERS' EQUITY:
     Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares outstanding                 -                -
     Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares
       outstanding at March 30, 2004 and July 1, 2003                                                         -                -
     Common stock, $.0001 par value; 150,000,000 shares authorized; 77,936,358 shares
        outstanding at March 30, 2004 and July 1, 2003.                                                   7,794            7,794
     Additional paid-in-capital                                                                      33,941,517       34,000,017
     Accumulated deficit                                                                            (33,078,828)     (31,182,432)
                                                                                                  --------------   --------------
     Total stockholders' equity                                                                         870,483        2,825,379
                                                                                                  --------------   --------------

  TOTAL                                                                                           $  12,968,736    $  11,054,263
                                                                                                  ==============   ==============

  See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                           --------------------------------    ---------------------------------
                                                              March 30,         April 1,          March 30,          April 1,
                                                                2004              2003              2004               2003
                                                           --------------    --------------    --------------     --------------
    Revenues                                               $   3,026,183     $   3,648,548     $  14,809,582      $  14,105,571

    Cost of revenues                                           4,650,312         3,204,889        13,489,965         11,314,559
                                                           --------------    --------------    --------------     --------------

    Gross (loss) profit                                       (1,624,129)          443,659         1,319,617          2,791,012
                                                           --------------    --------------    --------------     --------------

    Operating expenses (income):
    Selling, general and administrative expenses               1,521,322         1,463,083         3,927,781          4,049,641
    Expense (benefit) related to variable accounting
       treatment for officer options                             103,896          (270,409)         (244,729)          (432,974)
                                                           --------------    --------------    --------------     --------------
       Total operating expenses                                1,625,218         1,192,674         3,683,052          3,616,667
                                                           --------------    --------------    --------------     --------------

    Loss from operations                                      (3,249,347)         (749,015)       (2,363,435)          (825,655)
                                                           --------------    --------------    --------------     --------------

    Other expense (income):
       Interest expense                                          252,681            16,100           312,328             51,290
       Other, net                                                 (5,407)             (116)          (29,367)           (23,425)
                                                           --------------    --------------    --------------     --------------
       Total other expense                                       247,274            15,984           282,961             27,865
                                                           --------------    --------------    --------------     --------------

    Loss before benefit for income taxes                      (3,496,621)         (764,999)       (2,646,396)          (853,520)

    Benefit for income taxes                                    (928,637)         (365,534)         (750,000)          (374,851)
                                                           --------------    --------------    --------------     --------------

    Net loss                                                  (2,567,984)         (399,465)       (1,896,396)          (478,669)

    Dividends on preferred stock                                 (19,500)          (19,500)          (58,500)           (58,500)
                                                           --------------    --------------    --------------     --------------

    Net loss attributable to common shareholders           $  (2,587,484)    $    (418,965)    $  (1,954,896)     $    (537,169)
                                                           ==============    ==============    ==============     ==============

    Basic and diluted net loss per common share:
    Basic                                                          ($.03)            ($.01)            ($.03)             ($.01)
                                                                   ======            ======            ======             ======
    Diluted                                                        ($.03)            ($.01)            ($.03)             ($.01)
                                                                   ======            ======            ======             ======

    Weighted average number of common shares outstanding:
    Basic                                                      77,936,358        77,936,358        77,936,358         77,936,358
                                                               ==========        ==========        ==========         ==========
    Diluted                                                    77,936,358        77,936,358        77,936,358         77,936,358
                                                               ==========        ==========        ==========         ==========

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                            Common Stock           Addtional
                                         Number of      Par         Paid-in      Accumulated
                                          Shares       Value        Capital        Deficit            Total
                                          ------       -----        -------        -------            -----
Balance at July 2, 2003                  77,936,358    $7,794    $34,000,017     $(31,182,432)      $2,825,379

Dividends on Series A preferred                                     (58,500)                           (58,500)
stock

Net loss                                          -         -              -       (1,896,396)      (1,896,396)
                                         -----------   -------   ------------    -------------      -----------

Balance at March 30, 2004                77,936,358    $7,794    $33,941,517     $(33,078,828)      $  870,483
                                         ===========   =======   ============    =============      ===========

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   Thirty-Nine Weeks Ended
                                                                                              --------------------------------
                                                                                                 March 30,          April 1,
                                                                                                   2004               2003
                                                                                              --------------     --------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                               $  (1,896,396)     $    (478,669)
       Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                             442,070            409,491
          Provision for doubtful accounts, net                                                       60,894            196,913
          Benefit related to officer options and redeemable common stock                           (244,729)          (432,974)
       Changes in operating assets and liabilities:
          Accounts receivable                                                                    (2,338,466)           874,261
          Inventory                                                                                  50,383             56,542
          Costs and estimated earnings in excess of billings on uncompleted contracts               435,466             30,347
          Refundable income taxes                                                                   330,186           (380,947)
          Prepaid expenses and other current assets                                                  (4,169)           (92,518)
          Other assets                                                                              (88,530)           (57,690)
          Accounts payable and accrued expenses                                                     396,273           (170,818)
          Accrued payroll and related fringe benefits                                               426,948            165,013
          Other current liabilities                                                                  78,781           (493,960)
          Billings in excess of costs and estimated earnings on uncompleted contracts               (78,684)            (8,735)
                                                                                              --------------     --------------
    NET CASH USED IN OPERATING ACTIVITIES                                                        (2,429,973)          (383,744)
                                                                                              --------------     --------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                         (714,701)        (1,078,497)
                                                                                              --------------     --------------
    NET CASH USED IN INVESTING ACTIVITIES                                                          (714,701)        (1,078,497)
                                                                                              --------------     --------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of long-term debt                                                        (323,769)          (112,194)
       Proceeds from long-term debt                                                                 312,533            391,831
       Repayment of convertible note to related party                                                     -           (100,000)
       Payment of preferred stock dividends                                                         (39,000)           (58,500)
       Proceeds from short-term notes payable to a related party                                  3,300,000          1,825,000
       Repayments of short-term notes payable to a related party                                          -           (825,000)
                                                                                              --------------     --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     3,249,764          1,121,137
                                                                                              --------------     --------------

    NET INCREASE (DECREASE) IN CASH                                                                 105,090           (341,104)

    CASH - BEGINNING OF PERIOD                                                                      130,096            399,679
                                                                                              --------------     --------------

    CASH - END OF PERIOD                                                                      $     235,186      $      58,575
                                                                                              ==============     ==============

    Cash paid during the period for:
       Interest                                                                                     $34,168            $50,203
                                                                                                    ========          =========
       Income taxes                                                                                      $-           $232,731
                                                                                                    ========          =========


    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its wholly-owned subsidiaries. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of March 30, 2004, the results of operations for the thirteen and thirty-nine weeks ended March 30, 2004 and April 1, 2003 and cash flows for the thirty-nine weeks ended March 30, 2004 and April 1, 2003, have been included. Certain prior period amounts have been reclassified to conform to the March 30, 2004 presentation.

     The results for the thirteen and thirty-nine weeks ended March 30, 2004 and April 1, 2003 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended July 1, 2003.

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

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                        Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                 --------------------------------    --------------------------------
                                    March 30,         April 1,          March 30,         April 1,
                                      2004              2003              2004              2003
                                 --------------    --------------    --------------    --------------
Net loss attributable to
   common shareholders as
   reported                        $(2,587,484)        $(418,965)      $(1,954,896)        $(537,169)
   Less:  Stock-based
     employee compensation
     cost determined under
     the fair value method,
     net of related tax effects         41,433            59,780           124,116           179,341
                                 --------------    --------------    --------------    --------------
Pro forma net loss
   attributable to common
   shareholders                  $  (2,628,917)    $    (478,745)    $  (2,079,012)    $    (716,510)
                                 ==============    ==============    ==============    ==============

Net loss per share:
   Basic - as reported                   ($.03)            ($.01)            ($.03)            ($.01)
                                         ======            ======            ======            ======
   Basic - pro forma                     ($.03)            ($.01)            ($.03)            ($.01)
                                         ======            ======            ======            ======

   Diluted - as reported                 ($.03)            ($.01)            ($.03)            ($.01)
                                         ======            ======            ======            ======
   Diluted - pro forma                   ($.03)            ($.01)            ($.03)            ($.01)
                                         ======            ======            ======            ======

3. NET LOSS PER COMMON SHARE -The calculation of basic and diluted net loss per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

     The following table sets forth the computation of the basic and diluted net loss per share for the thirteen and thirty-nine weeks ended March 30, 2004 and April 1, 2003, respectively:

                                    Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                            ----------------------------------     --------------------------------
                               March 30,           April 1,           March 30,         April 1,
                                 2004                2003               2004              2003
                            --------------      --------------     --------------    --------------
Numerator:
Net loss attributable
   to common
   shareholders               $(2,587,484)          $(418,965)       $(1,954,896)        $(537,169)
                              ============          ==========       ============        ==========
Denominator:
  Share reconciliation:
  Shares used for basic
    loss per share             77,936,358          77,936,358         77,936,358        77,936,358
  Effect of dilutive
     items:
  Stock options                         -                   -                  -                 -
  Convertible securities                -                   -                  -                 -
                            --------------      --------------     --------------    --------------
   Shares used for
     dilutive loss per
     share                     77,936,358          77,936,358         77,936,358        77,936,358
                            ==============       =============     ==============    ==============
Net loss per share:
   Basic                            ($.03)              ($.01)             ($.03)             ($.01)
   Diluted                          ($.03)              ($.01)             ($.03)             ($.01)

     The dilutive net loss per share computation for the thirteen week and thirty-nine week periods ended March 30, 2004 excludes 9,246,618 and 3,560,309 shares, respectively, related to stock options and warrants because the effect of including them would be anti-dilutive. The dilutive net loss per share computation for the thirteen and twenty-six week periods ended April 1, 2003 excludes approximately 4,369,000 and 4,680,000 shares, respectively, related to employee stock options and approximately 418,000 shares for the thirty-nine week period ended April 1, 2003 related to convertible notes because the effect of including them would be anti-dilutive. For all periods presented, 1,300,000 shares of common stock issuable upon the exercise of the Series A Redeemable Convertible Preferred Stock were excluded from diluted earnings per share because the effect of including them would be anti-dilutive.


4. BENEFIT FOR INCOME TAXES - The benefit for income taxes for the thirteen and thirty-nine weeks ended March 30, 2004 and April 1, 2003 consists of the following:

                                  Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                           --------------------------------      --------------------------------
                              March 30,          April 1,           March 30,         April 1,
                                2004              2003                2004              2003
                           --------------    --------------      --------------    --------------
Federal - current              $(932,062)        $(365,534)          $(760,275)        $(380,947)
State - current                    3,425                                10,275             6,096
                           --------------    --------------      --------------    --------------
Total                          $(928,637)        $(365,534)          $(750,000)        $(374,851)
                           ==============    ==============      ==============    ==============

     The effective rate for income taxes differs from the statutory rate primarily as a result of the 100% valuation allowance against deferred tax assets. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized. At March 30, 2004, the Company had approximately $1,022,000 in net operating loss carryforwards for tax purposes that expire at various dates through 2019. Due to the acquisition of greater than 50% ownership in October 1999 by Windswept Acquisition Corporation, a wholly-owned subsidiary of Spotless Plastics
     (USA), Inc. ("Spotless"), the Company is limited to utilizing $68,000 of net operating loss carryforwards per annum.

5. CONTINGENCIES -The Company is a party to litigation matters and claims that are in the ordinary course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial statements.

6. RELATED PARTY TRANSACTIONS - As of March 30, 2004, the Company owed Spotless $5,000,000, which bears interest at the rate of LIBOR (1.5% at March 30, 2004) plus 1% per annum and is payable on demand. The Company has increased its liquidity by entering into an Account Receivable Finance Agreement dated as of February 5, 2004 with Spotless pursuant to which Spotless may purchase certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. The Company accounts for its transfers of accounts receivable to Spotless as sales under Statement of Financial Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the Account Receivable Finance Agreement, Spotless may, but is not obligated to, purchase one or more of the Company's accounts receivable, which are approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless may purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length, as may be adjusted by Spotless in its sole discretion. In addition, the Company pays varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the Account Receivable Finance Agreement are characterized as interest expense in the consolidated statements of operations. Further, the Company (a) manages any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and (b) bears any related litigation costs. For both the thirteen-weeks and thirty-nine weeks ended March 30, 2004, the Company sold approximately $1,179,000 of accounts receivable to Spotless and incurred approximately $208,000 of discounts and fees associated with these sales.


7. OIL STORAGE TANK PROJECT- In April 2003, the Company commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank and was found to be substantiallly different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter, in the amount of approximately $1,600,000, were billed to the customer. However, the collectibility of such monies cannot be assured. Accordingly, the Company has not recognized the revenue associated with this claim. The project has been substantially completed and the customer has refused to acknowledge its liability for the additional charges billed by the Company. The Company has retained legal counsel to review its claim with the customer and believes that additional monies billed will be collected. As of March 30, 2004, the Company has recognized revenue of approximately $1,600,000 with respect to the original scope of this project, of which approximately $728,000 is still due to the Company. The Company believes that its claim for additional compensation has legal merit and, if negotiations with the customer do not yield satisfactory results, the Company intends to pursue legal action against the customer for the additional costs incurred plus a reasonable profit margin.

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

     In recent months, the Company has encountered slower collections of certain of its accounts receivable, and its liquidity has been severely adversely affected by its unrecouped costs incurred in connection with an oil storage tank project. Accordingly, the Company has needed to borrow increased amounts from Spotless. As a result of the additional borrowings, the amount outstanding was $5,000,000 as of March 30, 2004. The Company has considered various alternatives to increase its liquidity, including a preliminary proposal made by Spotless in January 2004 to convert a significant portion of its outstanding debt into shares of the Company's common stock, which could have allowed Spotless to loan additional funds to the Company and to increase its ownership of the Company's common stock to over 90% and, if it so desired and with the consent of the Company's Series A Redeemable Convertible Preferred Stockholders, (a) effect a short-form merger and (b) terminate the public registration of the Company's common stock with the SEC under the Securities Exchange Act of 1934 because the common stock would no longer be held by at least 300 stockholders of record. In this connection, the Company increased its liquidity by entering an Account Receivable Finance Agreement, dated as of February 5, 2004, with Spotless pursuant to which Spotless may purchase certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. Under the Account Receivable Finance Agreement, Spotless may, but is not obligated to, purchase one or more of the Company's accounts receivable, which are approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless may purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length, as may be adjusted by Spotless in its sole discretion. In addition, the Company pays varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the Account Receivable Finance Agreement are characterized as interest expense in the consolidated statements of operations. Further, the Company
     (a) manages any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and (b) bears any related litigation costs. For both the thirteen-weeks and thirty-nine weeks ended March 30, 2004, the Company sold approximately $1,179,000 of accounts receivable to Spotless and incurred approximately $208,000 of discounts and fees associated with these sales.

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

     Deferred Tax Asset Valuation Allowance - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the Company's prior history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of March 30, 2004. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes for current income. Should the Company be profitable in the future at levels which cause management to conclude that it is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

     RESULTS OF OPERATIONS

     THIRTEEN WEEKS ENDED MARCH 30, 2004 AND APRIL 1, 2003

     Revenue

     Total revenues for the thirteen weeks ended March 30, 2004 decreased by $622,365, or 17%, to $3,026,183 from $3,648,548 for the thirteen weeks ended April 1, 2003. This decrease was primarily attributable to decreases of approximately $252,000 related to a nonrecurring mold remediation project in Mexico and approximately $386,000 related to the loss of business from an insurance company.

     Cost of Revenues

     Cost of revenues increased $1,445,423 or 45% to $4,650,312 for the thirteen weeks ended March 30, 2004 as compared to $3,204,889 for the thirteen weeks ended April 1, 2003, primarily due to cost overruns incurred on an oil storage tank project (see Note 7). Gross profit decreased $2,067,788 to $(1,624,129) for the thirteen weeks ended March 30, 2004 from $443,659, for the thirteen weeks ended April 1, 2003, primarily due to costs incurred on the oil tank storage project.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $58,239 or 4% to $1,521,322 for the thirteen weeks ended March 30, 2004 from $1,463,083 for the thirteen weeks ended April 1, 2003 and constituted approximately 50% and 40% of revenues in these periods, respectively. This increase was primarily attributable to increases in consulting expenses of approximately $97,000, marketing expenses of approximately $51,000, insurance expenses of approximately 49,000 and the provision for doubtful accounts of approximately $36,000, offset by decreases in legal expenses of approximately $127,000, sales salaries of approximately $37,000 and officers salaries of approximately $19,000.

     (Benefit) Expense Related to Variable Accounting Treatment for Officer Options

     Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The expense related to variable accounting treatment for officer options was $103,896 for the thirteen weeks ended March 30, 2004 compared to a benefit of ($270,409) for the thirteen weeks ended April 1, 2003. The expense in the thirteen weeks ended March 30, 2004 was due to an increase in the market price of the Company's common stock and/or a change in the number of options outstanding that are vested. The benefit in the thirteen weeks ended April 1, 2003 was due to a decrease in the market price of the Company's common stock and/or a change in the number of options outstanding that are vested. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

     Interest Expense

     Interest expense increased by $236,581 to $252,681 for the thirteen weeks ended March 30, 2004 from $16,100 for the thirteen weeks ended April 1, 2003. The increase in interest expense was primarily attributable to the discount recorded when Spotless purchased accounts receivable from the Company under the Account Receivable Finance Agreement and greater amounts of debt outstanding resulting from increased borrowings from Spotless for working capital.

     Benefit for Income Taxes

     The benefit for income taxes increased by $563,103 to $928,637 for the thirteen weeks ended March 30, 2004 from $365,534 for the thirteen weeks ended April 1, 2003.

     Net Loss

     Net loss increased by $2,168,519 to $2,567,984 for the thirteen weeks ended March 30, 2004 from $399,465 for the thirteen weeks ended April 1, 2003. The increase was the result of the factors discussed above.

     THIRTY-NINE WEEKS ENDED MARCH 30, 2004 AND APRIL 1, 2003

     Revenue

     Total revenues for the thirty-nine weeks ended March 30, 2004 increased by $704,011, or 5%, to $14,809,582 from $14,105,571 for the thirty-nine weeks ended April 1, 2003. This increase was primarily attributable to increases of approximately $852,000 related to an oil tank cleaning project, approximately $1,850,000 related to several fire restoration projects, approximately $923,000 related to emergency response work performed in Virginia and Maryland resulting from Hurricane Isabel, approximately $338,000 related to a mold remediation project in Connecticut, approximately $537,000 related to several water emergency services, approximately $162,000 related to a monitoring project of water containments, approximately $100,000 in training revenue and approximately $1,110,000 related to projects from a new insurance company customer, which was partially offset by decreases of approximately $3,750,000 related to a nonrecurring mold remediation project in Hawaii and Mexico, approximately $1,115,000 related to the loss of business from an insurance company and approximately $406,000 related to fewer emergency response projects for a local utility company.

     Cost of Revenues

     Cost of revenues increased $2,175,406 or 19% to $13,489,965 for the thirty-nine weeks ended March 30, 2004 as compared to $11,314,559 for the thirty-nine weeks ended April 1, 2003. Gross profit decreased $1,471,395 to $1,319,617, or 22% of total revenue, for the thirty-nine weeks ended March 30, 2004 from $2,791,012, or 20% of total revenue, for the thirty-nine weeks ended April 1, 2003, due primarily to cost overruns incurred on an oil storage tank project (see Note 7).

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by $121,860 or 3% to $3,927,781 for the thirty-nine weeks ended March 30, 2004 from $4,049,641 for the thirty-nine weeks ended April 1, 2003 and constituted approximately 27% and 29% of revenues in these periods, respectively. This decrease was primarily attributable to decreases in the provision for doubtful accounts of approximately $97,000, legal expenses of approximately $297,000 and sales salaries of approximately $115,000, offset by increases in consulting expenses of approximately $247,000, insurance expenses of approximately $115,000 and miscellaneous expenses of approximately $60,000.

     Benefit Related to Variable Accounting Treatment for Officer Options

     Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The benefit related to variable accounting treatment for officer options was $244,729 for the thirty-nine weeks ended March 30, 2004 compared to $432,974 for the thirty-nine weeks ended April 1, 2003. This benefit was due to a decrease in the market price of the Company's common stock and/or a change in the number of options outstanding that are vested. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

     Interest Expense

     Interest expense increased by $261,038 to $312,328 for the thirty-nine weeks ended March 30, 2004 from $51,290 for the thirty-nine weeks ended April 1, 2003. The increase in interest expense was primarily attributable to the discount recorded when Spotless purchased accounts receivable from the Company under the Account Receivable Finance Agreement and greater amounts of debt outstanding resulting from increased borrowings from Spotless for working capital.

     Benefit for Income Taxes

     The benefit for income taxes increased by $375,149 to $750,000 for the thirty-nine weeks ended March 30, 2004 from $374,851 for the thirty-nine weeks ended April 1, 2003.

     Net Loss

     Net loss increased by $1,417,727 to $1,896,396 for the thirty-nine weeks ended March 30, 2004 from $478,669 for the thirty-nine weeks ended April 1, 2003. The decrease was the result of the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 30, 2004, the Company had a cash balance of $235,186, working capital of $(260,232) and stockholders' equity of $870,483. As of July 1, 2003, the Company had cash balances of $130,096, working capital of $2,217,290 and stockholders' equity of $2,825,379. At July 2, 2002, the Company had cash balances of $399,679, working capital of $4,326,473 and stockholders' equity of $3,372,383. Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless, and through cash generated from operations. In the opinion of management, the Company expects to have sufficient working capital to fund its current operations as long as it does not encounter difficulty collecting its accounts receivable. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing from Spotless in addition to the financing contemplated by the Account Receivable Finance Agreement dated as of February 5, 2004, although Spotless is under no legal obligation to provide such additional funds. The Company currently has no credit facility for additional borrowing. Under the Account Receivable Finance Agreement, Spotless may, but is not obligated to, purchase one or more of the Company's accounts receivable, which are approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless may purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length, as may be adjusted by Spotless in its sole discretion. In addition, the Company pays varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the Account Receivable Finance Agreement are characterized as interest expense. As of March 30, 2004, the Company has incurred $208,000 of such discounts and fees. Further, the Company (a) manages any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and (b) bears any related litigation costs.

     Net cash used in operating activities was $2,429,973 for the thirty-nine weeks ended March 30, 2004 as compared to $383,744 for the thirty-nine weeks ended April 1, 2003. Accounts receivable increased by $2,338,466 for the thirty-nine weeks ended March 30, 2004 as a result of increased sales and difficulties in cash collections. Accounts receivable decreased by $874,261 for the thirty-nine weeks ended April 1, 2003 due to increased collection activities. Accounts payable and accrued expenses increased by $396,273 for the thirty-nine weeks ended March 30, 2004 as a result of the Company's cash collections difficulties which resulted in slower payments to vendors. Accounts payable and accrued expenses decreased $170,818 for the thirty-nine weeks ended April 1, 2003 due to lower sales volume. Refundable income taxes decreased by $330,186 for the thirty-nine weeks ended March 30, 2004 as a result of collection of a federal income tax refund.

     Cash used for capital expenditures was $714,701 during the thirty-nine weeks ended March 30, 2004 as compared to $1,078,497 for the thirty-nine weeks ended April 1, 2003.

     Financing activities for the thirty-nine weeks ended March 30, 2004 provided net cash of $3,249,764. This amount includes repayments of long-term debt of $323,769, proceeds from long-term debt of $312,533, payment of preferred stock dividends of $39,000 and proceeds from short-term loans from Spotless of $3,300,000. Financing activities for the thirty-nine weeks ended April 1, 2003 provided net cash of $1,121,137. This amount included repayments of long-term debt of $112,194, proceeds from long-term debt of $391,831, repayment of a convertible note to a related party of $100,000, payment of preferred stock dividends of $58,500, proceeds from borrowings from Spotless of $1,825,000 and repayments of borrowings to Spotless of $825,000.

     As of March 30, 2004, the Company owed Spotless $5,000,000. All borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent, are secured by all of the Company's assets and are payable on demand.

     The Company's liquidity has been severely adversely affected by its unrecouped costs incurred in connection with an oil storage tank project. The Company believes that it will be successful in collecting for this project, but no assurance can be given as to the timing or amount of any such recovery.

     Management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months unless the Company increases its borrowings from Spotless or sufficiently utilizes its Accounts Receivable Finance Agreement with Spotless. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing, from Spotless or otherwise, to meet its working capital needs. Management continues to pursue additional funding sources, but has been unable to attract debt or equity capital on terms more favorable than those available from Spotless. The Company anticipates continued revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company's bids will be accepted. The Company is striving to improve its gross margin and control its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (a) the ability to obtain environmental or related construction contracts, (b) the ability to generate positive cash flow from operations, and the extent thereof, (c) the ability to raise additional capital or obtain additional financing, and (d) economic conditions.

     The table below summarizes contractual obligations and commitments as of March 30, 2004:

                                Total            1 Year            2-3 Years        4-5 Years
                                -----            ------            ---------        ---------
       Operating leases      $1,390,105         $439,887          $  917,429        $  32,789
       Long-term debt           764,228          359,600             333,101           71,527
                             -----------        ---------         -----------       ----------
                             $2,154,333         $799,487          $1,250,530        $ 104,316
                             ===========        =========         ===========       ==========

     OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements.

     INFLATION

     Inflation has not had a material impact on the Company's operations over the past three fiscal years or during the thirty-nine weeks ended March 30, 2004.

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

     ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
              --------------------------------------------------------------

              Not applicable.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
              -------------------------------

              The Company is required to pay quarterly dividends on its Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred"), which dividends accrue from the initial date of issuance of the Series A Preferred, are cumulative and, if not paid when due, bear interest on the unpaid amount of the past due dividends at the prime rate published in The Wall Street Journal on the date the dividend was payable, plus 3%. The Company is currently in arrears on its Series A Preferred dividend payments and interest thereon in the aggregate amount of approximately $19,500 due to a lack of available cash. If the Company fails to make any four consecutive quarterly dividend payments on the Series A Preferred, the majority in interest of the holders of the Series A Preferred have the right to elect an additional director to the Company's Board of Directors, to serve as a director until such accrued and unpaid dividends have been paid in full. There can be no assurance when or if the Company will make any Series A Preferred dividend payments.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

              Not applicable

     ITEM 5.  OTHER INFORMATION
              -----------------

              Not applicable.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            a. Exhibits:
               31.1 Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a)
               31.2   Certification of Chief Financial Officer pursuant to
                      Section 302(a)
               32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

            b. Reports on Form 8-K:

               None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WINDSWEPT ENVIRONMENTAL GROUP, INC.




     Date: May 19, 2004                By:    /s/ Michael O'Reilly
                                           ------------------------------
                                           MICHAEL O'REILLY,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





     Date: May 19, 2004                By:    /s/ Charles L. Kelly, Jr.
                                           ------------------------------
                                           CHARLES L. KELLY, JR.
                                           Chief Financial Officer
                                           (Principal Financial Officer)