Form 10-K
period 2004-06-29
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2004-09-27
CIK 814915

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                    Annual Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended June 29, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter. $646,000

Based upon the closing sale price as reported on the OTC Electronic Bulletin Board of the NASD on August 30, 2004 ($.05 per share), the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $807,000.

As of August 30, 2004, the issuer had 77,936,358 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement expected to be filed and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2004 are incorporated into Part III of this Form 10-K.

                                     PART I
                                     ------

Introductory Comment - Forward Looking Statements
-------------------------------------------------

Statements contained in this Annual Report on Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that are based on the beliefs and current expectations of and assumptions made by the Company's management. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

     o   the market acceptance and amount of sales of the Company's services,
     o   the Company's success in increasing revenues and reducing expenses,
     o the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services the Company provides,
     o the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation,
     o the competitive environment within the industries in which the Company operates,
     o the Company's ability to raise additional capital to fund its activities,
     o   the Company's ability to continue as a going concern,
     o   the Company's ability to attract and retain qualified personnel, and
     o the other factors and information disclosed and discussed under the "Risk Factors" section of Item 1 and in other sections of this Annual Report on Form 10-K.

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

On October 29, 1999, the Company entered into a subscription agreement with Spotless Plastics (USA), Inc.

("Spotless"), a Delaware corporation, pursuant to which the Company sold to Windswept Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and a wholly-owned subsidiary of Spotless, 22,284,683 shares (the "Acquisition Corp. Common Shares") of common stock, par value $.0001 per share ("Common Stock"), and 9,346 shares of Series B Convertible Preferred Stock, par value $.01 per share ("Series B Preferred"), for an aggregate subscription price of $2,500,000 or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred. Each share of Series B Preferred had the equivalent voting power of 1,000 shares of Common Stock and was convertible into 1,000 shares of Common Stock.

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

The Company believes that its comprehensive emergency response abilities have greatly expanded its customer base to include those entities that value immediate response, enhanced capabilities and customer service. The Company's customers have included Fortune 500TM companies, insurance companies, industrial concerns, construction companies, oil companies, utilities, banks, school districts, state, local and county governments, commercial building owners and real estate development concerns. Currently, the Company's customers include Keyspan Energy Corporation, Allstate Insurance Company, the Bank of New York, State Farm Insurance Company, Consolidated Edison, and the New York State Department of Environmental Conservation for services including hazardous materials spill response, oil spill containment, and subsurface investigation and site remediation.

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

Insurance customers represent a substantial portion of the Company's target market: those with recurring needs for emergency services. During the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002, revenues from insurance customers represented approximately 38%, 20% and 9%, respectively, of total revenues. During the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002, the Company recognized net sales to significant customers as set forth below:
          Major Customers            June 29,        July 1,        July 2,
                                       2004           2003           2002
     --------------------------    -----------     ----------     ----------
            Customer A                  4%             0%            34%
            Customer B                  0%            19%             0%

While the Company intends to increase the amount of work performed for entities other than these customers, it expects to continue to be dependent on a few customers and/or the incurrence of large projects. The level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of the Company's services. However, because of the significant expansion of the Company's services provided, the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition and results of operations, unless the revenues generated from any such customer were not replaced by revenues generated by other customers. See "Risk Factors".

In order to provide emergency response services, it is necessary for the Company to employ a professional staff and to maintain an inventory of vehicles, equipment and supplies. The Company currently maintains a fleet of 24 spill response vessels with skimmer, diving and booming capabilities, 66 vehicles (including vacuum trucks, earth moving equipment, supply trucks and drilling vehicles) and 39 trailers equipped with various capabilities (such as a mobile wildlife clinic).

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

The Company has obtained a WCD Tier 3 marine oil spill response designation from the United States Coast Guard. This designation, which is the highest designation that can be obtained, allows the Company to respond to contamination containment spills, such as oil tanker disasters. The Company believes that it is one of approximately eight companies in the Northeastern United States with this designation.

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

MARKETING AND SALES

The Company's marketing program, the activity of which has been reduced in light of the Company's financial condition, has been directed toward establishing and maintaining relationships with businesses that have ongoing needs for one or more of the Company's services. The Company has strived to achieve internal growth by expanding services to its existing customer base and by marketing itself as a multiple-service company with immediate response capabilities. Clients who begin by utilizing one service often use other services provided by the

Company. The Company believes that, ultimately, it can service all of a client's environmental related construction and emergency response needs.

The Company's services are principally marketed, to the extent practicable, in the Northeastern United States. Business is obtained through client referral, cross selling of services to existing clients, sponsorship of training and development programs, professional referrals from insurance companies, architect/engineering firms and construction management firms for whom the Company has provided services, competitive bidding, and advertising. In all of its marketing efforts, including competitive bidding, the Company emphasizes its experience, industry knowledge, safety record and reputation for timely performance of contracts.

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

The Oil Pollution Act of 1990, which resulted from the Exxon Valdez oil spill and the subsequent damage to Prince William Sound, established a new liability compensation scheme for oil spills from onshore and offshore facilities and requires all entities engaged in the transport and storage of petroleum to maintain a written contingency plan to react to such types of events. Under the contingency plan, the petroleum products storage or transportation company must retain an Oil Spill Response Organization ("OSRO") and a natural resources/wildlife rehabilitator. OSROs are certified by the United States Coast Guard and receive designations based upon level of capability. In the event of an incident, the OSRO on standby must respond by being on site with containment capability within two to six hours of notification.

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

At present, the Company believes that surety bonds for a number of the Company's service lines are available only from a limited number of sureties. As a result of the foregoing and the Company's inability to obtain sufficient credit enhancements, the Company's ability to obtain surety and performance bonds has been limited, and this may have had an adverse impact on the Company's ability to obtain some projects. No assurance can be given that the Company will be able to obtain the surety or performance bonds required for all potential projects. A continued failure of the Company to obtain these bonds could materially and adversely affect certain components of the Company's operations.

EMPLOYEES/TECHNICAL STAFF

As of August 30, 2004, the Company employed a core group of approximately 78 persons including executive officers, project managers, specialists, supervisors, field staff, marketing and clerical personnel. The Company attempts to provide year-round employment for its core field staff by cross training. The Company promotes qualified field workers to supervisory positions and supervisors into production management and other staff positions, when applicable.

The Company employs laborers for field operations based upon the current workload. Approximately 46 field staff and supervisors are employed on a steady basis, with additional labor hired on an as-needed basis to supplement the work force. The Company utilizes several local unions to supply labor for bonded contract work. The Company has never had a work stoppage and believes that it has good relations with its employees.

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

GEOGRAPHIC INFORMATION

Since all of the Company's operations are located in the United States of America, the Company's geographic revenue information is based on the country in which the sales originate. Following is a table that shows the origin of revenues for the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002:

                    Geographic Information
                    ----------------------
               United States   Non-United States   Consolidated Total
               -------------   -----------------   ------------------
Fiscal 2004      $19,143,717             $23,036          $19,166,753
Fiscal 2003      $17,370,931            $460,258          $17,831,189
Fiscal 2002      $32,903,740                  $0          $32,903,740

No geographical data is shown for long-lived assets, since the Company's operations reside entirely in the United States.

BACKLOG

The Company does not have any measurable backlog. The Company's audit committee has directed management to implement a system by which backlog can be reliably measured.

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

THE COMPANY IS DEPENDENT ON THE INCURRENCE OF LARGE PROJECTS FROM A SMALL NUMBER OF CUSTOMERS. Because of the nature of the Company's services, the Company must generate most of its revenues from new customers. The Company cannot anticipate whether it will be able to replace such revenues with revenues from new projects in future periods. The inability of the Company to replace the revenues generated as a result of large projects performed in the fiscal year ended July 2, 2002, particularly the catastrophe response projects in the vicinity of the World Trade Center following the terrorist attack on September 11, 2001, which accounted for approximately 52% of the Company's revenues during such fiscal year, had a materially adverse impact on the Company in the fiscal years ended July 1, 2003 and June 29, 2004.

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

THE COMPANY MUST CORRECTLY MANAGE GROWTH. In the event that the Company pursues a business plan intended to further expand its business, any future growth may place significant demands on the Company's operational, managerial and financial resources. There can be no assurance that the Company's current management and systems will be adequate to address any future expansion of its business, particularly in light of recent staff reductions. In such event, any inability to manage the Company's growth or operations effectively could have a material adverse effect on its business, financial condition and results of operations.

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

THE ENVIRONMENTAL REMEDIATION INDUSTRY IS HIGHLY COMPETITIVE AND THE COMPANY FACES SUBSTANTIAL COMPETITION FROM OTHER COMPANIES. Many of the Company's competitors have greater financial, managerial, technical and marketing resources than the Company. To the extent that competitors possess or develop superior or more cost effective environmental remediation solutions or field service capabilities, or otherwise possess or acquire competitive advantages compared to the Company, its ability to compete effectively could be materially adversely affected.

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

THE COMPANY SOMETIMES HAS A CONCENTRATION OF CREDIT RISK. The Company often contracts with a limited number of customers that are involved in a wide range of industries. A small number of customers may therefore be responsible for a substantial portion of revenues at any time. While management assesses the credit risk associated with each proposed customer prior to the execution of a definitive contract, no assurances can be given that such assessments will be correct and that the Company will not incur substantial, noncollectible accounts receivable.

IN ORDER TO SUCCESSFULLY BID ON AND SECURE CONTRACTS TO PERFORM ENVIRONMENTAL REMEDIATION SERVICES OF THE NATURE OFFERED BY THE COMPANY TO ITS CUSTOMERS, IT OFTEN MUST PROVIDE SURETY BONDS WITH RESPECT TO EACH PROSPECTIVE AND, UPON SUCCESSFUL BID, ACTUAL PROJECTS. The number and size of contracts that the Company can perform is directly dependent upon its ability to obtain bonding. This ability to obtain bonding, in turn, is dependent, in material part, upon the Company's net worth and working capital. Currently, the Company does not have the capacity to obtain the level of bonding necessary to obtain larger projects. There can be no assurance that the Company will have adequate bonding capacity to bid on all of the projects which it would otherwise bid upon were it to have such bonding capacity or that it will in fact be successful in obtaining additional contracts on which it may bid.

COST OVERRUNS OR DISPUTED CHANGE ORDERS ON PROJECTS CALLING FOR FIXED PRICE PAYMENTS COULD HAVE MATERIALLY ADVERSE EFFECTS ON THE COMPANY. Cost overruns on projects covered by such contracts, due to such things as unanticipated price increases, unanticipated problems, inefficient project management, inaccurate estimation of labor or material costs or disputes over the terms and specifications of contract performance or change orders, could have a material adverse effect on the Company and its operations. For example, a disputed change order on a large contract has had a material adverse effect on the Company's results of operations for the fiscal year ended June 29, 2004. There can be no assurance that cost overruns or disputed change orders will not occur in the future and have a material adverse effect on the Company. In addition, in order to remain competitive in the future, the Company may have to agree to enter into more fixed price and per unit contracts than in the past.

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

The Company may need to incur additional indebtedness or raise additional capital to fund the capital needs of its operations or related to growth. Spotless has indicated that, at the present time, it will not lend additional funds to the Company outside the Accounts Receivable Finance Agreement. Spotless' intention to provide funding to the Company is continually reevaluated. There are no assurances that Spotless will provide lending in the future. The Company's ability to borrow additional funds from lenders other than Spotless is limited in light of the senior security interest that Spotless holds securing its $5 million in debt from the Company. To the extent additional debt financing cannot be raised on acceptable terms, the Company may need to raise additional funds through public or private equity financings. No assurance can be given that additional debt or equity financing will be available or that, if either or such financing is available, the terms of such financing will be favorable to the Company or to its stockholders without substantial dilution of their ownership and rights. If adequate funds are not available, the Company may be required to curtail its future operations significantly or to forego expansion opportunities.

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

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF THE COMPANY'S COMMON STOCK IN THE PUBLIC MARKET COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF ITS COMMON STOCK. As of August 30, 2004, the Company had 77,936,358 shares of Common Stock outstanding. The existence of a large number of shares eligible for sale could have an adverse effect on the market price of the Company's Common Stock and its ability to raise additional equity capital on terms beneficial to it.

THE COMPANY HAS EXPERIENCED SIGNIFICANT OPERATING LOSSES IN PRIOR YEARS AND MAY INCUR LOSSES IN THE FUTURE. Future losses could adversely affect the market value of the Common Stock. The Company incurred net losses of approximately $3,535,000 and $469,000 for the fiscal years ended June 29, 2004 and July 1, 2003, respectively. As of June 29, 2004, the Company had an accumulated deficit of approximately $34,718,000. Even though the Company has taken steps in an effort to reduce costs and expenses and to increase revenues, and had net income of approximately $3,495,000 in the fiscal year ended July 2, 2002, it may not incur profits at any time in the future.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company holds a lease expiring in 2007 for its 50,000 square foot facility located at 100 Sweeneydale Avenue, Bay Shore, New York 11706. The lease provides for a current annual rent of $366,204 and is subject to a 4% annual escalation. This facility houses all the operations of the Company, with the exception of a satellite office in Florida. The Company holds a lease expiring in 2007 for a satellite office in Ft. Lauderdale, Florida to enable it to procure projects in that state. The lease provides for a current annual rent of $77,274.

Management considers the Company's facilities sufficient for its present and currently anticipated future operations, and believes that these properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On August 5, 2004, Trade-Winds commenced an action in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $1,255,000 of contractual billings relating to a large roof tar removal project.

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

None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Since October 22, 1996, the Company's common stock has been traded on the OTC Electronic Bulletin Board of the NASD, under the symbol "WEGI." The following table sets forth the range of quarterly high and low bid prices, for the fiscal years ended June 29, 2004 and July 1, 2003, as provided by Standard and Poor's ComStock. These quotations represent inter-dealer prices, do not reflect retail markup, markdown, or commission and may not represent actual transactions.

                                                  Price Range of Common Stock
        FISCAL YEAR ENDED JULY 1, 2003

        Quarter Ended                             HIGH                   LOW
        -------------                             ----                   ---
        October 1, 2002                           $.20                   $.12
        December 31, 2002                         $.19                   $.13
        April 1, 2003                             $.17                   $.12
        July 1, 2003                              $.16                   $.12

        FISCAL YEAR ENDED JUNE 29, 2004

        Quarter Ended                             HIGH                   LOW
        -------------                             ----                   ---
        September 30, 2003                        $.14                   $.08
        December 30, 2003                         $.10                   $.04
        March 30, 2004                            $.12                   $.04
        June 29, 2004                             $.10                   $.05

The Company had approximately 735 holders of record of shares of its common stock as of August 30, 2004. There have been no dividends declared or paid on the Common Stock during the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002 and the Company has no current intentions to declare or pay dividends on the Common Stock. Under its Series A Convertible Preferred Stock Agreement, no common stock dividends may be paid until all preferred dividends are paid in full. Subject to the foregoing, the Company currently intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and other relevant factors.

There were no sales or issuances of the Company's unregistered equity securities occurring during the fiscal year ended June 29, 2004.

Information required by this item regarding equity compensation plans is addressed in Item 12, Part III of this report.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                                       Period from
                                             Fiscal Year    Fiscal Year   Fiscal Year    May 1, 2001
                                                Ended          Ended         Ended         through     Fiscal Years Ended April 30,
                                                                                                       ----------------------------
                                            June 29, 2004  July 1, 2003   July 2, 2002   July 3, 2001       2001           2000
                                            ----------------------------------------------------------------------------------------
Consolidated Operations Data:

Revenues                                    $ 19,166,753   $ 17,831,189   $ 32,903,740   $  2,322,511   $ 22,022,766   $ 12,845,165
Net income (loss)                             (3,535,334)      (469,004)     3,494,867       (720,303)     1,065,877     (2,256,997)
Net income (loss) per common share-basic            (.05)         (0.01)          0.05          (0.02)          0.03           (.09)
Net income (loss) per common share-diluted  $       (.05)  $      (0.01)  $       0.04   $      (0.02)  $       0.01   $       (.09)

Weighted average common shares outstanding:
Basic                                         77,936,358      77,936,358    63,300,953      38,481,254     38,459,953    26,927,083
Diluted                                       77,936,358      77,936,358    85,455,580      38,481,254     76,244,295    26,927,083

Consolidated Balance Sheet Data:

Total assets                                $ 11,331,165   $ 11,054,263   $ 10,212,538   $   8,192,568  $   8,806,398  $  6,699,204
Long-term debt and other liabilities             340,104        687,473      1,005,574         400,308        457,084       197,172
Convertible notes                                      -              -        100,000       2,780,000      2,780,000     2,780,000
Redeemable convertible preferred stock         1,300,000      1,300,000      1,300,000       1,300,000      1,300,000     1,300,000
Stockholders' equity                        $   (787,955)  $  2,825,379   $  3,372,383   $  (2,487,156) $  (1,753,853) $ (2,744,980)
(deficit)

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

The Company's revenues are derived primarily from providing emergency response, remediation and disaster restoration services, and its cost of revenues consists primarily of labor and labor related costs, insurance, benefits and job-related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment. The Company's selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, legal fees, sales salaries, marketing, consulting, insurance and travel and entertainment.

In April 2003, the Company commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter in the amount of approximately $1,600,000 were billed to the customer. However, the collectibility of such monies cannot be assured. Accordingly, the Company has not recognized the revenue associated with this claim. The project has been substantially completed and the customer has refused to acknowledge its liability for the additional charges billed by the Company. The Company has retained legal counsel to review its claim with the customer and believes that additional monies billed will be collected. As of June 29, 2004, the Company has recognized revenue of approximately $1,700,000 with respect to original scope of this project. As of August 30, 2004, all amounts due under the original contract have been paid to the Company. The Company believes that its claim for additional compensation has legal merit and, if negotiations with the customer do not yield satisfactory results, the Company intends to pursue legal action against the customer for the additional costs incurred plus a reasonable profit margin.

The Company has encountered slow collections of certain of its accounts receivable, and its liquidity has been severely adversely affected by its unrecouped costs incurred in connection with the oil storage tank project. Accordingly, the Company has needed to borrow increased amounts from Spotless. As a result of the additional borrowings, the amount outstanding was $5,000,000 as of June 29, 2004. The Company has considered various alternatives to increase its liquidity. In this connection, the Company increased its liquidity by entering an Account Receivable Finance Agreement, dated as of February 5, 2004, with Spotless pursuant to which Spotless has purchased certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. In the opinion of management, the Company expects to have sufficient working capital to fund its current operations as long as it does not encounter further difficulty collecting its accounts receivable or experience significant growth. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing in addition to the financing contemplated by the Account Receivable Finance Agreement. Spotless is under no contractual obligation to provide any funds, and it has indicated that, at the present time, it does not intend to provide any additional debt or equity financing to the Company outside the Account Receivable Finance Agreement. Currently, the Company has no credit facility for additional borrowing.

ABILITY TO CONTINUE AS A GOING CONCERN.

The Company's accompanying consolidated financial statements have been prepared assuming that it will continue as a going concern. They do not include any adjustments that might result should the Company be unable to continue as a going concern, and not assurance can be given that it will continue as a going concern.

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

Deferred Tax Asset Valuation Allowance - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the Company's history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of June 29, 2004. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes on current income. Should the Company be profitable in the future at levels which cause management to conclude that is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

RESULTS OF OPERATIONS

Fiscal Year Ended June 29, 2004 Compared to Fiscal Year Ended July 1, 2003
--------------------------------------------------------------------------

Revenues
--------

Revenues increased to $19,166,753 in the fiscal year ended June 29, 2004 ("fiscal 2004") compared to $17,831,189 in the fiscal year ended July 1, 2003 ("fiscal 2003"). The increase of $1,335,564, or 7%, was primarily attributable to increases of $1,200,000 related to a oil tank cleaning project, $1,033,702 related to emergency spill response, $1,582,097 related to insurance, $918,799 related to catastrophe response associated with Hurricane Isabel and $385,252 related to new operations in Florida. These increases were partially offset by decreases of $3,486,469 related to a non-recurring mold remediation project in Hawaii and $343,543 related to a non-recurring lead remediation project in New York City.

Cost of Revenues/Gross Profit
-----------------------------

Cost of revenues increased to $17,442,059, or 90% of total revenues, in fiscal 2004 compared to $14,314,519, or 80% of total revenues, in fiscal 2003. Gross profit decreased $1,791,976 to $1,724,694, or 9% of total revenues, for fiscal 2004 from $3,516,670, or 20% of total revenues, for fiscal 2003. This decrease in gross profit of $1,791,976, or 51%, was due primarily to cost overruns incurred on an oil tank cleaning project (discussed in Part I , Item 3). Direct field labor, including fringe and union benefits, subcontractor costs, disposal costs, equipment rental and insurance costs increased $1,513,728, $490,210, $471,624, $285,494 and $170,772, respectively, primarily as a result of the increased revenue. In response to deteriorating cash flows, the Company reduced its direct labor force. The Company's cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, cost of revenues include job related insurance costs, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation, disposal, and depreciation of capital equipment.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased by $255,033, or 5%, to $5,348,524 in fiscal 2004 from $5,603,557 in fiscal 2003 and constituted approximately 28% and 31% of total revenues in fiscal 2004 and 2003, respectively. The decrease was primarily attributable to decreases in legal expenses and sales salaries of $441,477 and $178,963, respectively. The decreases were partially offset by an increase in consulting expenses of $341,386.

Expense (Benefit) Related to Variable Accounting Treatment for Officer Options
------------------------------------------------------------------------------

Under the terms of an employment agreement, the Company's President and Chief Executive Officer may sell to the Company all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him. The benefit related to variable accounting treatment for these officer options decreased by $244,620 to a benefit of $348,626 in fiscal 2004 from a benefit of $593,246 in fiscal 2003. This was due to a decrease in the market price of the Company's common stock. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

Interest Expense
----------------

Interest expense increased by $852,272 in fiscal 2004 to $924,461 from $72,189 in fiscal 2003. The increase in interest expense was primarily attributable to greater levels of debt and the discount recorded under the Accounts Receivable Finance Agreement with Spotless.

(Benefit) Provision for Income Taxes
------------------------------------

The (benefit) provision for income taxes reflects an effective rate of (15)% and
(70)% in fiscal 2004 and 2003, respectively. The book benefit for taxable losses generated in prior periods was offset by recording a full valuation allowance. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses, and other temporary differences are "more likely than not" to be realized, as required by accounting principles generally accepted in the United States of America.

Net (Loss) Income
-----------------

Net (loss) and basic net (loss) attributable to common stockholders per share for fiscal 2004 were ($3,535,334) and ($.05), respectively. This compares to net loss and basic net loss attributable to common stockholders per share for fiscal 2003 of (469,004) and ($.01), respectively. The changes are primarily attributable to the factors described above.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2004, the Company had cash balances of $63,562, working capital deficit of $(2,103,971) and stockholders' deficit of $(787,955). As of July 1, 2003, the Company had cash balances of $130,096, working capital of $2,217,290 and stockholders' equity of $2,825,379. At July 2, 2002, the Company had cash balances of $399,679, working capital of $4,326,473 and stockholders' equity of $3,372,383. In addition, the Company incurred net losses of $3,535,334 and $469,004 for the fiscal years ended June 29, 2004 and July 1, 2003, respectively.

Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless, and through cash generated from operations. In the opinion of management, the Company expects to have sufficient working capital to fund its current operations as long as it does not encounter further difficulty collecting its accounts receivable or experience significant growth. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing in addition to the financing contemplated by the Account Receivable Finance Agreement between the Company and Spotless dated February 5, 2004. Spotless is under no contractual obligation to provide any funds, and it has indicated that, at the present time, it does not intend to provide any additional debt or equity financing to the Company outside the Account Receivable Finance Agreement. The Company currently has no credit facility for additional borrowing. Under the Account Receivable Finance Agreement, Spotless may, but is not obligated to, purchase one or more of the Company's accounts receivable, that are approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless may purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length, as may be adjusted by Spotless in its sole discretion. In this regards, all of Spotless' purchases have been made at 15% discount except one made in April 2004 for the amount of $711,450 in relation to an account receivable balance of $1,028,194, which constituted a 31% discount. In addition, the Company pays varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the Account Receivable Finance Agreement are characterized as interest expense. As of June 29, 2004, the Company has incurred approximately $765,000 of such discounts and fees. Further, the Company (a) manages any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and (b) bears any related litigation costs.

As of June 29, 2004, Spotless had purchased an aggregate amount of the Company's accounts receivable equaling $4,018,941 for an aggregate purchase price of $3,253,585. As of September 24, 2004, the last accounts receivable purchase made, Spotless had purchased an aggregate amount of the Company's accounts receivable equaling $4,991,252 for an aggregate purchase price of $4,080,050.

As of June 29, 2004, the Company owed Spotless $5,000,000 on short-term loans to fund working capital. During fiscal 2004, in order to address the Company's cash flow and operational concerns, to fund purchases of certain equipment and to fund operating losses, the Company borrowed $3,300,000 from Spotless. During fiscal 2004, the Company did not make any repayments to Spotless. All current borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent (2.6% and 2.1% at June 29, 2004 and July 1, 2003, respectively) and are secured by all of the Company's assets. As of June 29, 2004, interest of $129,266 was accrued and unpaid on these borrowings. On September 10, 2004, the Company repaid accrued interest to Spotless through August 24, 2004 of approximately $151,000.

In fiscal 2003, the Company repaid $100,000 of a convertible note held by a director of the Company.

During fiscal 2003, in order to address the Company's cash flow and operational concerns, the Company borrowed $2,325,000 from Spotless. During fiscal 2003, the Company repaid $825,000 to Spotless.

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

Net cash used in operating activities was ($2,343,180) in fiscal 2004, as compared to net cash provided by (used in) operating activities of ($317,504) and $2,521,922 in fiscal 2003 and 2002, respectively. Accounts receivable increased $1,057,539, or 17%, to $7,341,946 in fiscal 2004, reflecting processing delays in the Company's invoicing of its customers. Accounts receivable decreased $1,275,628, or 25%, to $6,284,407 in fiscal 2003, reflecting the collection of balances from the prior year's activities in the vicinity of the World Trade Center and a reduction in sales volume. Accounts receivable increased $2,275,940, or 37%, to $8,428,232 in fiscal 2002, reflecting the increase in sales volume attributable to work performed in the vicinity of the World Trade Center. Accounts payable and accrued expenses increased by $691,007, or 26%, as a result of increased revenues and slower payments to vendors. Such slow payment resulted from the delays in invoicing discussed above and the resulting deterioration of cash receipts. Accounts payable and accrued expenses decreased by $119,145, or 4%, to $2,681,022 in fiscal 2003 primarily as a result of reduced sales volume. Accounts payable and accrued expenses increased by $301,190, or 10.1%, to $3,268,618 in fiscal 2002 primarily as a result of the additional expenses incurred on the World Trade Center projects.

Investing activities used cash of $856,217, $1,914,576 and $688,073 in fiscal 2004, 2003 and 2002, respectively, principally for the purchase of property and equipment. Purchases of property and equipment increased in fiscal 2003 due to the purchase of commercial drying equipment enabling the Company to market such services.

Financing activities for fiscal 2004, fiscal 2003 and fiscal 2002 provided
(used) net cash of $3,132,863, $1,962,497 and ($1,757,902), respectively. In fiscal 2004, fiscal 2003 and fiscal 2002, these amounts include proceeds from short-term notes from Spotless of $3,300,000, $2,325,000 and $1,750,000 offset by repayments of short-term notes to Spotless of $0, $825,000 and $2,750,000, respectively. In addition, in fiscal 2004, fiscal 2003 and fiscal 2002, proceeds from long-term debt was $320,124, $844,209 and $137,965, respectively, offset by repayments of long-term debt of $448,260, $203,712 and $84,549 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. In fiscal 2003 and fiscal 2002, the Company repaid convertible notes of $100,000 and $680,000. In fiscal 2004, fiscal 2003 and fiscal 2002, the Company paid dividends on preferred stock of $39,000, $78,000 and $214,500, respectively. In fiscal 2002, the Company received proceeds from the exercise of stock options of $83,182.

Management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months unless the Company increases its borrowings from Spotless, obtains debt or equity financing from a third party or is able to sufficiently utilize its Accounts Receivable Finance Agreement with Spotless. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing, from Spotless or otherwise, to meet its working capital needs. Management continues to pursue additional funding sources, but has been unable to attract debt or equity capital on terms more favorable than those available from Spotless. So long as the Company has sufficient working capital, it anticipates continued revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company's bids will be accepted or that it will have sufficient working capital. The Company is striving to improve its gross margin and control its selling, general and administrative expenses. In this regard, in recent months the Company has reduced its expenses, including those relating to marketing, at an annualized rate of approximately $2 million. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (a) the ability to obtain environmental or related construction contracts, (b) the ability to generate positive cash flow from operations, and the extent thereof,
(c) the ability to raise additional capital or obtain additional financing, and
(d) economic conditions.

The table below summarizes contractual obligations and commitments as of June 29, 2004:

                             Total           1 Year        2-3 Years       4-5 Years     Thereafter
    Operating Leases       $1,281,007        $443,478     $   837,529     $       0         $0
    Long-term Debt            647,328         307,224         289,254        50,850          0
                           ----------        --------     -----------     ---------         --
    Total                  $1,928,335        $750,702     $ 1,126,783     $  50,850         $0
                           ==========        ========     ===========     =========         ==

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

See Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K.

EFFECT OF INFLATION

Inflation has not had a material impact on the Company's operations during fiscal 2004, fiscal 2003 and fiscal 2002.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Equity Price Risk - The Company's primary market risk exposure relates to the variable accounting treatment related to a put option for shares of common stock and common stock options held by an officer of the Company. Under the terms of an employment agreement, the officer may sell to the Company all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him. As of June 29, 2004, such shares and vested options to purchase shares aggregated 8,313,642 shares. Each $.01 increase or decrease in market price of the Company's stock impacts earnings by approximately $83,000.

Interest Rate Sensitivity - The Company's exposure to market risk for changes in interest rate primarily relates to its debt obligation to Spotless. The interest rate on the borrowings from Spotless is LIBOR plus 1% (2.6% at June 29, 2004). At June 29, 2004, total debt owed to Spotless was $5,000,000 with additional accrued interest of $129,266. Assuming variable rate debt at June 29, 2004, a one-point change in interest rates would impact annual net interest payments by approximately $50,000. The Company does not use derivative financial instruments to manage interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

Set forth below is a list of the financial statements of the Company included in this Annual Report on Form 10-K following Item 15.

               Item                                                        Page
               ----                                                        ----

Report of Independent Registered Public Accounting Firm                      27
Consolidated Balance Sheets as of June 29, 2004 and July 1, 2003             28
Consolidated Statements of Operations for the fiscal years ended
June 29, 2004, July 1, 2003 and July 2, 2002                                 29
Consolidated Statements of Stockholders' Equity for the fiscal
years ended June 29, 2004, July 1, 2003 and July 2, 2002                     30
Consolidated Statements of Cash Flows for the fiscal years ended
June 29, 2004, July 1, 2003 and July 2, 2002                                 31
Notes to Consolidated Financial Statements                             32 to 46

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

As of the end of the period covered by this annual report, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information under the captions "Director - Nominees", "Principal Occupations of Directors and Executive Officers", "Directors Compensation", "Board Meetings and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement expected to be filed within 120 days after the end of the Company's most recent fiscal year for the Annual Meeting of Stockholders to be held in 2004 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information under the captions "Executive Compensation", "Option/Stock Appreciation Rights ("SAR") Grants in Last Fiscal Year", "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Employment Agreements", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Company's definitive Proxy Statement expected to be filed within 120 days after the end of the Company's most recent fiscal year for the Annual Meeting of Stockholders to be held in 2004 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information under the caption "Security Ownership and Equity Compensation Plan Information" in the Company's definitive Proxy Statement expected to be filed within 120 days after the end of the Company's most recent fiscal year for the Annual Meeting of Stockholders to be held in 2004 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement expected to be filed within 120 days after the end of the Company's most recent fiscal year for the Annual Meeting of Stockholders to be held in 2004 is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

The information under the caption "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement expected to be filed within 120 days after the end of the Company's most recent fiscal year for the Annual Meeting of Stockholders to be held in 2004 is incorporated herein by reference.


                                     PART IV
                                     -------

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a) 1 and 2. Consolidated Financial Statements and Financial Schedules. The consolidated financial statements and financial statement schedules listed on the table of contents to consolidated financial statements on page 25 are filed as part of this Form 10-K.

(b)      Reports on Form 8-K. None.

(c)      Exhibits

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

4.02 Specimen Series B Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12,
         1999).

10.01 Option Certificate for 2,000,000 stock options issued to Michael O'Reilly. (Incorporated by reference to Exhibit 4.05 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29, 1997).

10.02 1997 Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-22491) filed with the SEC on February 27, 1997).

10.03 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-61905) filed with the SEC on August 20, 1998).

10.04 Form of Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Remediation, Inc., North Atlantic Laboratories, Inc. and New York Testing, Inc. and Spotless Plastics
         (USA), Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.05 Amended and Restated Employment Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (Date of
         Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.06 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.07 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.08 Letter Agreement dated October 29, 1999 between Michael O'Reilly and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.7 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.09 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed with the SEC on March 19, 2001).

10.10 Form of Amendment No. 1 dated November 16, 2001 to Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Restoration, Inc., North Atlantic Laboratories, Inc. and New York Testing Laboratories, Inc. and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13, 2002).

10.11 Promissory Note dated November 16, 2001 issued by the Company in favor of Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13, 2002).

10.12 Stipulation of Settlement of action entitled Nicolai Grib and Vladislav Kazarov v. Trade-Winds Environmental Restoration, Inc. and Gulf Insurance. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1,
         2003).

10.13 Account Receivable Finance Agreement, dated February 5, 2004, by and among the Company, Trade-Winds Environmental Restoration, Inc. and Spotless Plastics (USA) Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarter Report on Form 10-Q for the quarter ended December 30, 2003, filed with the SEC on February 10, 2004).

21.01    Subsidiaries of the Company.

23.01    Consent of Independent Registered Public Accounting Firm

31.1 Certification of Chief Executive Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

31.2 Certification of Chief Financial Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                                TABLE OF CONTENTS

                                                                        Page
                                                                     ----------

Report of Independent Registered Public Accounting Firm                  27

Consolidated Balance Sheets as of June 29, 2004 and July 1, 2003         28

Consolidated Statements of Operations for the fiscal years ended
June 29, 2004, July 1, 2003 and July 2, 2002                             29

Consolidated Statements of Stockholders' Equity for the fiscal
years ended June 29, 2004, July 1, 2003  And July 2, 2002                30

Consolidated Statements of Cash Flows for the fiscal years ended
June 29, 2004, July 1, 2003 and July 2, 2002                             31

Notes to Consolidated Financial Statements                         32 to 46

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.
Bay Shore, New York

We have audited the accompanying consolidated balance sheets of Windswept Environmental Group, Inc. and subsidiaries (the "Company") as of June 29, 2004 and July 1, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2004 and July 1, 2003, and the results of their operations and their cash flows for the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficit and a stockholders' deficit, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Jericho, New York
September 24, 2004

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                June 29,        July 1,
                                                                                                  2004           2003
                                                                                              ------------   ------------
ASSETS:

CURRENT ASSETS:
   Cash                                                                                       $    63,562    $   130,096
   Accounts receivable, net of allowance for doubtful accounts of $689,140
      and $402,804, respectively                                                                6,652,806      5,881,603
   Inventory                                                                                      151,270        215,466
   Costs and estimated earnings in excess of billings on uncompleted contracts                    608,047        871,753
   Prepaid expenses and other current assets                                                      257,565        279,597
   Refundable income taxes                                                                        641,795      1,080,186
                                                                                              ------------   ------------
      Total current assets                                                                      8,375,045      8,458,701

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
   $5,707,705 and $5,111,516, respectively                                                      2,757,463      2,497,435

OTHER ASSETS                                                                                      198,657         98,127
                                                                                              ------------   ------------

TOTAL                                                                                         $11,331,165    $11,054,263
                                                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
   Accounts payable                                                                           $ 2,309,328    $ 1,487,683
   Accrued expenses                                                                             1,101,701      1,193,339
   Short-term notes payable to related party                                                    5,000,000      1,700,000
   Billings in excess of costs and estimated earnings on uncompleted contracts                    239,511        299,427
   Accrued payroll and related fringe benefits                                                    924,725        659,659
   Current maturities of long-term debt                                                           307,224        436,617
   Income taxes payable                                                                           129,435              -
   Other current liabilities                                                                      467,092        464,686
                                                                                              ------------   ------------
      Total current liabilities                                                                10,479,016      6,241,411
                                                                                              ------------   ------------
LONG-TERM DEBT                                                                                    340,104        338,848
                                                                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 15)

REDEEMABLE COMMON STOCK                                                                                 -        348,625
                                                                                              ------------   ------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value;
   1,300,000 shares authorized and outstanding, respectively                                    1,300,000      1,300,000
                                                                                              ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares outstanding                -              -
Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares outstanding          -              -
Common stock, $.0001 par value; 150,000,000 shares authorized; 77,936,358 shares
   outstanding at June 29, 2004 and July 1, 2003                                                    7,794          7,794
Additional paid-in capital                                                                     33,922,017     34,000,017
Accumulated deficit                                                                           (34,717,766)   (31,182,432)
                                                                                              ------------   ------------
      Total stockholders' equity (deficit)                                                       (787,955)     2,825,379
                                                                                              ------------   ------------
TOTAL                                                                                         $11,331,165    $11,054,263
                                                                                              ============   ============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE FISCAL YEARS ENDED JUNE 29, 2004, JULY 1, 2003 AND JULY 2, 2002

                                                                   June 29,           July 1,          July 2,
                                                                     2004              2003             2002
                                                                --------------    --------------   --------------
Revenues                                                        $  19,166,753     $  17,831,189    $  32,903,740

Cost of revenues                                                   17,442,059        14,314,519       20,755,677
                                                                --------------    --------------   --------------

Gross margin                                                        1,724,694         3,516,670       12,148,063
                                                                --------------    --------------   --------------

Operating expenses (income):
   Selling, general and administrative expenses                     5,348,524         5,603,557        5,346,394
   (Benefit) expense related to variable
     accounting treatment for officer options and
      for officer options and
      redeemable common stock                                        (348,626)         (593,246)         555,812
                                                                --------------    --------------   --------------
      Total operating expenses                                      4,999,898         5,010,311        5,902,206
                                                                --------------    --------------   --------------

(Loss) income from operations                                      (3,275,204)       (1,493,641)       6,245,857
                                                                --------------    --------------   --------------

Other expense (income):
   Interest expense                                                   924,461            72,189          223,246
   Other income, net                                                  (29,386)          (23,040)         (14,576)
                                                                --------------    --------------   --------------
      Total other expense (income)                                    895,075            49,149          208,670
                                                                --------------    --------------   --------------

(Loss) income before (benefit) provision for income
  taxes                                                            (4,170,279)       (1,542,790)       6,037,187

(Benefit) provision for income taxes                                 (634,945)       (1,073,768)       2,542,320
                                                                --------------    --------------   --------------

Net (loss) income                                                  (3,535,334)         (469,004)       3,494,867

Dividends on preferred stock                                           78,000            78,000          468,719
                                                                --------------    --------------   --------------

Net (loss) income attributable to common
   shareholders                                                 $  (3,613,334)    $    (547,004)   $   3,026,148
                                                                ==============    ==============   ==============

Basic and diluted net (loss) income per common share:
         Basic                                                          $(.05)            $(.01)            $.05
                                                                        ======            ======            =====
         Diluted                                                        $(.05)            $(.01)            $.04
                                                                        ======            ======            =====


Weighted average number of common shares outstanding:
      Basic                                                         77,936,358        77,936,358       63,300,953
                                                                    ==========        ==========       ===========
      Diluted                                                       77,936,358        77,936,358       85,455,580
                                                                    ==========        ==========       ===========


See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE FISCAL YEARS ENDED JUNE 29, 2004, JULY 1, 2003 AND JULY 2, 2002

                                          Preferred Stock      Common Stock
                                          ---------------      ------------
                                         Number                                       Additional
                                           of        Par      Number of      Par       Paid-in       Accumulated
                                         Shares     Value      Shares       Value      Capital         Deficit         Total
                                         ------     -----      ------       -----      -------         -------         -----
Balance at July 4, 2001                   9,346     $  93    38,481,254     $3,848    $31,717,198    $(34,208,295)   $(2,487,156)

Exercise of stock options -
including tax benefit of $27,539
   benefit of $27,539                         -         -       404,680         40        110,681               -        110,721
Dividends on Series A preferred stock         -         -             -          -        (78,000)              -        (78,000)
Conversion of Series B preferred stock   (9,346)      (93)   10,495,174      1,050           (957)              -              -
Conversion of convertible note and
   related accrued and unpaid interest        -         -    28,555,250      2,856      2,329,095               -      2,331,951
Net income and comprehensive income           -         -             -          -              -       3,494,867      3,494,867
                                         -------    ------   -----------    -------   ------------   -------------   ------------
Balance at July 2, 2002                       -         -    77,936,358      7,794     34,078,017     (30,713,428)     3,372,383

Dividends on Series A preferred stock         -         -             -          -        (78,000)              -        (78,000)
Net loss and comprehensive loss               -         -             -          -              -        (469,004)      (469,004)
                                         -------    ------   -----------    -------   ------------   -------------   ------------
Balance at July 1, 2003                       -         -    77,936,358      7,794     34,000,017     (31,182,432)     2,825,379

Dividends on Series A preferred stock         -         -             -          -        (78,000)              -        (78,000)
Net loss and comprehensive loss               -         -             -          -              -      (3,535,334)    (3,535,334)
                                         -------    ------   -----------    -------   ------------   -------------   ------------
Balance at June 29, 2004                      -     $   -    77,936,358     $7,794    $33,922,017    $(34,717,766)   $  (787,955)
                                         =======    ======   ===========    =======   ============   =============   ============
                                            -       -


See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE FISCAL YEARS ENDED JUNE 29, 2004, JULY 1, 2003 AND JULY 2, 2002

                                                                                      Fiscal Year    Fiscal Year      Fiscal Year
                                                                                     Ended June 29,   To July 1,      Ended July
                                                                                         2004            2003            2002
                                                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) income                                                                 $(3,535,334)       (469,004)      3,494,867
   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

      Depreciation and amortization                                                      596,189         561,510         672,054
      Provision for doubtful accounts, net                                               286,336        (506,225)        338,620
      Compensation (benefit) related to officer options and redeemable common stock     (348,625)       (593,246)        555,812
   Changes in operating assets and liabilities:
      Accounts receivable                                                             (1,057,539)      2,143,825      (2,275,940)
      Inventory                                                                           64,196          81,008         (88,410)
      Costs and estimated earnings in excess of billings on uncompleted contracts        263,706        (370,329)        185,104
      Prepaid expenses and other current assets                                           22,032        (135,323)        (22,102)
      Other assets                                                                      (100,530)        108,988         (65,275)
      Accounts payable and accrued expenses                                              691,007        (119,145)        301,190
      Accrued payroll and related fringe benefits                                        265,066         108,568         (17,650)
      Income taxes payable                                                               567,826      (1,531,006)        (53,355)
      Other current liabilities                                                            2,406         296,699        (170,885)
      Billings in excess of costs and estimated earnings on uncompleted contracts        (59,916)        106,176        (332,108)
                                                                                     ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                   (2,343,180)       (317,504)      2,521,922
                                                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                  (856,217)     (1,914,576)       (688,073)
                                                                                     ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (856,217)     (1,914,576)       (688,073)
                                                                                     ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                 (448,261)       (203,712)        (84,549)
   Proceeds from long-term debt                                                          320,124         844,209         137,965
   Repayment of short-term notes payable to a related party                                    -        (825,000)     (2,750,000)
   Proceeds from short-term notes payable to a related party                           3,300,000       2,325,000       1,750,000
   Payment of convertible notes                                                                -        (100,000)       (680,000)
   Dividends paid on preferred stock                                                     (39,000)        (78,000)       (214,500)
   Proceeds from exercise of stock options                                                     -               -          83,182
                                                                                     ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    3,132,863       1,962,497      (1,757,902)
                                                                                     ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH                                                          (66,534)       (269,583)         75,947

CASH - BEGINNING OF PERIOD                                                               130,096         399,679         323,732
                                                                                     ------------    ------------    ------------

CASH - END OF PERIOD                                                                      63,562         130,096         399,679
                                                                                     ============    ============    ============

Cash paid during the period for:
Interest                                                                             $     45,146    $    39,405     $   274,129
                                                                                     =============   ============    ============
Taxes                                                                                $          -    $   230,596     $ 2,589,958
                                                                                     =============   ============    ============


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

         Basis of Presentation and Going Concern Considerations

         The accompanying consolidated financial statements include the accounts of Windswept Environmental Group, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has a working capital deficit and a stockholders' deficit, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         PROPERTY AND EQUIPMENT

         Property and equipment, consisting of machinery and equipment, office furniture and equipment, trucks and vehicles, and leasehold improvements, are stated at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. The estimated useful lives of the related assets are generally three to seven years. Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be reasonable through the estimated future cash flows from the use of the assets. Impairment is measured at fair value. There were no impairment charges for the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company establishes an allowance for accounts receivable based upon factors such as the credit risk of specific customers, historical trends and other information.

         The activity within the allowance for doubtful accounts for the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002 was as follows:

                                                      Fiscal Year        Fiscal Year       Fiscal Year
                                                         Ended              Ended             Ended
                                                        June 29,           July 1,           July 2,
                                                          2004              2003              2002
                                                     --------------    --------------    --------------
        Balance, beginning of period                 $     402,804     $     909,029     $     570,409
        Charged to costs and expenses                      323,384           303,972           686,296
        Deductions                                         (52,777)         (868,197)         (351,823)
        Recoveries                                          15,729            58,000             4,147
                                                     --------------    --------------    --------------
        Balance, end of period                       $     689,140     $     402,804     $     909,029
                                                     ==============    ==============    ==============

         (LOSS) INCOME PER SHARE

         The basic net (loss) income per share is computed using weighted average number of common shares outstanding for the applicable period. The diluted net (loss) income per share is computed using the weighted average number of common shares plus common equivalent shares outstanding, except if the effect on the per share amounts of including equivalents would be anti-dilutive.

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

         STOCK-BASED COMPENSATION

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial

         Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS 148 improves the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company adopted the disclosure requirements of SFAS 148 for the fiscal year ended July 1, 2003. The Company will continue to account for stock-based employee compensation under APB Opinion No. 25 and its related interpretations.

         The following table illustrates the effect on net (loss) income attributable to common shareholders and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002:

                                                                  Fiscal Year         Fiscal Year       Fiscal Year
                                                                     Ended               Ended             Ended
                                                                   June 29,             July 1,           July 2,
                                                                      2004                2003              2002
                                                                 --------------      --------------    --------------
         Net (loss) income attributable to
            common shareholders, as
            reported                                             $ (3,613,334)       $    (547,004)    $   3,026,148
            Less:  Stock-based employee
             compensation cost determined
             under the fair value method,
             net of related tax effects                               (140,119)           (239,121)         (271,401)
                                                                 --------------      --------------    --------------
         Pro forma net (loss) income
            attributable to common
            shareholders                                         $  (3,753,453)      $    (786,125)    $   2,754,747
                                                                 ==============      ==============    ==============

         Net (loss) income per share:
            Basic - as reported                                          $(.05)              $(.01)              $.05
                                                                         ======              ======              ====
            Basic - pro forma                                            $(.05)              $(.01)              $.04
                                                                         ======              ======              ====

            Diluted - as reported                                        $(.05)              $(.01)              $.04
                                                                         ======              ======              ====
            Diluted - pro forma                                          $(.05)              $(.01)              $.03
                                                                         ======              ======              ====

         The weighted average fair value of options granted during the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002 is estimated at $.22, $.14 and $.17, respectively, on the date of the grant.

         The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                 Fiscal Year         Fiscal Year       Fiscal Year
                                                                    Ended               Ended             Ended
                                                                   June 29,            July 1,           July 2,
                                                                     2004                2003              2002
                                                                --------------      --------------    --------------
         Risk free rate                                                   3.3%                3.3%              4.5%
         Dividend yield                                                      -                   -                 -
         Volatility                                                       149%                133%              146%
         Expected Option Life                                          5 years             5 years           5 years

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of June 29, 2004, the carrying value of cash, accounts receivable, accounts payable and notes payable and current maturities of long-term debt approximated fair value because of their short maturity. Based on a closing market price of the Company's common stock of $.05 at June 29, 2004, and the conversion provisions of the underlying instrument, the fair value of the Series A Redeemable Preferred Stock was $65,000. The Company believes that an undetermined discount for lack of liquidity would be appropriate due to the large amount of stock that would be issuable upon conversion.

         FISCAL YEAR

         The Company has a 52-53 week fiscal year ending on the Tuesday nearest June 30. Each fiscal year shall generally be comprised of four 13-week quarters, each containing two four-week months followed by one five-week month.

    2.   SALE OF CONTROLLING INTEREST AND REFINANCING

         On October 26, 1999, the Board of Directors of the Company created a class of 50,000 shares of preferred stock, par value $.01 per share, designated as the Series B Convertible Preferred Stock (the "Series B Preferred"). Each share of Series B Preferred had a liquidation preference of $79.04, was initially convertible into 1,000 shares of Common Stock, par value $.0001 per share, of the Company (the "Common Stock") (subject to adjustment) and was entitled to cast 1,000 votes, together with the Common Stock and the Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred"), on any matters subject to a vote of the holders of the Common Stock.

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

    3.   LIQUIDITY AND BUSINESS RISKS

         As of June 29, 2004, the Company had cash balances of $63,562, working capital deficit of $(2,103,971) and stockholders' deficit of $(787,955). As of July 1, 2003, the Company had cash balances of $130,096, working capital of $2,217,290 and stockholders' equity of $2,825,379. At July 2, 2002, the Company had cash balances of $399,679, working capital of $4,326,473 and stockholders' equity of $3,372,383. In addition, the Company incurred net losses of $3,535,334 and $469,004 for the fiscal years ended June 29, 2004 and July 1, 2003, respectively

         Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless, and through cash generated from operations. In the opinion of management, the Company expects to have sufficient working capital to fund its current operations as long as it does not encounter further difficulty collecting its accounts receivable or experience significant growth. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing in addition to the financing contemplated by the Account Receivable Finance Agreement between the Company and Spotless dated as of February 5, 2004. Spotless is under no contractual obligation to provide any funds, and it has indicated that, at the present time, it does not intend to provide any additional debt or equity financing to the Company outside the Account Receivable Finance Agreement. The Company currently has no credit facility for additional borrowing. Under the Account Receivable Finance Agreement, Spotless may, but is not obligated to, purchase one or more of the Company's accounts receivable, that are approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless may purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length, as may be adjusted by Spotless in its sole discretion. In this regards, all of Spotless' purchases have been made at a 15% discount except one made in April 2004 for the amount of $711,450 in relation to an account receivable balance of $1,028,194, which constituted a 31% discount. In addition, the Company pays varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the Account Receivable Finance Agreement are characterized as interest expense. As of June 29, 2004, the Company has incurred approximately $765,000 of such discounts and fees. Further, the Company
         (a) manages any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and (b) bears any related litigation costs.

         As of June 29, 2004, Spotless had purchased an aggregate amount of the Company's accounts receivable equaling $4,018,941 for an aggregate purchase price of $3,253,585. As of September 24, 2004, the last accounts receivable purchase made, Spotless had purchased an aggregate amount of the Company's accounts receivable equaling $4,991,252 for an aggregate purchase price of $4,080,050.

         As of June 29, 2004, the Company owed Spotless $5,000,000 on short-term loans to fund working capital. During fiscal 2004, in order to address the Company's cash flow and operational concerns, to fund purchases of certain equipment and to fund operating losses, the Company borrowed $3,300,000 from Spotless. During fiscal 2004, the Company did not make any repayments to Spotless. All current borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent and are secured by all of the Company's assets. As of June 29, 2004, interest of $129,266 was accrued and unpaid on these borrowings. On September 10, 2004, the Company repaid accrued interest to Spotless through August 24, 2004 of approximately $151,000.

         In fiscal 2003, the Company repaid $100,000 of a convertible note held by a director of the Company.

         During fiscal 2003, in order to address the Company's cash flow and operational concerns, the Company borrowed $2,325,000 from Spotless. During fiscal 2003, the Company repaid $825,000 to Spotless.

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

         Management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months unless the Company increases its borrowings from Spotless, obtains debt or equity financing from a third party or is able to sufficiently utilize its Accounts Receivable Finance Agreement with Spotless. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing, from Spotless or otherwise, to meet its working capital needs. Management continues to pursue additional funding sources, but has been unable to attract debt or equity capital on terms more favorable than those available from Spotless. So long as the Company has sufficient working capital, it anticipates continued revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company's bids will be accepted or that it will have sufficient working capital. The Company is striving to improve its gross margin and control its selling, general and administrative expenses. In this regard, in recent months the Company has reduced its expenses, including those related to marketing, at an annualized rate of approximately $2 million. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to:
         (a) the ability to obtain environmental or related construction contracts, (b) the ability to generate positive cash flow from operations, and the extent thereof, (c) the ability to raise additional capital or obtain additional financing, and (d) economic conditions.

    4.   PROPERTY AND EQUIPMENT
         Property and equipment consists of the following:

                                                                                 June 29,          July 1,
                                                                                   2004              2003
                                                                              --------------    --------------
         Machinery and equipment                                              $   5,386,673     $   4,851,497
         Office furniture and equipment                                             509,052           503,184
         Vehicles                                                                 2,029,084         1,713,911
         Leasehold improvements                                                     540,359           540,359
                                                                              --------------    --------------
                                                                                  8,465,168         7,608,951
         Less: accumulated depreciation and amortization                          5,707,705         5,111,516
                                                                              --------------    --------------
                                                                              $   2,757,463     $   2,497,435

5. ACCRUED EXPENSES

         Accrued expenses consist of the following:
                                                                                 June 29,          July 1,
                                                                                   2004              2003
                                                                              --------------    --------------

         Litigation reserves                                                  $      75,000     $     544,304
         Other                                                                    1,026,701           649,035
                                                                              --------------    --------------
                                                                              $   1,101,701     $   1,193,339
                                                                              ==============    ==============

6. LONG-TERM DEBT

         Long-term debt consists of various notes payable relating to the purchase of vehicles and equipment with interest rates ranging from 0% to 12.25%. The notes payable are secured by the underlying vehicles and equipment with a net carrying value of $1,025,442 at June 29, 2004.

         Repayments of long-term debt as of June 29, 2004 are as follows:

                                Fiscal Years Ending
                        ------------------------------------

                                  June 28, 2005                 $307,224
                                  June 27, 2006                  160,089
                                   July 3, 2007                  129,165
                                   July 1, 2008                   46,847
                                  June 30, 2009                    4,003
                                                               ----------
                                                               $ 647,328

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

         In March 1997, the Company completed a private offering of 10% convertible notes to several accredited investors. The Company received gross proceeds of $700,000 and incurred direct issuance costs of $173,656 related to the sale of the notes. Holders of convertible notes chose to convert $10,000 of notes into 20,000 shares of common stock in both fiscal 2000 and fiscal 1999. In March 2002, the remaining
         10% convertible notes were fully repaid.

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

         Pursuant to the terms of the RCPS, the Company is prohibited, without first obtaining the approval of at least a majority of the holders of the RCPS, from (i) altering or changing the rights, preferences, privileges or restrictions of shares of RCPS, (ii) increasing the authorized number of shares or adjusting the par value of RCPS, (iii) issuing any shares of capital stock ranking senior as to dividends or rights upon liquidation or dissolution to the RCPS or (iv) issuing any common stock at a price below the conversion price, as defined, to any officer, director or 10% shareholder. The liquidation value of the RCPS was $1,300,000 at June 29, 2004 and July 1, 2003, respectively.

    9.   REDEEMABLE COMMON STOCK

         On October 29, 1999, the Company entered into an Amended and Restated Employment Agreement (the "Employment Agreement") with Michael O'Reilly, the Company's President and Chief Executive Officer. The Employment Agreement is for an initial term of five years, which has been automatically extended for an additional year, calls for a base salary of $285,000 per year and a bonus equal to 2.5 percent of the Company's pre-tax income (as that term is defined in the Employment Agreement). Upon the termination of Mr. O'Reilly's employment by the Company (other than termination for cause, death or disability or his resignation without good reason, as defined in the Employment Agreement), Mr. O'Reilly will be entitled to sell, in a single transaction, any or all of shares of Common Stock held by him as of October 29, 1999 and all shares of Common Stock underlying options to purchase shares of Common Stock of the Company held by him as of October 29, 1999 (collectively the "O'Reilly Shares"), to the extent vested and exercisable, back to the Company (or pursuant to a letter agreement, dated October 29, 1999, between Michael O'Reilly and Spotless (the "Letter Agreement"), to Spotless to the extent that the Company's capital would be impaired by such a purchase) at a mutually agreeable price. If the parties are not able to agree upon a purchase price, then the purchase price will be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises.

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

         The Company recorded compensation expense (benefit) of ($348,626), ($593,246) and $555,812 relating to the O'Reilly Shares in the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002, respectively.

10. INCOME TAXES

         The (benefit) provision for income taxes for the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002 consists of the following:

                             Fiscal Year       Fiscal Year       Fiscal Year
                                Ended             Ended             Ended
                               June 29,           July 1,           July 2,
                                 2004              2003              2002
                            --------------    --------------    --------------
         Current:
           Federal          $    (648,645)    $  (1,080,186)    $   1,794,453
           State                   13,700             6,400           747,867
                            --------------    --------------    --------------
                                 (634,945)       (1,073,786)        2,542,320
                            --------------    --------------    --------------

         Deferred:
           Federal                      -                 -                 -
           State                        -                 -                 -
                            --------------    --------------    --------------
                                        -                 -                 -
                            --------------    --------------    --------------
                            $    (634,945)    $  (1,073,786)    $   2,542,320
                            ==============    ==============    ==============

         The benefit for income taxes for the fiscal years ended June 29, 2004 and July 1, 2003 represents the federal tax refund resulting from the carry back of the net loss incurred in each fiscal year net of state tax expense. At June 29, 2004, the Company has net operating loss carryforwards for tax purposes of approximately $3,251,000 that expire at various dates through 2024. As a result of a change in the Company's ownership, approximately $1,158,000 of these net operating loss carryforwards are subject to an annual usage limitation of approximately $68,000.

         The Company's effective tax rate for the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002 differs from the federal statutory rate as a result of the following:

                                               Fiscal Year     Fiscal Year       Fiscal Year
                                                 Ended            Ended             Ended
                                                June 29,          July 1,          July 2,
                                                  2004             2003             2002
                                             --------------   --------------   ---------------
         Statutory United
             States federal tax rate                (34.0)%          (34.0)%             34.0%
         State income taxes, net
            of federal benefit                          .2%              .2%              8.3%
         Utilization of federal
            and state net operating
            loss carryforwards                         0.0%             0.0%            (3.6)%
         Valuation allowance                          18.3%           (40.0)%              5.0%
         Other                                          .3%             4.2%            (1.6)%
                                             --------------   --------------   ---------------
                                                    (15.2)%          (69.6)%             42.1%
                                             ==============   ==============   ===============

         Deferred tax assets consist of the following components at June 29, 2004 and July 1, 2003:

                                                                         2004             2003
                                                                         ----             ----
         Net operating loss and credit carryforwards                   $1,712,000        $  614,000
         Reserves                                                         281,000           128,000
         Deferred compensation                                                  -           139,000
         Depreciation                                                   (281,000)          (217,000)
         Other, net                                                        64,000            60,000
                                                                       -----------       -----------
                                                                        1,776,000           724,000
         Less: Valuation allowance                                      1,776,000           724,000
                                                                       -----------       -----------
         Net deferred tax asset                                        $        -        $        -
                                                                       ===========       ===========


         At June 29, 2004 and July 1, 2003, the Company has provided a full valuation allowance against the gross deferred tax asset. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be realized.

    11.  COMMITMENTS

         Future minimum lease payments under a noncancellable operating lease for office space as of June 29, 2004 are as follows:
                       Fiscal Years Ending,
               ------------------------------------------

                        June 28, 2005                           $ 443,478
                        June 27, 2006                             458,126
                        July 3, 2007                              379,403
                                                                ----------
                        Total future minimum lease payments     $1,281,007
                                                                ==========

         Total rental expense was $434,790, $357,510 and $329,680, for the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002, respectively.

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

         During the fiscal years ended June 29, 2004 and July 1, 2003, the Company did not issue any shares of common or preferred stock.

         All of the foregoing stock issuances were valued at fair market value at the time of issuance.

    13.  STOCK OPTIONS

         As of June 29, 2004, 1,600,000 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 6,400,000 shares were available for future grant under the Company's three stock option plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. As of June 29, 2004, 8,801,618 shares of common stock were reserved for issuance upon the exercise of options and warrants then outstanding that were not covered under the Company's three stock option plans. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of the grant and are subject to certain quantity and other limitations specified in
         Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to five years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

         The summary of the status of the Company's outstanding stock options for the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002 is presented below:

                                                    Employees         Weighted                         Weighted
                                                       and             Average          Non-            Average
                                                    Directors         Exercise        Employee         Exercise
                                                     Options           Price          Options            Price
         Outstanding at July 4, 2001                 13,164,399         $.13            248,100          $.21
         Granted                                      1,600,000         $.19                  -             -
         Forfeited                                   (1,418,042)        $.22           (200,000)            -
         Exercised                                     (404,680)        $.21                                -
                                                     -----------                     -----------
         Outstanding at July 2, 2002                 12,941,677         $.13             48,100          $.21
         Granted                                        300,000         $.16                  -             -
         Forfeited                                   (1,420,059)        $.21            (18,100)         $.01
         Exercised                                            -            -                  -             -
                                                     -----------                      ----------
         Outstanding at July 1, 2003                 11,821,618         $.12             30,000          $.41
         Granted                                        650,000         $.22                  -             -
         Forfeited                                   (2,175,000)        $.26            (30,000)         $.41
         Exercised                                            -            -                  -             -
                                                     -----------                      ----------
         Outstanding at June 29, 2004                10,296,618         $.14                  -             -
                                                     ===========                      ==========

         Options exercisable at July 2, 2002         12,050,106         $.13             48,100          $.21
                                                     ===========        ====             ======          ====
         Options exercisable at July 1, 2003         11,821,618         $.12             30,000          $.41
                                                     ===========        ====             ======          ====
         Options exercisable at June 29, 2004        10,296,618         $.14                 -           $  -
                                                     ===========        ====             ======          ====

                                                 Weighted
                                 Number           Average
                              Outstanding        Remaining         Number
             Exercise         at June 29,       Contractual    Exercisable at
               Price             2004           Life (years)    June 29, 2004
               -----             ----           ------------   --------------

                  $.01         2,000,000              .33        2,000,000
                 $.079         5,486,309             5.25        5,486,309
                   $08           200,000             4.46          200,000
                $.1094           100,000             1.33          100,000
                  $.16           600,000             2.74          600,000
                  $.17           400,000             2.10          400,000
                  $.19           650,000             2.19          650,000
                  $.22           200,000             3.49          200,000
                  $.23           250,000             2.24          250,000
                $.3125            50,000              .16           50,000
                  $.34           250,000             4.13          250,000
                $.3438           110,309              .05          110,309
                ------        ----------             ----       ----------
                              10,296,618                        10,296,618
                              ==========                        ==========

    14.  RELATED PARTY TRANSACTIONS

         During the fiscal year ended June 29, 2004, the Company borrowed $3,300,000 from Spotless for working capital requirements and to fund losses. During the fiscal year ended July 1, 2003, the Company borrowed $2,325,000 from Spotless for working capital requirements and to fund certain fixed asset purchases. During the fiscal year ended July 2, 2002, the Company borrowed $1,750,000 from Spotless for working capital requirements and to fund the additional payroll required to service the World Trade Center related work. As a result of cash collected related to that work, the Company repaid $2,750,000 to Spotless during the fiscal year ended July 2, 2002. The Company repaid $825,000 to Spotless in the fiscal year ended July 1, 2003.

         The Company has increased its liquidity by entering into an Account Receivable Finance Agreement dated as of February 5, 2004 with Spotless pursuant to which Spotless may purchase certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. The Company accounts for its transfers of accounts receivable to Spotless as sales under Statement of Financial Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the Account Receivable Finance Agreement, Spotless may, but is not obligated to, purchase one or more of the Company's accounts receivable, that are approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless may purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length, as may be adjusted by Spotless in its sole discretion. In addition, the Company pays varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the Account Receivable Finance Agreement are characterized as interest expense in the consolidated statements of operations. Further, the Company (a) manages any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and (b) bears any related litigation costs. For the fiscal year ended June 29, 2004, the Company sold approximately $4,018,941 of accounts receivable to Spotless and incurred approximately $765,000 of discounts and fees associated with these sales.

         On November 16, 2001, the Company issued a promissory note in favor of Spotless with an original principal amount of $1,700,000, relating to previously borrowed funds, and amended its security agreement with Spotless, originally dated October 29, 1999, to secure such amounts under the promissory note with all of the Company's assets. There was a balance of $5,000,000 in loans from Spotless outstanding as of June 29, 2004. All borrowings bear interest at LIBOR plus 1 percent (2.6% and 2.1% at June 29, 2004 and July 1, 2003, respectively) and are due on demand. Interest expense related to this note was $103,113, $28,419 and $37,667 for the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002, respectively. As of June 29, 2004 and July 1, 2003, interest of $129,266 and $26,336, respectively, was accrued and unpaid on these borrowings.

         During the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002, Spotless charged the Company an administrative fee of $131,556, $101,256 and $150,628, respectively, of which $144,443 remains unpaid and included in accrued expenses as of June 29, 2004.

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

         In February 1997, the Company issued 650,000 shares of RCPS to a director of the Company and an additional 650,000 shares of RCPS to a partner of such director. During the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002, the Company paid $39,000, $78,000 and $214,500, respectively, of dividends and accrued interest to the RCPS holders.

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

         The Company paid a former outside director $24,385, $46,926 and $43,741 for consulting services in the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002, respectively.

    15.  CONTINGENCIES

         LITIGATION AND DISPUTES

         On August 5, 2004, Trade-Winds commenced an action in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $1,255,000 of contractual billings relating to a large roof tar removal project.

         In April 2003, the Company commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter in the amount of approximately $1,600,000 were billed to the customer. However, the collectibility of such monies cannot be assured. Accordingly, the Company has not recognized the revenue associated with this claim. The project has been substantially completed and the customer has refused to acknowledge its liability for the additional charges billed by the Company. The Company has retained legal counsel to review its claim with the customer and believes that additional monies billed will be collected. As of June 29, 2004, the Company has recognized revenue of approximately $1,700,000 with respect to original scope of this project. As of August 30, 2004, all amounts due under the original contract have been paid to the Company. The Company believes that its claim for additional compensation has legal merit and, if negotiations with the customer do not yield satisfactory results, the Company intends to pursue legal action against the customer for the additional costs incurred plus a reasonable profit margin.

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

    16.  MAJOR CUSTOMERS, GEOGRAPHIC INFORMATION AND CREDIT CONCENTRATIONS

         During the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002 the Company recognized net sales to significant customers as set forth below:

                                         June 29,        July 1,       July 2,
              Major Customers              2004           2003           2002
         --------------------------     ----------     ----------    -----------

                Customer A                  4%             0%            34%
                Customer B                  0%            19%             0%

         The Company is not dependent upon its relationship with any customer in the fiscal year ended June 29, 2004. The level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of the Company's services. However, because of the significant expansion of the Company's services provided, the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition and results of operations, unless the revenues generated from any such customer were not replaced by revenues generated by other customers.

         At June 29, 2004, 19 percent of the Company's accounts receivable related to one customer. At July 1, 2003, 17 percent and 11 percent, respectively, of the Company's accounts receivable related to two customers.

         During the fiscal year ended June 29, 2004, the Company had sales of approximately $23,000 to a customer outside the United States. During the fiscal year ended July 1, 2003, the Company had sales of approximately $460,000 to a customer outside the United States. During the fiscal year ended July 2, 2002, all of the Company's sales were to customers located in the United States. All of the Company's long-lived assets reside entirely in the United States.

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

    17.  NET (LOSS) INCOME PER SHARE

         The following table sets forth the computation of the basic and diluted net (loss) income per share for the fiscal years ended June 29, 2004, July 1, 2003 and July 2, 2002:

                                                     Fiscal Year         Fiscal Year         Fiscal Year
                                                         Ended               Ended               Ended
                                                        June 29,             July 1,            July 2,
                                                         2004                 2003               2002
                                                    --------------       --------------     --------------
         Numerator:
            Net (loss) income attributable
               to common shareholders               $  (3,613,334)       $    (547,004)     $   3,026,148
            Add interest and amortization
               on convertible notes, net of
               tax                                              -                    -             35,377
                                                    --------------       --------------     --------------
                                                    $  (3,613,334)       $    (547,004)     $   3,061,525
                                                    ==============       ==============     ==============

         Denominator:
            Share reconciliation:
               Shares used for basic
                  (loss) income per share              77,936,358           77,936,358         63,300,953
               Effect of dilutive items:
                  Stock options                                 -                    -          6,908,459
                  Convertible securities                        -                    -         15,246,168
                                                    --------------       --------------     --------------
               Shares used for dilutive
                  (loss) income per share              77,936,358           77,936,358         85,455,580
                                                    ==============       ==============    ===============

         Net (loss) income per share:
            Basic                                           $(.05)               $(.01)              $.05
                                                            ======               ======              ====
            Diluted                                         $(.05)               $(.01)              $.04
                                                            ======               ======              ====

         The diluted net loss per share for the fiscal years ended June 29, 2004 and July 11, 2003 excludes 10,296,618 and 11,851,618 shares issuable upon the exercise of stock options and 1,300,000 and 1,300,000 shares issuable upon the conversion of convertible securities, respectively. These shares are excluded due to their antidilutive effect as a result of the Company's net loss attributable to common shareholders during these periods.

    18.  UNAUDITED QUARTERLY DATA

         Summarized unaudited quarterly financial data for the fiscal years ended June 29, 2004 and July 1, 2003 are as follows:

         Fiscal Year Ended June 29, 2004
         -------------------------------         First            Second              Third           Fourth
                                                Quarter           Quarter            Quarter          Quarter
                                             --------------    --------------    --------------   --------------
         Revenues                            $   5,259,926     $   6,523,473     $   3,026,183    $   4,357,171
         Net income (loss)                   $     209,151     $     462,437     $  (2,567,984)   $  (1,638,938)
         Net income (loss) attributable to
             common shareholders             $     189,651     $     442,937     $  (2,587,484)   $  (1,658,438)
         Net income (loss) per common
            share - basic                             $.00              $.01             $(.03)           $(.02)
         Net income (loss) per common
            share - diluted                           $.00              $.01             $(.03)           $(.02)


         Fiscal Year Ended July 1, 2003
         -------------------------------         First            Second              Third           Fourth
                                                Quarter           Quarter            Quarter          Quarter
                                             --------------    --------------    --------------   --------------

         Revenues                            $   4,592,976     $   5,864,047     $   3,648,548    $   3,725,618
         Net income (loss)                   $     103,947     $    (183,151)    $    (399,465)   $       9,665
         Net income (loss) attributable to
             common shareholders             $      84,447     $    (202,651)    $    (418,965)   $      (9,835)
         Net income (loss) per common
            share - basic                             $.00             $(.00)            $(.01)           $(.00)
         Net income (loss) per common
            share - diluted                           $.00             $(.00)            $(.01)           $(.00)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Dated:   September 27, 2004

                                WINDSWEPT ENVIRONMENTAL GROUP, INC.

                                By: /s/ Michael O'Reilly
                                MICHAEL O'REILLY, President and Chief
                                Executive Officer

                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on September 27, 2004 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Michael O'Reilly and Charles L. Kelly, Jr., with full power of substitution, his true and lawful attorney-in-fact and agent to do any and all acts and things in his name and on his behalf in his capacities indicated below which he may deem necessary or advisable to enable Windswept Environmental Group, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but not limited to, power and authority to sign for him in his name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on September 27, 2004 by the following persons, in the capacities indicated.

                                By: /s/ Michael O'Reilly
                                   MICHAEL O'REILLY, President, Chief
                                   Executive Officer and Director (Principal
                                   Executive Officer)

                                By: /s/ Charles L. Kelly, Jr.
                                   CHARLES L. KELLY, Jr.,
                                   Chief Financial Officer and Director
                                   (Principal Financial Officer)

                                By: /s/ Joseph Murphy
                                   JOSEPH MURPHY, Vice President - Finance &
                                   Administration (Principal Accounting Officer)

                                By: /s/ Peter A. Wilson
                                   PETER A. WILSON, Chairman

                                By: /s/ Dr.Kevin Phillips
                                   DR. KEVIN PHILLIPS, Director

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

4.02 Specimen Series B Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12,
         1999).

10.01 Option Certificate for 2,000,000 stock options issued to Michael O'Reilly. (Incorporated by reference to Exhibit 4.05 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on September 29, 1997).

10.02 1997 Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-22491) filed with the SEC on February 27, 1997).

10.03 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-61905) filed with the SEC on August 20, 1998).

10.04 Form of Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Remediation, Inc., North Atlantic Laboratories, Inc. and New York Testing, Inc. and Spotless Plastics
         (USA), Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.05 Amended and Restated Employment Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (Date of
         Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.06 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.07 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.08 Letter Agreement dated October 29, 1999 between Michael O'Reilly and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.7 of the Company's Current Report on Form 8-K (Date of Report:
         October 29, 1999) filed with the SEC on November 12, 1999).

10.09 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed with the SEC on March 19, 2001).

10.10 Form of Amendment No. 1 dated November 16, 2001 to Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Restoration, Inc., North Atlantic Laboratories, Inc. and New York Testing Laboratories, Inc. and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13, 2002).

10.11 Promissory Note dated November 16, 2001 issued by the Company in favor of Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
         10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13, 2002).

10.12 Stipulation of Settlement of action entitled Nicolai Grib and Vladislav Kazarov v. Trade-Winds Environmental Restoration, Inc. and Gulf Insurance. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1,
         2003).

10.13 Account Receivable Finance Agreement, dated February 5, 2004, by and among the Company, Trade-Winds Environmental Restoration, Inc. and Spotless Plastics (USA) Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarter Report on Form 10-Q for the quarter ended December 30, 2003, filed with the SEC on February 10, 2004).

21.01    Subsidiaries of the Company.

23.02    Consent of Independent Registered Public Accounting Firm.

31.1 Certification of Chief Executive Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

31.2 Certification of Chief Financial Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.