Form 10-Q
period 2004-09-28
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2004-11-12
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 28, 2004,

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to __________.

                         Commission File Number: 000-17072

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

     The number of shares of Common Stock, par value $.0001, outstanding on November 4, 2004 was 77,936,358.

                         PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 28, 2004 AND JUNE 29, 2004

                                                                                           September 28,        June 29,
                                                                                               2004              2004
                                                                                         ---------------    ---------------
                                                                                           (Unaudited)
  ASSETS:

  CURRENT ASSETS:
     Cash                                                                                $    204,452        $     63,562
     Accounts receivable, net of allowance for doubtful accounts
        of $848,472 and $689,140, respectively                                              7,492,789           6,652,806
     Inventory                                                                                140,722             151,270
     Costs and estimated earnings in excess of billings on uncompleted contracts              275,972             608,047
     Refundable income taxes                                                                        -             641,795
     Prepaid expenses and other current assets                                                276,351             257,565
                                                                                         -------------       -------------
     Total current assets                                                                   8,390,286           8,375,045

  PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
     $5,873,657 and $5,707,705, respectively                                                2,647,522           2,757,463

  OTHER ASSETS                                                                                204,657             198,657
                                                                                         -------------       -------------

  TOTAL                                                                                  $ 11,242,465        $ 11,331,165
                                                                                         =============       =============

  LIABILITIES AND STOCKHOLDERS' EQUITY:

  CURRENT LIABILITIES:
     Accounts payable                                                                    $  1,617,558        $  2,309,328
     Accrued expenses                                                                       1,944,408           1,101,701
     Short-term notes payable to related party                                              5,000,000           5,000,000
     Billings in excess of cost and estimated earnings on uncompleted contracts                53,022             239,511
     Accrued payroll and related fringe benefits                                              958,573             924,725
     Current maturities of long-term debt                                                     258,620             307,224
     Other current liabilities                                                                948,107             596,527
                                                                                         -------------       -------------
     Total current liabilities                                                             10,780,288          10,479,016
                                                                                         -------------       -------------

  LONG-TERM DEBT                                                                              298,177             340,104
                                                                                         -------------       -------------

  COMMITMENTS AND CONTINGENCIES



  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares authorized; 1,300,000 shares outstanding at September 28, 2004
     and June 29, 2004                                                                      1,300,000           1,300,000
                                                                                         -------------       -------------

  STOCKHOLDERS' DEFICIT:
     Series B preferred stock, $.01 par value; 50,000 shares authorized;
        0 shares outstanding                                                                        -                   -
     Nondesignated preferred stock, no par value; 8,650,000 shares authorized;
        0 shares outstanding at September 28, 2004 and June 29, 2004                                -                   -
     Common stock, $.0001 par value; 150,000,000 shares authorized; 77,936,358 shares
        outstanding at September 28, 2004 and June 29, 2004.                                    7,794               7,794
     Additional paid-in-capital                                                            33,902,517          33,922,017
     Accumulated deficit                                                                  (35,046,311)        (34,717,766)
                                                                                         -------------       -------------
     Total stockholders' deficit                                                           (1,136,000)           (787,955)

  TOTAL                                                                                  $ 11,242,465        $ 11,331,165
                                                                                         =============       =============

  See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Thirteen Weeks Ended
                                                     ---------------------------------
                                                      September 28,     September 30,
                                                          2004               2003
                                                          ----               ----
    Revenues                                         $  5,478,506          $  5,259,926

    Cost of revenues                                    4,362,123             3,929,942
                                                     ------------          ------------

    Gross profit                                        1,116,383             1,329,984
                                                      ------------          ------------

    Operating expenses (income):
    Selling, general and administrative expenses        1,232,034             1,201,591
    Benefit related to variable accounting
       treatment for officer options                            -              (159,092)
                                                      ------------          ------------
    Total operating expenses                            1,232,034             1,042,499
                                                      ------------          ------------

    (Loss) income from operations                        (115,651)              287,485
                                                      ------------          ------------

    Other expense (income):
       Interest expense                                   211,104                28,143
       Other, net                                            (799)              (23,960)
                                                      ------------          ------------
    Total other expense                                   210,305                 4,183

    (Loss) income before provision for income taxes      (325,956)              283,302

    Provision for income taxes                              2,589                74,151
                                                      ------------          ------------

    Net (loss) income                                    (328,545)              209,151

    Dividends on preferred stock                           19,500                19,500
                                                      ------------          ------------

    Net (loss) income attributable to
      common shareholders                             $  (348,045)          $   189,651
                                                      ============          ============

    Basic and diluted net (loss) income per
      common share:
    Basic                                                   $(.00)                $.00
                                                            ======                =====
    Diluted                                                 $(.00)                $.00
                                                            ======                =====

    Weighted average number of common shares
      outstanding:
    Basic                                              77,936,358            77,936,358
                                                      ============          ============
    Diluted                                            77,936,358            81,137,932
                                                      ============          ============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                                                                    Additional
                                         Number of        Par         Paid-in       Accumulated
                                          Shares         Value        Capital          Deficit             Total
                                          ------         -----        -------          -------             -----
Balance at June 30, 2004                 77,936,358      $7,794     $33,922,017     $(34,717,766)      $  (787,955)

Dividends on Series A preferred stock                                   (19,500)                           (19,500)

Net loss                                          -           -               -         (328,545)         (328,545)
                                         -----------     -------    ------------    ----=--------      ------------

Balance at September 28, 2004            77,936,358      $7,794     $33,902,517     $(35,046,311)      $(1,136,000)
                                         ===========     =======    ============    =============      ============


                See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      Thirteen Weeks Ended
                                                                                              ----------------    -----------------
                                                                                               September 28,        September 30,
                                                                                                   2004                 2003
                                                                                              ----------------     ----------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                                                          $  (328,545)         $  209,151
       Adjustments to reconcile net (loss) income to net cash provided by (used in)
          operating activities:
          Depreciation and amortization                                                               165,952              142,396
          Provision for doubtful accounts, net                                                        159,332               88,975
          Benefit related to officer options and redeemable common stock                                    -             (159,092)
       Changes in operating assets and liabilities:
          Accounts receivable                                                                        (999,315)          (2,144,819)
          Inventory                                                                                    10,548              (14,414)
          Costs and estimated earnings in excess of billings on uncompleted contracts                 332,075               10,650
          Refundable income taxes                                                                     641,795                    -
          Prepaid expenses and other current assets                                                   (18,786)             118,096
          Other assets                                                                                 (6,000)                   -
          Accounts payable and accrued expenses                                                       131,437              297,880
          Accrued payroll and related fringe benefits                                                  33,848                7,682
          Other current liabilities                                                                   351,580              (85,921)
          Billings in excess of costs and estimated earnings on uncompleted contracts                (186,489)             (80,405)
                                                                                                  ------------         ------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                               287,432           (1,609,821)
                                                                                                  ------------         ------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                            (56,011)              (2,150)
                                                                                                  ------------         ------------
    NET CASH USED IN INVESTING ACTIVITIES                                                             (56,011)              (2,150)
                                                                                                  ------------         ------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of long-term debt                                                           (90,531)            (115,475)
       Payment of preferred stock dividends                                                                 -              (19,500)
       Proceeds from short-term notes payable to a related party                                            -            1,835,000
                                                                                                  ------------         ------------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                               (90,531)           1,700,025
                                                                                                  ------------         ------------

    NET INCREASE IN CASH                                                                              140,890               88,054

    CASH - BEGINNING OF PERIOD                                                                         63,562              130,096
                                                                                                  ------------         ------------

    CASH - END OF PERIOD                                                                          $   204,452          $   218,150
                                                                                                  ============         ============

    Cash paid during the period for:
       Interest                                                                                   $   168,726          $    12,171
                                                                                                  ============         ============
       Income taxes                                                                               $         -          $         -
                                                                                                  ============         ============


    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its wholly-owned subsidiaries, Trade-Winds Environmental Restoration, Inc. ("Trade-Winds") and North Atlantic Laboratories, Inc. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of September 28, 2004, the results of operations for the thirteen weeks ended September 28, 2004 and September 30, 2003 and cash flows for the thirteen weeks ended September 28, 2004 and September 30, 2003, have been included. Certain prior period amounts have been reclassified to conform to the September 28, 2004 presentation.

     The results for the thirteen weeks ended September 28, 2004 and September 30, 2003 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 29, 2004.

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

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:


                                                             Thirteen Weeks Ended
                                                       -------------------------------------
                                                         September 28,        September 30,
                                                             2004                 2003
                                                       ---------------      ----------------
Net (loss) income attributable to
   common shareholders as reported                        $(348,045)            $189,651
Less:  Stock-based employee
   compensation cost determined
   under the fair value method, net of
   related tax effects                                       25,849               40,265
                                                          ----------            ---------
Pro forma net (loss) income
   attributable to common
   shareholders                                           $(373,894)            $149,386
                                                          ==========            =========

Net (loss) income per share:
   Basic - as reported                                        $(.00)                $.00
                                                              ======                =====
   Basic - pro forma                                          $(.00)                $.00
                                                              ======                =====

   Diluted - as reported                                      $(.00)                $.00
                                                              ======                =====
   Diluted - pro forma                                        $(.00)                $.00
                                                              ======                =====

3. NET (LOSS) INCOME PER COMMON SHARE -The calculation of basic and diluted net (loss) income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

     The following table sets forth the computation of the basic and diluted net (loss) income per share for the thirteen weeks ended September 28, 2004 and September 30, 2003, respectively:

                                                                Thirteen Weeks Ended
                                                       --------------------------------------
                                                        September 28,          September 30,
                                                            2004                    2003
                                                       --------------         ---------------
Numerator:
Net (loss) income attributable to
   common shareholders                                    $ (348,045)           $   189,651
                                                          ===========           ============
Denominator:
  Share reconciliation:
  Shares used for basic (loss)
    income per share                                      77,936,358             77,936,358
  Effect of dilutive items:
     Stock options                                                 -              3,201,574
     Convertible securities                                        -                      -
                                                          -----------           ============

   Shares used for dilutive (loss)
     income per share                                     77,936,358             81,137,932
                                                          ===========           ============
Net (loss) income per share:
   Basic                                                       $(.00)                  $.00
   Diluted                                                     $(.00)                  $.00

     The dilutive net loss per share computation for the thirteen week period ended September 28, 2004 excludes 8,075,420 shares related to stock options because the effect of including them would be anti-dilutive. The dilutive net income per share computation for the thirteen week period ended September 30, 2003 excludes approximately 8,000,000 shares related to employee stock options because the effect of including them would be anti-dilutive. For all periods presented, 1,300,000 shares of common stock issuable upon the exercise of the Series A Redeemable Convertible Preferred Stock were excluded from diluted earnings per share because the effect of including them would be anti-dilutive.

4. PROVISION FOR INCOME TAXES - The provision for income taxes for the thirteen weeks ended September 28, 2004 and September 30, 2003 consists of the following:

                                              Thirteen Weeks Ended
                                        ------------------------------------
                                          September 28,       September 30,
                                               2004                2003
                                        ----------------    ----------------
Federal - current                            $    -             $70,726
State - current                              2,589               3,425
                                             -------            --------
Total                                        $2,589             $74,151
                                             =======            ========

     The effective rate for income taxes differs from the statutory rate primarily as a result of the 100% valuation allowance against deferred tax assets. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized.

5. CONTINGENCIES - On August 5, 2004, Trade-Winds commenced an action in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $1,255,000 of contractual billings relating to a large roof tar removal project.

     On October 22, 2004, Trade-Winds commenced an action against a local utility in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $2,000,000 of contractual billings and related damages with respect to its removal of sediment from an oil storage tank.

     The Company is a party to litigation matters and claims that are in the ordinary course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial statements.

6.   RELATED PARTY TRANSACTIONS - As of September 28, 2004, the Company owed

     Spotless Plastics (USA), Inc.("Spotless"), a company that owns 79% of the common stock of the Company, $5,000,000, which bears interest at the rate of LIBOR (1.97% at September 28, 2004) plus 1% per annum and is payable on demand. The Company has increased its liquidity by entering into an Account Receivable Finance Agreement ("ARFA")
     dated as of February 5, 2004 with Spotless pursuant to which Spotless may purchase certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. The Company accounts for its transfers of accounts receivable to  Spotless as sales  under  Statement  of  Financial  Standards
     No. 140, "Accounting for Transfers   and   Servicing  of  Financial
     Assets and Extinguishments of Liabilities." Under the ARFA, Spotless may, but is not obligated to, purchase one or more of the Company's accounts receivable that are approved by Spotless in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless may purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length, as may be adjusted by Spotless in its sole discretion. In addition, the Company pays varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the ARFA are characterized as interest expense in the consolidated statements of operations. Further, the Company (a) manages any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and
     (b) bears any related litigation costs. For the thirteen weeks ended September 28, 2004, the Company sold approximately $972,000 of accounts receivable to Spotless and incurred approximately $146,000 of discounts and fees associated with these sales.

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

     In April 2003, the Company commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter in the amount of approximately $1,600,000 were billed to the customer. However, the collectibility of such monies cannot be assured. Accordingly, the Company has not recognized the revenue associated with this claim. The project has been substantially completed and the customer has refused to acknowledge its liability for the additional charges billed by the Company. The Company has retained legal counsel to review its claim with the customer and believes that additional monies billed will be collected. As of June 29, 2004, the Company had recognized revenue of approximately $1,700,000 with respect to original scope of this project. As of August 30, 2004, all amounts due under the original contract have been paid to the Company.

     The Company has encountered slow collections of certain of its accounts receivable, and its liquidity has been severely adversely affected by its unrecouped costs incurred in connection with the aforementioned oil storage tank project. Accordingly, the Company has needed to borrow increased amounts from Spotless. As a result of the additional borrowings, the amount outstanding from Spotless was $5,000,000 as of September 28, 2004. The Company has considered various alternatives to increase its liquidity. In this connection, the Company increased its liquidity by entering into the ARFA, dated as of February 5, 2004, with Spotless pursuant to which Spotless has purchased certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. Through September 24, 2004, the date of the last accounts receivable purchase, Spotless had purchased an aggregate amount of our accounts receivable equaling $4,991,252 for an aggregate purchase price of $4,080,050.

     Spotless has informed the Company in a letter dated September 29, 2004, that, at this time, it intends to provide only an additional $150,000 in financing to the Company pursuant to the ARFA. Spotless has also indicated that it does not intend to provide any additional debt or equity financing to the Company. The Company is assessing the impact, if any, of Spotless' recent expression of intent. The Company's board of directors has appointed a special committee consisting of independent director Anthony P. Towell to investigate its alternatives.

     In the opinion of management, the Company expects to have sufficient working capital to fund its current operations as long as it does not encounter further difficulty collecting its accounts receivable or experience significant growth. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing in addition to the financing contemplated by the ARFA. Spotless is under no contractual obligation to provide any funds, and it has indicated that, at the present time, it does not intend to provide any additional debt or equity financing to the Company outside the ARFA. Currently, the Company has no credit facility for additional borrowing.

     ABILITY TO CONTINUE AS A GOING CONCERN

     The Company's accompanying consolidated financial statements have been prepared assuming that it will continue as a going concern. They do not include any adjustments that might result should the Company be unable to continue as a going concern, and no assurance can be given that it will continue as a going concern.

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

     Deferred Tax Asset Valuation Allowance - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the Company's prior history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of September 28, 2004. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes for current income. Should the Company be profitable in the future at levels which cause management to conclude that it is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

     RESULTS OF OPERATIONS

     THIRTEEN WEEKS ENDED SEPTEMBER 28, 2004 AND SEPTEMBER 30, 2003

     Revenue

     Total revenues for the thirteen weeks ended September 28, 2004 increased by $218,580, or 4%, to $5,478,506 from $5,259,926 for the thirteen weeks ended September 30, 2003. This increase was primarily attributable to increased emergency response work associated with hurricanes in Florida.

     Cost of Revenues

     Cost of revenues increased $432,181 or 11%, to $4,362,123 for the thirteen weeks ended September 28, 2004 as compared to $3,929,942 for the thirteen weeks ended September 30, 2003, primarily due to cost overruns incurred on a fixed price contract of approximately $200,000 and due an increased volume of remediation activity. Gross profit decreased $213,601 to $1,116,383 for the thirteen weeks ended September 28, 2004 from $1,329,984 for the thirteen weeks ended September 30, 2003.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $30,443, or 3%, to $1,232,034 for the thirteen weeks ended September 28, 2004 from $1,201,591 for the thirteen weeks ended September 30, 2003 and constituted approximately 23% of revenues in each period. This increase was primarily attributable to increases in legal expenses of approximately $108,000, bad debt expense of approximately $75,000 and consulting expenses of approximately $50,000, offset by decreases in sales salaries, sales travel and entertainment, marketing and other salaries of approximately $183,000. All of these decreases were a result of management reductions in staff and discretionary spending.

     Benefit Related to Variable Accounting Treatment for Officer Options

     Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The benefit related to variable accounting treatment for officer options was $159,092 for the thirteen weeks ended September 30, 2003. There was no benefit or expense required to be recorded in the thirteen weeks ended September 28, 2004 due to the low market price of the Company's common stock. The benefit in the thirteen weeks ended September 30, 2003 was due to a decrease in the market price of the Company's common stock and/or a change in the number of options outstanding that are vested. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

     Interest Expense

     Interest expense increased by $182,961 to $211,104 for the thirteen weeks ended September 28, 2004 from $28,143 for the thirteen weeks ended September 30, 2003. The increase in interest expense was primarily attributable to the discount recorded when Spotless purchased accounts receivable from the Company under the ARFA and greater amounts of debt outstanding resulting from increased borrowings from Spotless for working capital.

     Provision for Income Taxes

     The provision for income taxes for the thirteen weeks ended September 28, 2004 was $2,589 compared to $74,151 for the thirteen weeks ended September 30, 2003.

     Net Loss

     A net loss of $(328,545) was incurred for the thirteen weeks ended September 28, 2004 as compared to net income of $283,302 incurred for the thirteen weeks ended September 30, 2003. The change was the result of the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 28, 2004, the Company had a cash balance of $204,452, working capital deficit of $(2,390,002) and stockholders' deficit of $(1,136,000). As of June 29, 2004, the Company had cash balances of $63,562, working capital deficit of $(2,103,971) and stockholders' deficit of $(787,955). Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless, and through cash generated from operations.

     Spotless has informed the Company in a letter dated September 29, 2004, that, at this time, it intends to provide only an additional $150,000 in financing to the Company pursuant to the ARFA. Spotless has also indicated that it does not intend to provide any additional debt or equity financing to the Company. The Company is assessing the impact, if any, of Spotless' recent expression of intent. The Company's board of directors has appointed a special committee consisting of independent director Anthony P. Towell to investigate its alternatives.

     In the opinion of management, the Company expects to have sufficient working capital to fund its current operations as long as it does not encounter further difficulty collecting its accounts receivable or experience significant growth. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing in addition to the financing contemplated by the ARFA. Spotless is under no contractual obligation to provide any funds, and it has indicated that, at the present time, it does not intend to provide any additional debt or equity financing to the Company outside the ARFA. Currently, the Company has no credit facility for additional borrowing.

     Under the ARFA, Spotless may, but is not obligated to, purchase one or more of the Company's accounts receivable that are approved by Spotless in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless may purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length, as may be adjusted by Spotless in its sole discretion. In this regards, all of Spotless' purchases have been made at 15% discount except one made in April 2004 for the amount of $711,450 in relation to an account receivable balance of $1,028,194, which constituted a 31% discount. In addition, the Company pays varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the ARFA are characterized as interest expense. Through September 28, 2004, the Company has incurred approximately $911,000 of such discounts and fees. Further, the Company (a) manages any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and (b) bears any related litigation costs.

     As of September 28, 2004, the Company owed Spotless $5,000,000 in short-term loans to fund working capital. During the thirteen weeks ended September 28, 2004, the Company did not make any repayments to Spotless. All current borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent (1.97% at September 28, 2004) and are secured by all of the Company's assets. On September 10, 2004, the Company paid accrued interest to Spotless through August 24, 2004 of approximately $151,000. As of September 28, 2004, interest of $11,966 was accrued and unpaid on these borrowings.

     Net cash provided by operating activities was $287,432 for the thirteen weeks ended September 28, 2004 as compared to net cash used in operations of $1,609,821 for the thirteen weeks ended September 30, 2003. Accounts receivable increased by $999,315 for the thirteen weeks ended September 28, 2004 as a result of increased sales related to the hurricanes in Florida. Accounts receivable increased by $2,144,819 for the thirteen weeks ended September 30, 2003 due to hurricane-related work and difficulties with cash collections. Refundable income taxes decreased by $641,795 for the thirteen weeks ended September 28, 2004 due to the receipt of a federal income tax refund. Accounts payable and accrued expenses increased by $131,437 for the thirteen weeks ended September 28, 2004 as a result of an increased volume of remediation activity. Accounts payable and accrued expenses increased $297,880 for the thirteen weeks ended September 30, 2003 due to increased sales volume.

     Cash used for capital expenditures was $56,011 during the thirteen weeks ended September 28, 2004 as compared to $2,150 for the thirteen weeks ended September 30, 2003.

     Financing activities for the thirteen weeks ended September 28, 2004 used net cash of $90,531 for repayments of long-term debt. Financing activities for the thirteen weeks ended September 30, 2003 provided net cash of $1,700,025. This amount included repayments of long-term debt of $115,475, proceeds from borrowings from Spotless of $1,835,000 and payments of preferred stock dividends of $19,500.

     The Company's liquidity has been severely adversely affected by its unrecouped costs incurred in connection with an oil storage tank project. The Company believes that it will be successful in collecting for this project, but no assurance can be given as to the timing or amount of any such recovery. Management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months unless the Company increases its borrowings from Spotless, obtains debt or equity financing from a third party or is able to sufficiently utilize the ARFA with Spotless. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing, from Spotless or otherwise, to meet its working capital needs. Management continues to pursue additional funding sources, but has been unable to attract debt or equity capital on terms more favorable than those available from Spotless. So long as the Company has sufficient working capital, it anticipates continued revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company's bids will be accepted or that it will have sufficient working capital. The Company is striving to improve its gross margin and control its selling, general and administrative expenses. In this regard, in recent months the Company has reduced its expenses, including those relating to marketing, at an annualized rate of approximately $2 million. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to:

     (a) the ability to obtain environmental or related construction contracts,
     (b) the ability to generate positive cash flow from operations, and the extent thereof, (c) the ability to raise additional capital or obtain additional financing, and (d) economic conditions.

     The table below summarizes contractual obligations and commitments as of September 28, 2004:

                                    Total            1 Year            2-3 Years        4-5 Years
                                    -----            ------            ---------        ---------
         Operating leases        $1,170,744         $447,116            $723,628         $ -
         Long-term debt             556,797          258,620             266,871          31,306
                                 -----------        ---------           ---------        --------
                                 $1,727,541         $705,736            $990,499         $31,306
                                 ===========        =========           =========        ========

     OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements.

     INFLATION

     Inflation has not had a material impact on the Company's operations over the past three fiscal years or during the thirteen weeks ended September 28, 2004.

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

     FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

         o  the market acceptance and amount of sales of the Company's services,
         o  the Company's success in increasing revenues and reducing expenses,
         o the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services the Company provides,
         o the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation,
         o the competitive environment within the industries in which the Company operates,
         o  the Company's ability to raise additional capital,
         o  the Company's ability to continue as a going concern,
         o the Company's ability to effectively implement and maintain its internal controls and procedures,
         o  the Company's ability to attract and retain qualified personnel, and
         o the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-Q and in the Company's Report on Form 10-K for the fiscal year ended June 29, 2004.

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

     The foregoing discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 and with the consolidated financial statements included in the Company's annual report on Form 10-K for the period ended June 29, 2004.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to potential loss from market risks that may occur as a result of changes in the market price of the Company's common stock (with respect to the variable accounting treatment of a put option for shares of common stock and common stock options held by an officer of the Company) and as a result of changes in interest rates (primarily with respect to its debt obligations to Spotless). There have been no material changes to the nature of Company's market risks since the Company's Annual Report on Form 10-K for the period ended June 29, 2004.

     ITEM 4.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Company's principal executive and financial officers of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. During such time, in order to address issues relating to revenue recognition and allocation of expenses associated with the Company's contract and billing procedures which include, but are not limited to, direct participation by the Company's chief executive officer in customer invoice preparation and the evaluation of the accuracy of vendor invoices, the audit committee appointed a task force to assist management in addressing these matters, and the Company has implemented or is in the process of implementing the following changes to its internal controls and procedures, among others, under the supervision of the chief executive officer:

     o authorizing the Company's in-house attorney to oversee its contract and billing procedures;
     o standardizing and consolidating the Company's form of contracts; and
     o requiring customers to agree in writing with respect to rates, including cost estimates where appropriate, before the Company commences projects.

     The Company is assigning high priority to the short-term and long-term correction of its internal control weaknesses, and will continue to evaluate the effectiveness of its internal controls and procedures on an on-going basis and will take further action as might be appropriate. Other than implementing the improvements discussed above, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

     In connection with the foregoing, the Company's principal executive and financial officers have concluded that, except as noted above, and subject to the inherent limitations in all control systems, the Company's current disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information that is required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information the Company is required to disclose in such reports is accumulated and communicated to management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

                           PART 2 - OTHER INFORMATION
                           --------------------------

     ITEM 1.      LEGAL PROCEEDINGS
                  -----------------

                  On August 5, 2004, Trade-Winds commenced an action against the New York City Economic Development Corporation (the "EDC") in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the EDC filed a motion to dismiss, denying Trade-Winds' claims. The Company is in the process of preparing a response and intends to pursue this case vigorously.

                  On October 22, 2004, Trade-Winds commenced an action against Consolidated Edison Company in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $2,000,000 of contractual billings and related damages with respect to its removal of sediment from an oil storage tank.

                  The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial statements.

     ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  Not applicable.

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                  The Company is required to pay quarterly dividends on its Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred"), which dividends accrue from the initial date of issuance of the Series A Preferred, are cumulative and, if not paid when due, bear interest on the unpaid amount of the past due dividends at the prime rate published in The Wall Street Journal on the date the dividend was payable, plus 3%. The Company is currently in arrears on its Series A Preferred dividend payments and interest thereon in the aggregate amount of approximately $60,000 due to a lack of available cash. If the Company fails to make any four consecutive quarterly dividend payments on the Series A Preferred, the majority in interest of the holders of the Series A Preferred have the right to elect an additional director to the Company's Board of Directors, to serve as a director until such accrued and unpaid dividends have been paid in full. There can be no assurance when or if the Company will make any Series A Preferred dividend payments.

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

     ITEM 5.      OTHER INFORMATION

                  Not applicable.

     ITEM 6.      EXHIBITS

                  The following exhibits are included as part of this report:

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


                                         WINDSWEPT ENVIRONMENTAL GROUP, INC.




     Date: November 12, 2004             By:    /s/ Michael O'Reilly
                                             ------------------------------
                                         MICHAEL O'REILLY,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)





     Date: November 12, 2004             By:    /s/ Charles Kelly, Jr.
                                             ------------------------------
                                         CHARLES L. KELLY, JR.
                                         Chief Financial Officer
                                         (Principal Financial Officer)