Form 10-Q
period 2004-12-28
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2005-02-10
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 28, 2004,

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

     The number of shares of Common Stock, par value $.0001, outstanding on January 27, 2005 was 77,936,358.

                         PART 1 - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS
                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 28, 2004 AND JUNE 29, 2004

                                                                                                   December 28,         June 29,
                                                                                                       2004               2004
                                                                                                  ---------------    ---------------
                                                                                                   (Unaudited)
  ASSETS:

  CURRENT ASSETS:
     Cash                                                                                         $      346,331     $       63,562
     Accounts receivable, net of allowance for doubtful accounts of $1,400,734 and $689,140,
       respectively                                                                                   10,116,673          6,652,806
     Inventory                                                                                           119,381            151,270
     Costs and estimated earnings in excess of billings on uncompleted contracts                         560,044            608,047
     Refundable income taxes                                                                                   -            641,795
     Prepaid expenses and other current assets                                                           206,657            257,565
                                                                                                  ---------------    ---------------
     Total current assets                                                                             11,349,086          8,375,045

  PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $6,038,758
     and $5,707,705, respectively                                                                      2,482,421          2,757,463

  OTHER ASSETS                                                                                           170,657            198,657
                                                                                                  ---------------    ---------------

  TOTAL                                                                                           $   14,002,164     $   11,331,165
                                                                                                  ===============    ===============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

  CURRENT LIABILITIES:
     Accounts payable                                                                             $    2,939,401     $    2,309,328
     Accrued expenses                                                                                  1,890,122          1,101,701
     Short-term notes payable to related party                                                         5,000,000          5,000,000
     Billings in excess of cost and estimated earnings on uncompleted contracts                           12,081            239,511
     Accrued payroll and related fringe benefits                                                         905,399            924,725
     Current maturities of long-term debt                                                                252,592            307,224
     Other current liabilities                                                                         1,210,334            596,527
                                                                                                  ---------------    ---------------
     Total current liabilities                                                                        12,209,929         10,479,016
                                                                                                  ---------------    ---------------

  LONG-TERM DEBT                                                                                         260,228            340,104
                                                                                                  ---------------    ---------------

  COMMITMENTS AND CONTINGENCIES



  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
     authorized; 1,300,000 shares outstanding at December 28, 2004 and June 29, 2004                   1,300,000          1,300,000
                                                                                                  ---------------    ---------------

  STOCKHOLDERS' EQUITY (DEFICIT):
     Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares outstanding                  -                  -
     Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares
  outstanding at                                                                                               -                  -
        December 28, 2004 and June 29, 2004
     Common stock, $.0001 par value; 150,000,000 shares authorized; 77,936,358 shares
        outstanding at December 28, 2004 and June 29, 2004.                                                7,794              7,794
     Additional paid-in-capital                                                                       33,883,017         33,922,017
     Accumulated deficit                                                                             (33,658,804)       (34,717,766)
                                                                                                  ---------------    ---------------
     Total stockholders' equity (deficit)                                                                232,007           (787,955)

  TOTAL                                                                                           $   14,002,164     $   11,331,165
                                                                                                  ===============    ===============

  See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                            ------------------------------       --------------------------------
                                                            December 28,     December 30,        December 28,       December 30,
                                                                2004            2003                2004                2003
                                                                ----            ----                ----                ----
    Revenues                                                $ 7,359,279      $ 6,523,473         $12,837,785        $11,783,399

    Cost of revenues                                          4,369,867        4,909,711           8,731,991          8,839,653
                                                            ------------     ------------        ------------       ------------

    Gross profit                                              2,989,412        1,613,762           4,105,794          2,943,746
                                                            ------------     ------------        ------------       ------------

    Operating expenses (income):
    Selling, general and administrative expenses              1,502,846        1,204,868           2,735,450          2,406,459
    Benefit related to variable accounting
       treatment for officer options                                 -          (189,533)                 -            (348,625)
                                                            ------------     ------------        ------------       ------------
       Total operating expenses                               1,502,846        1,015,335           2,735,450          2,057,834
                                                            ------------     ------------        ------------       ------------

    Income from operations                                    1,486,566          598,427           1,370,344            885,912
                                                            ------------     ------------        ------------       ------------

    Other expense (income):
       Interest expense                                          55,352           31,504             266,456             59,647
       Other, net                                                  (755)               -              (1,322)           (23,960)
                                                            ------------     ------------        ------------       ------------
       Total other expense                                       54,597           31,504             265,134             35,687
                                                            ------------     ------------        ------------       ------------

    Income before provision for income taxes                  1,431,969          566,923           1,105,210            850,225

    Provision for income taxes                                   43,659          104,486              46,248            178,637
                                                            ------------     ------------        ------------       ------------


    Net income                                                1,388,310          462,437           1,058,962            671,588

    Dividends on preferred stock                                (19,500)         (19,500)            (39,000)           (39,000)
                                                            ------------     ------------        ------------       ------------


    Net income attributable to common shareholders          $ 1,368,810      $   442,937         $ 1,019,962        $   632,588
                                                            ============     ============        ============       ============

    Basic and diluted net income per common share:
    Basic                                                          $.02             $.01                $.01               $.01
                                                                   =====            =====               =====              =====
    Diluted                                                        $.02             $.01                $.01               $.01
                                                                   =====            =====               =====              =====

    Weighted average number of common shares outstanding:
    Basic                                                    77,936,358       77,936,358          77,936,358         77,936,358
                                                            ============     ============        ============       ============
    Diluted                                                  77,961,149       79,718,239          77,980,720         80,556,368
                                                            ============     ============        ============       ============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                            Common Stock         Additional
                                         Number of      Par         Paid-in       Accumulated
                                          Shares       Value        Capital         Deficit            Total
                                          ------       -----        -------         -------            -----
Balance at June 30, 2004                 77,936,358    $7,794    $33,922,017      $(34,717,766)        $(787,955)

Dividends on Series A preferred stock                                (39,000)                            (39,000)

Net income                                        -         -              -                 -         1,058,962
                                        ------------   -------   ------------     -------------        ----------

Balance at December 28, 2004              77,936,358   $7,794    $33,883,017      $(33,658,804)        $ 232,007
                                        ============   =======   ============     =============        ==========


See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     Twenty-Six Weeks Ended
                                                                                              -------------------------------------
                                                                                                December 28,         December 30,
                                                                                                    2004                 2003
                                                                                              ----------------     ----------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                             $     1,058,962      $       671,588
       Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation and amortization                                                               331,053              283,248
          Provision for doubtful accounts, net                                                        711,594               56,451
          Benefit related to officer options and redeemable common stock                                    -             (348,625)
       Changes in operating assets and liabilities:
          Accounts receivable                                                                      (4,175,461)          (4,371,897)
          Inventory                                                                                    31,889               11,761
          Costs and estimated earnings in excess of billings on uncompleted contracts                  48,003              337,683
          Refundable income taxes                                                                     641,795            1,080,186
          Prepaid expenses and other current assets                                                    50,908              (6,834)
          Other assets                                                                                 28,000              (1,064)
          Accounts payable and accrued expenses                                                     1,379,494            (235,679)
          Accrued payroll and related fringe benefits                                                (19,326)              129,090
          Other current liabilities                                                                   613,807              223,663
          Billings in excess of costs and estimated earnings on uncompleted contracts                (227,430)             (42,544)
                                                                                              ----------------     ----------------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                               473,288           (2,212,973)
                                                                                              ----------------     ----------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                            (56,011)            (263,678)
                                                                                              ----------------     ----------------
    NET CASH USED IN INVESTING ACTIVITIES                                                             (56,011)            (263,678)
                                                                                              ----------------     ----------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of long-term debt                                                          (134,508)            (193,027)
       Proceeds from long-term debt                                                                         -              160,098
       Payment of preferred stock dividends                                                                 -              (39,000)
       Proceeds from short-term notes payable to a related party                                            -            2,525,000
                                                                                              ----------------     ----------------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                              (134,508)           2,453,071
                                                                                              ----------------     ----------------

    NET INCREASE (DECREASE) IN CASH                                                                   282,769              (23,580)

    CASH - BEGINNING OF PERIOD                                                                         63,562              130,096
                                                                                              ----------------     ----------------

    CASH - END OF PERIOD                                                                      $       346,331      $       106,516
                                                                                              ================     ================

    Cash paid during the period for:
       Interest                                                                               $       190,098      $        19,159
                                                                                              ================     ================
       Income taxes                                                                           $         2,250      $            -
                                                                                              ================     ================


    See notes to consolidated financial statements.



                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its wholly-owned subsidiaries, Trade-Winds Environmental Restoration, Inc. ("Trade-Winds") and North Atlantic Laboratories, Inc. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of December 28, 2004, the results of operations for the thirteen and twenty-six weeks ended December 28, 2004 and December 30, 2003 and cash flows for the twenty-six weeks ended December 28, 2004 and December 30, 2003, have been included. Certain prior period amounts have been reclassified to conform to the December 28, 2004 presentation.

         The results for the thirteen and twenty-six weeks ended December 28, 2004 and December 30, 2003 are not necessarily indicative of the results for the entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 29, 2004.

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

         The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                                    Thirteen Weeks Ended                     Twenty-Six Weeks Ended
                                            ------------------------------------    -----------------------------------
                                              December 28,        December 30,        December 28,        December 30,
                                                   2004                2003               2004               2003
                                            ---------------      ---------------    ---------------     ---------------
         Net income attributable to
           common shareholders
           as reported                      $    1,368,810       $      442,937     $    1,019,962      $      632,588
         Less: Stock-based
           employee compensation
           cost determined under
           the fair value method,
           net of related tax effects               25,935               41,342             51,870              82,683
                                            ---------------      ---------------    ---------------     ---------------
         Pro forma net income
           attributable to common
           shareholders                     $    1,342,875       $      401,595     $      968,092      $      549,905
                                            ===============      ===============    ===============     ===============

         Net income per share:
           Basic - as reported                        $.02                 $.01               $.01               $.01
                                                      =====                =====              =====              =====
           Basic - pro forma                          $.02                 $.01               $.01               $.01
                                                      =====                =====              =====              =====

           Diluted - as reported                      $.02                 $.01               $.01               $.01
                                                      =====                =====              =====              =====
           Diluted - pro forma                        $.02                 $.01               $.01               $.01
                                                      =====                =====              =====              =====

3. NET INCOME PER COMMON SHARE -The calculation of basic and diluted net income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

         The following table sets forth the computation of the basic and diluted net income per share for the thirteen and twenty-six weeks ended December 28, 2004 and December 30, 2003, respectively:

                                                   Thirteen Weeks Ended                     Twenty-Six Weeks Ended
                                            ------------------------------------    -----------------------------------
                                             December 28,        December 30,         December 28,         December 30,
                                                 2004                2003                 2004                 2003
                                            ---------------      ---------------    ---------------     ---------------
         Numerator:
         Net income attributable to
           common shareholders              $    1,368,810       $      442,937     $    1,019,962      $      632,588
                                            ===============      ===============    ===============     ===============
         Denominator:
           Share reconciliation:
           Shares used for basic
            income per share                    77,936,358           77,936,358         77,936,358          77,936,358
           Effect of dilutive items:
            Stock options                           24,791            1,781,881             44,362           2,620,010
                                            ---------------      ---------------    ---------------     ---------------
           Shares used for dilutive
            income per share                    77,961,149           79,718,239         77,980,720          80,556,368
                                            ===============      ===============    ===============     ===============
         Net income per share:
           Basic                                      $.02                 $.01               $.01                $.01
           Diluted                                    $.02                 $.01               $.01                $.01

         The dilutive net income per share computation for the thirteen and twenty-six week periods ended December 28, 2004 excludes 3,910,309 and 3,710,309 shares, respectively, related to stock options because the effect of including them would be anti-dilutive. The dilutive net income per share computation for the thirteen week and twenty-six week periods ended December 30, 2003 excludes 3,910,309 and 3,710,309 shares, respectively, related to stock options and warrants because the effect of including them would be anti-dilutive. For all periods presented, 1,300,000 shares of common stock issuable upon the exercise of the Series A Redeemable Convertible Preferred Stock were excluded from diluted earnings per share because the effect of including them would be anti-dilutive.

4. PROVISION FOR INCOME TAXES - The provision for income taxes for the thirteen and twenty-six weeks ended December 28, 2004 and December 30, 2003 consists of the following:

                                    Thirteen Weeks Ended                Twenty-Six Weeks Ended
                              --------------------------------    -----------------------------------
                                December 28,     December 30,        December 28,      December 30,
                                    2004             2003                2004              2003
                              ---------------  ---------------     ---------------   ---------------
         Federal - current        $41,070         $101,061             $41,070           $171,787
         State - current            2,589            3,425               5,178              6,850
                                  --------        ---------            --------          ---------
         Total                    $43,659         $104,486             $46,248           $178,637
                                  ========        =========            ========          =========

         The effective rate for income taxes differs from the statutory rate primarily as a result of the utilization of federal and state net operating losses. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized.

5. CONTINGENCIES - On August 5, 2004, Trade-Winds commenced an action against the New York City Economic Development Corporation (the "EDC") in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the EDC filed an answer, denying Trade-Winds' claims. The case is currently in pre-trial discovery.

         On October 22, 2004, Trade-Winds commenced an action against Consolidated Edison Company in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $2,000,000 of contractual billings and related damages with respect to its removal of sediment from an oil storage tank. On December 6, 2004, Consolidated Edison Company filed an answer, denying Trade-Winds' claims. The case is currently in pre-trial discovery.

         The Company is a party to litigation matters and claims that are in the ordinary course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial statements.

6. RELATED PARTY TRANSACTIONS - As of December 28, 2004, the Company owed Spotless Plastics (USA), Inc. ("Spotless"), a company that owns 79% of the common stock of the Company, $5,000,000, which bears interest at the rate of LIBOR (2.55% at December 28, 2004) plus 1% per annum and is payable on demand. As of December 28, 2004, interest of $43,641 was accrued and unpaid on these borrowings. The Company has increased its liquidity by entering into an Account Receivable Finance Agreement ("ARFA") dated as of February 5, 2004 with Spotless pursuant to which Spotless may purchase certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions.
         The Company accounts for its transfers of accounts receivable to Spotless as sales under Statement of Financial Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under the ARFA, Spotless may, but is not obligated to, purchase one or more of the Company's accounts receivable that are approved by Spotless in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless may purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length, as may be adjusted by Spotless in its sole discretion. In addition, the Company pays varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the ARFA are characterized as interest expense in the consolidated statements of operations. Further, the Company (a) manages any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and (b) bears any related litigation costs. For the thirteen and twenty-six weeks ended December 28, 2004, the Company sold approximately $0 and $972,311, respectively, of accounts receivable to Spotless and incurred approximately $0 and $145,846, respectively, of discounts and fees associated with these sales.

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

In April 2003, the Company commenced a remediation project in New York City for Consolidate Edison Company to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter in the amount of approximately $1,600,000 were billed to the customer. However, the collectibility of such monies cannot be assured. Accordingly, the Company has not recognized the revenue associated with this claim. The project has been substantially completed and the customer has refused to acknowledge its liability for the additional charges billed by the Company. On October 22, 2004, Trade-Winds commenced an action against Consolidated Edison Company in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $2,000,000 of contractual billings and related damages with respect to its removal of sediment from an oil storage tank. On December 6, 2004, Consolidated Edison Company filed an answer, denying Trade-Winds' claims. The case is currently in pre-trial discovery. As of August 30, 2004, all amounts due under the original contract had been paid to the Company.

The Company has encountered slow collections of certain of its accounts receivable, and its liquidity was severely adversely affected by its unrecouped costs incurred in connection with the aforementioned oil storage tank project. Accordingly, the Company needed to borrow increased amounts from Spotless. As a result of the additional borrowings, the amount outstanding from Spotless was $5,000,000 as of December 28, 2004. The Company has considered various alternatives to increase its liquidity. In this connection, the Company increased its liquidity by entering into the ARFA, dated as of February 5, 2004, with Spotless pursuant to which Spotless has purchased certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. Through September 24, 2004, the date of the last accounts receivable purchase, Spotless had purchased an aggregate amount of our accounts receivable equaling $4,991,252 for an aggregate purchase price of $4,080,050.

In the opinion of management, the Company expects to have sufficient working capital to fund its current operations as long as it does not encounter further difficulty collecting its accounts receivable or experience significant growth. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing in addition to the financing contemplated by the ARFA or otherwise. Spotless is under no contractual obligation to provide any funds. Currently, the Company has no credit facility for additional borrowing.

Spotless has informed the Company in a letter dated September 29, 2004, that, at that time, it intended to provide only an additional $150,000 in financing to the Company pursuant to the ARFA. Spotless has also indicated that it does not intend to provide any additional debt or equity financing to the Company. The Company is assessing the impact, if any, of this situation. The Company's board of directors appointed a special committee consisting of independent director Anthony P. Towell to investigate its financing and strategic alternatives. The special committee currently is considering available alternatives.

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

Deferred Tax Asset Valuation Allowance - The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the Company's prior history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 28, 2004. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes for current income. Should the Company be profitable in the future at levels which cause management to conclude that it is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED DECEMBER 28, 2004 AND DECEMBER 30, 2003

REVENUE

Total revenues for the thirteen weeks ended December 28, 2004 increased by $835,806, or 13%, to $7,359,279 from $6,523,473 for the thirteen weeks ended
December 30, 2003. This increase was primarily attributable to increased emergency response work associated with hurricanes in Florida.

Cost of Revenues

Cost of revenues decreased $539,844 or 11%, to $4,369,867 for the thirteen weeks ended December 28, 2004 as compared to $4,909,711 for the thirteen weeks ended December 30, 2003, primarily due to a greater proportion of emergency response work related to hurricanes in Florida and equipment-intensive projects with higher gross margins and a corresponding reduction in labor costs. Gross profit increased $1,375,650 or 85%, to $2,989,412 for the thirteen weeks ended December 28, 2004 from $1,613,762 for the thirteen weeks ended December 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $297,978, or 25%, to $1,502,846 for the thirteen weeks ended December 28, 2004 from $1,204,868 for the thirteen weeks ended December 30, 2003 and constituted approximately 20% and 18%, respectively, of revenues in each period. This increase was primarily attributable to increases in bad debt expense of approximately $400,000 and legal expenses of approximately $108,000, offset by decreases in consulting expenses of approximately $110,000 and sales salaries of approximately $75,000. All of these decreases were a result of management reductions in staff and discretionary spending.

Benefit Related to Variable Accounting Treatment for Officer Options

Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The benefit related to variable accounting treatment for officer options was $189,533 for the thirteen weeks ended December 30, 2003. There was no benefit or expense required to be recorded in the thirteen weeks ended December 28, 2004 due to the low market price of the Company's common stock. The benefit in the thirteen weeks ended December 30, 2003 was due to a decrease in the market price of the Company's common stock and/or a change in the number of options outstanding that are vested. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

Interest Expense

Interest expense increased by $23,848 to $55,352 for the thirteen weeks ended December 28, 2004 from $31,504 for the thirteen weeks ended December 30, 2003. The increase in interest expense was primarily attributable to greater amounts of debt outstanding resulting from increased borrowings from Spotless for working capital.

Provision for Income Taxes

The provision for income taxes for the thirteen weeks ended December 28, 2004 was $43,659 compared to $104,486 for the thirteen weeks ended December
30, 2003.

Net Income

Net income of $1,388,310 was incurred for the thirteen weeks ended December 28, 2004 as compared to net income of $462,437 incurred for the thirteen weeks ended December 30, 2003. The change was the result of the factors discussed above.

TWENTY-SIX WEEKS ENDED DECEMBER 28, 2004 AND DECEMBER 30, 2003

Revenue

Total revenues for the twenty-six weeks ended December 28, 2004 increased by $1,054,386, or 9%, to $12,837,785 from $11,783,399 for the twenty-six weeks ended December 30, 2003. This increase was primarily attributable to increased emergency response work associated with hurricanes in Florida.

Cost of Revenues

Cost of revenues decreased $107,662 or 1%, to $8,731,991 for the twenty-six weeks ended December 28, 2004 as compared to $8,839,653 for the twenty-six weeks ended December 30, 2003, primarily due to a greater proportion of emergency response work related to the hurricanes in Florida and equipment-intensive projects with higher gross margins and a corresponding reduction in labor costs. Gross profit increased $1,162,048 to $4,105,794 for the twenty-six weeks ended December 28, 2004 from $2,943,746 for the twenty-six weeks ended
December 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $328,991, or 14%, to $2,735,450 for the twenty-six weeks ended December 28, 2004 from $2,406,459 for the twenty-six weeks ended December 30, 2003 and constituted approximately 21% and 20%, respectively, of revenues in each period. This increase was primarily attributable to increases in bad debt expense of approximately $475,000 and legal expenses of approximately $277,000, offset by decreases in sales salaries and sales travel and entertainment of approximately $222,000, marketing expenses of approximately $123,000 and consulting expenses of approximately $60,000. All of these decreases were a result of management reductions in staff and discretionary spending.

Benefit Related to Variable Accounting Treatment for Officer Options

Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company's President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The benefit related to variable accounting treatment for officer options was $348,625 for the twenty-six weeks ended December 30, 2003. There was no benefit or expense required to be recorded in the twenty-six weeks ended December 28, 2004 due to the low market price of the Company's common stock. The benefit in the twenty-six weeks ended December 30, 2003 was due to a decrease in the market price of the Company's common stock and/or a change in the number of options outstanding that are vested. Due to the terms of the options, changes in the market price of the Company's common stock, in either direction, result in a corresponding expense or benefit.

Interest Expense

Interest expense increased by $206,809 to $266,456 for the twenty-six weeks ended December 28, 2004 from $59,647 for the twenty-six weeks ended December 30, 2003. The increase in interest expense was primarily attributable to the discount recorded when Spotless purchased accounts receivable from the Company under the ARFA and greater amounts of debt outstanding resulting from increased borrowings from Spotless for working capital. For the twenty-six weeks ended December 28, 2004, the Company incurred $145,846 of discounts and fees associated with the sale of accounts receivable under the ARFA.

Provision for Income Taxes

The provision for income taxes for the twenty-six weeks ended December 28, 2004 was $46,248 compared to $178,637 for the twenty-six weeks ended December 30, 2003.

Net Income

Net income of $1,058,962 was incurred for the twenty-six weeks ended December 28, 2004 as compared to net income of $671,588 incurred for the twenty-six weeks ended December 30, 2003. The change was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 28, 2004, the Company had a cash balance of $346,331, working capital deficit of $(860,843) and stockholders' equity of $232,007. As of June 29, 2004, the Company had a cash balance of $63,562, working capital deficit of $(2,103,971) and stockholders' deficit of $(787,955). Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless, and through cash generated from operations.

In the opinion of management, the Company expects to have sufficient working capital to fund its current operations as long as it does not encounter further difficulty collecting its accounts receivable or experience significant growth. However, market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing in addition to the financing contemplated by the ARFA or otherwise. Spotless is under no contractual obligation to provide any funds. Currently, the Company has no credit facility for additional borrowing.

Spotless has informed the Company in a letter dated September 29, 2004, that, at that time, it intended to provide only an additional $150,000 in financing to the Company pursuant to the ARFA. Spotless has also indicated that it does not intend to provide any additional debt or equity financing to the Company. The Company is assessing the impact, if any, of this situation. The Company's board of directors appointed a special committee consisting of independent director Anthony P. Towell to investigate its financing and strategic alternatives. The special committee currently is considering available alternatives.

Under the ARFA, Spotless may, but is not obligated to, purchase one or more of the Company's accounts receivable that are approved by Spotless in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless may purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length, as may be adjusted by Spotless in its sole discretion. In this regards, all of Spotless' purchases have been made at 15% discount except one made in April 2004 for the amount of $711,450 in relation to an account receivable balance of $1,028,194, which constituted a 31% discount. In addition, the Company pays varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the ARFA are characterized as interest expense. For the twenty-six weeks ended December 28, 2004, the Company has incurred approximately $168,190 of such discounts and fees. Further, the Company (a) manages any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and (b) bears any related litigation costs.

As of December 28, 2004, the Company owed Spotless $5,000,000 in short-term loans to fund working capital. During the twenty-six weeks ended December 28, 2004, the Company did not make any repayments to Spotless. All current borrowings from Spotless bear interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent (2.55% at December 28, 2004) and are secured by all of the Company's assets. On September 10, 2004, the Company paid accrued interest to Spotless through August 24, 2004 of approximately $151,000. As of
December 28, 2004, interest of $43,641 was accrued and unpaid on these borrowings.

Net cash provided by operating activities was $473,288 for the twenty-six weeks ended December 28, 2004 as compared to net cash used in operations of $2,212,973 for the twenty-six weeks ended December 30, 2003. Accounts receivable increased by $4,175,461 for the twenty-six weeks ended December 28, 2004 as a result of increased revenues related to the hurricanes in Florida. Accounts receivable increased by $4,371,897 for the twenty-six weeks ended December 30, 2003 due to hurricane-related work and difficulties with cash collections. Refundable income taxes decreased by $641,795 and $1,080,186 for the twenty-six weeks ended December 28, 2004 and December 30, 2003, respectively, due to the receipt of a federal income tax refunds. Accounts payable and accrued expenses increased by $1,379,494 for the twenty-six weeks ended December 28, 2004 as a result of an increased volume of remediation activity. Other current liabilities increased by $613,807 for the twenty-six weeks ended December 28, 2004 primarily due to increases in sales taxes payable and increased customer deposits. Other current liabilities increased by $223,663 for the twenty-six weeks ended December 30, 2003 primarily due to an increase in income taxes payable.

Cash used for capital expenditures was $56,011 during the twenty-six weeks ended December 28, 2004 as compared to $263,678 for the twenty-six weeks ended December 30, 2003.

Financing activities for the twenty-six weeks ended December 28, 2004 used net cash of $134,508 for repayments of long-term debt. Financing activities for the twenty-six weeks ended December 30, 2003 provided net cash of $2,453,071. This amount included repayments of long-term debt of $193,027, proceeds from long-term debt borrowings of $160,098, proceeds from borrowings from Spotless of $2,525,000 and payments of preferred stock dividends of $39,000.

The Company's liquidity was severely adversely affected by its unrecouped costs incurred in connection with an oil storage tank project. The Company believes that it will be successful in collecting for this project, but no assurance can be given as to the timing or amount of any such recovery. Management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months unless the Company increases its borrowings from Spotless, successfully obtains debt or equity financing from a third party or is able to sufficiently utilize the ARFA with Spotless. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing, from Spotless or otherwise, to meet its working capital needs.

So long as the Company has sufficient working capital, it anticipates continued revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company's bids will be accepted or that it will have sufficient working capital. The Company is striving to improve its gross margin and control its selling, general and administrative expenses. In this regard, in fiscal 2005 the Company has reduced its expenses, including those relating to marketing, at an annualized rate of approximately $2 million. There can be no assurance, however, that changes in the Company's plans or other events affecting the Company's operations will not result in accelerated or unexpected cash requirements, or that it will continue to be successful in achieving positive cash flow from operations or in obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (a) the ability to obtain environmental or related construction contracts, (b) the ability to generate positive cash flow from operations, and the extent thereof, (c) the ability to raise additional capital or obtain additional financing, and (d) economic conditions.

     The table below summarizes contractual obligations and commitments as of December 28, 2004:

                                                   Total        1 Year      2-3 Years     4-5 Years
                                                   -----        ------      ---------     ---------
    Operating leases                            $1,060,481    $  450,754    $  609,727    $      -
    Long-term debt                                 512,820       252,592       247,592      12,636
    Series A redeemable convertible
       preferred stock                           1,300,000             -     1,300,000           -
    Short-term notes payable to
       related party                             5,000,000     5,000,000             -           -
                                                -----------   -----------   -----------   ---------
                                                $7,873,301    $5,703,346    $2,157,319    $ 12,636
                                                ===========   ===========   ===========   =========

     OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements.

     INFLATION

     Inflation has not had a material impact on the Company's operations over the past three fiscal years or during the twenty-six weeks ended December 28, 2004.

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

     ITEM 4.  CONTROLS AND PROCEDURES

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Company's principal executive and financial officers of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. During the thirteen week period ended September 28, 2004, in order to address issues relating to revenue recognition and allocation of expenses associated with the Company's contract and billing procedures which include, but are not limited to, direct participation by the Company's chief executive officer in customer invoice preparation and the evaluation of the accuracy of vendor invoices, the audit committee appointed a task force to assist management in addressing these matters, and the Company has implemented or is in the process of implementing the following changes to its internal controls and procedures, among others, under the supervision of the chief executive officer:

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

                           PART 2 - OTHER INFORMATION
                           --------------------------

     ITEM 1.      LEGAL PROCEEDINGS
                  -----------------

                  On August 5, 2004, Trade-Winds commenced an action against the New York City Economic Development Corporation (the "EDC") in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the EDC filed an answer, denying Trade-Winds' claims. The case is currently in pre-trial discovery.

                  On October 22, 2004, Trade-Winds commenced an action against Consolidated Edison Company in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $2,000,000 of contractual billings and related damages with respect to its removal of sediment from an oil storage tank. On December 6, 2004, Consolidated Edison Company filed an answer, denying Trade-Winds' claims. The case is currently in pre-trial discovery.

                  The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial statements.

     ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------------------------

                  Not applicable.

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------

                  The Company is required to pay quarterly dividends on its Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred"), which dividends accrue from the initial date of issuance of the Series A Preferred, are cumulative and, if not paid when due, bear interest on the unpaid amount of the past due dividends at the prime rate published in The Wall Street Journal on the date the dividend was payable, plus 3%. The Company is currently in arrears on its Series A Preferred dividend payments and interest thereon in the aggregate amount of approximately $81,000 due to a lack of available cash. Under the terms of the Company's Certificate of Designations of the Series A Preferred, if the Company fails to make any four consecutive quarterly dividend payments on the Series A Preferred, the majority in interest of the holders of the Series A Preferred have the right to elect a second director to the Company's board of directors, to serve as a director until such accrued and unpaid dividends have been paid in full. The Company failed to pay its fourth consecutive quarterly dividend payment on December 15, 2004 to the holders of the Series A Preferred. The majority in interest of the holders of the Series A Preferred has not exercised the right to elect a second director to the Company's board of directors. There can be no assurance when or if the Company will make any Series A Preferred dividend payments.

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  The 2004 Annual Meeting of Stockholders of the Company was held on December 6, 2004, at which the following matter was voted upon and adopted by the votes indicated:

                  To elect eight directors to the board of directors to serve until the next annual meeting of stockholders, unless any such director shall resign, become disqualified, disabled or otherwise removed from office. The names of the directors and votes cast in favor of their election and votes withheld are as follows:

                       Nominee                      For          Withheld
                       -------                      ---          --------
                       Peter A. Wilson           72,311,838      4,158,605
                       Michael O'Reilly          72,313,138      4,157,305
                       Charles L. Kelly, Jr.     72,311,838      4,158,605
                       Brian S. Blythe           72,311,838      4,158,605
                       John J. Bongiorno         72,311,838      4,158,605
                       Ronald B. Evans           72,311,838      4,158,605
                       Anthony P. Towell         72,313,338      4,157,105
                       Dr. Kevin Phillips        72,313,288      4,157,155

     ITEM 5.      OTHER INFORMATION
                  -----------------

                  Not applicable.

     ITEM 6.      EXHIBITS
                  --------

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


                                         WINDSWEPT ENVIRONMENTAL GROUP, INC.




     Date: February 10, 2005             By:    /s/ Michael O'Reilly
                                             ---------------------------------
                                         MICHAEL O'REILLY,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)





     Date: February 10, 2005             By:   /s/ Charles Kelly, Jr.
                                            ----------------------------------
                                         CHARLES L. KELLY, JR.
                                         Chief Financial Officer
                                         (Principal Financial Officer)