Form 10-Q
period 2005-03-29
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2005-05-13
CIK 814915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     (x)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 29, 2005,

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
(Zip Code)

(631) 434-1300
(Registrant ’s telephone number, including area code)

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

The number of shares of Common Stock, par value $.0001, outstanding on May 6, 2005 was 77,936,358.

PART 1 – FINANCIAL INFORMATION

   Item 1. Financial Statements

WINDSWEPT ENVIRONMENTAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 29, 2005 AND JUNE 29, 2004

	March 29, 2005	June 29, 2004
	(Unaudited)
ASSETS:
CURRENT ASSETS:
Cash	$ 791,699	$ 63,562
Accounts receivable, net of allowance for doubtful accounts of $1,351,831 and $689,140, respectively	7,431,781	6,652,806
Inventory	122,420	151,270
Costs and estimated earnings in excess of billings on uncompleted contracts	104,730	608,047
Refundable income taxes	--	641,795
Prepaid expenses and other current assets	236,016	257,565
Total current assets	8,686,646	8,375,045
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $6,205,905
and $5,707,705, respectively	2,342,566	2,757,463
OTHER ASSETS	166,266	198,657
TOTAL	$11,195,478	$11,331,165
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
Accounts Payable	$ 1,142,947	$ 2,309,328
Accrued expenses	1,611,273	1,101,701
Short-term notes payable to related party	5,000,000	5,000,000
Billings in excess of cost and estimated earnings on uncompleted contracts	47,152	239,511
Accrued payroll and related fringe benefits	640,295	924,725
Current maturities of long-term debt	177,887	307,224
Other current liabilities	696,104	596,527
Total current liabilities	9,315,658	10,479,016
LONG-TERM DEBT	238,322	340,104
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
authorized; 1,300,000 shares outstanding at March 29, 2005 and June 29, 2004	1,300,000	1,300,000
STOCKHOLDERS' EQUITY (DEFICIT):
Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares outstanding	--	--
Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares outstanding at
March 29, 2005 and June 29, 2004	--	--
Common stock, $.0001 par value; 150,000,000 shares authorized; 77,936,358 shares
outstanding at March 29, 2005 and June 29, 2004	7,794	7,794
Additional paid-in-capital	33,863,517	33,922,017
Accumulated deficit	(33,529,813)	(34,717,766)
Total stockholders’ equity (defitit)	341,498	(787,955)
TOTAL	$ 11,195,478	$ 11,331,165
See notes to consolidated financial statements

WINDSWEPT ENVIRONMENTAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2005	2004	2005	2004
Revenues	$ 4,801,832	$ 3,026,183	$ 17,639,617	$ 14,809,582
Cost of revenues	3,433,054	4,650,312	12,165,045	13,489,965
Gross profit (loss)	1,368,778	(1,624,129)	5,474,572	1,319,617
Operating expenses (income):
Selling, general and administrative expenses	1,210,884	1,521,322	3,946,334	3,927,781
Expense (benefit) related to variable accounting treatment for officer options	-	103,896	-	(244,729)
Total operating expenses	1,210,884	1,625,218	3,946,334	3,683,052
Income (loss) from operations	157,894	(3,249,347)	1,528,238	(2,363,435)
Other expense (income):
Interest expense	53,577	252,681	320,033	312,328
Other, net	(29,891)	(5,407)	(31,445)	(29,367)
Total other expense	23,686	247,274	288,588	282,961
Income (loss) before provision (benefit) for income
taxes	134,208	(3,496,621)	1,239,650	(2,646,396)
Provision (benefit) for income taxes	5,449	(928,637)	51,697	(750,000)
Net income (loss)	128,759	(2,567,984)	1,187,953	(1,896,396)
Dividends On preferred stock	(19,500)	(19,500)	(58,500)	(58,500)
Net income (loss) attributable to common
shareholders	$ 109,259	$(2,587,484)	$1,129,453	$(1,954,896))
Basic and diluted net income (loss) per common share:
Basic	$ .00	($ .03)	$ .01	($ .03)
Diluted	$ .00	($ .03)	$ .01	($ .03)
Weighted average number of common shares
outstanding:
Basic	77,936,358	77,936,358	77,936,358	77,936,358
Diluted	78,039,266	77,936,358	78,006,537	77,936,358
See notes to consolidated financial statements

WINDSWEPT ENVIRONMENTAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance at June 30, 2004	77,936,358	$7,794	$33,922,017	$(34,717,766)	$(787,955)
Dividends on Series A preferred stock	-	-	(58,500)	-	(58,500)
Net income	-	-	-	1,187,953	1,187,953
Balance at March 29, 2005	77,936,358	$7,794	$33,863,517	$(33,529,813)	$341,498
See notes to consolidated financial statements

WINDSWEPT ENVIRONMENTAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirty-Nine Weeks Ended
	March 29,	March 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,187,953	$(1,896,396)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	498,200	442,070
Provision for doubtful accounts, net	662,691	60,894
Benefit related to officer options and redeemable common stock	--	(244,729)
Changes in operating assets and liabilities:
Accounts receivable	(1,441,666)	(2,338,466)
Inventory	28,850	50,383
Costs and estimated earnings in excess of billings on uncompleted contracts	503,317	435,466
Refundable income taxes	641,795	330,186
Prepaid expenses and other current assets	21,549	(4,169)
Other assets	32,391	(88,530)
Accounts payable and accrued expenses	(715,309)	396,273
Accrued payroll and related fringe benefits	(284,430)	426,948
Other current liabilities	99,577	78,781
Billings in excess of costs and estimated earnings on uncompleted contracts	(192,359)	(78,684)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,042,559	(2,429,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(83,303)	(714,701)
NET CASH USED IN INVESTING ACTIVITIES	(83,303)	(714,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(258,532)	(323,769)
Proceeds from long-term debt	27,413	312,533
Payment of preferred stock dividends	--	(39,000)
Proceeds from short-term notes payable to a related party	--	3,300,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(231,119)	3,249,764

NET INCREASE IN CASH	728,137	105,090
CASH - BEGINNING OF PERIOD	63,562	130,096

CASH - END OF PERIOD	$791,699	$235,186

Cash paid during the period for:
Interest	$209,220	$34,168
Income taxes	$43,250	$--

See notes to consolidated financial statements

WINDSWEPT ENVIRONMENTAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS FOR PRESENTATION – The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the “Company”) and its wholly-owned subsidiaries, Trade-Winds Environmental Restoration Inc. (“Trade-Winds”) and North Atlantic Laboratories, Inc. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of March 29, 2005, the results of operations for the thirteen and thirty-nine weeks ended March 29, 2005 and March 30, 2004 and cash flows for the thirty-nine weeks ended March 29, 2005 and March 30, 2004, have been included. Certain prior period amounts have been reclassified to conform to the March 29, 2005 presentation.

The results for the thirteen and thirty-nine weeks ended March 29, 2005 and March 30, 2004 are not necessarily indicative of the results for the entire year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 29, 2004.

2.	STOCK OPTIONS — In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS)” No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123 (” SFAS 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies” or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company has adopted the disclosure requirements of SFAS No. 148. The Company will continue to account for stock-based employee compensation under APB Opinion No. 25 and its related interpretations.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for all periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2005	2004	2005	2004
Net income (loss)
attributable to common
shareholders as reported	$109,259	$(2,587,484)	$1,129,453	$(1,954,896)
Less: Stock-Based
employee compensation
cost determined under
the fair value method,
net of related tax effects	25,937	41,433	77,807	124,116
Pro forma net income
(loss) attributable to
common shareholders	$83,322	$(2,628,917)	$1,051,646	$(2,079,012)
Net income (loss) per
share:
Basic - as reported	$.00	($.03)	$.01	($.03)
Basic - pro forma	$.00	($.03)	$.01	($.03)
Diluted - as reported	$.00	($.03)	$.01	($.03)
Diluted - pro forma	$.00	($.03)	$.01	($.03)

3.	NET INCOME (LOSS) PER COMMON SHARE –The calculation of basic and diluted net income (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

The following table sets forth the computation of the basic and diluted net income (loss) per share for the thirteen and thirty-nine weeks ended March 29, 2005 and March 30, 2004, respectively:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)
attributable to common
shareholders	$109,259	$(2,587,484)	$1,129,453	$(1,954,896)
Denominator:
Share reconciliation:
Shares used for basic
income (loss) per share	77,936,358	77,936,358	77,936,358	77,936,358
Effect of dilutive items:
Stock options	102,908	-	70,179	-
Shares used for dilutive
income (loss) per share	78,039,266	77,936,358	78,006,537	77,936,358

Net income (loss) per
share:
Basic	$.00	($.03)	$.01	($.03)
Diluted	$.00	($.03)	$.01	($.03)

The dilutive net income per share computation for the thirteen and thirty-nine week periods ended March 29, 2005 excludes 8,136,309 shares related to stock options because the effect of including them would be anti-dilutive. The dilutive net loss per share computation for the thirteen week and thirty-nine week periods ended March 30, 2004 excludes 9,246,618 and 3,560,309 shares, respectively, related to stock options and warrants because the effect of including them would be anti-dilutive. For all periods presented, 1,300,000 shares of common stock issuable upon the exercise of the Series A Redeemable Convertible Preferred Stock were excluded from diluted earnings per share because the effect of including them would be anti-dilutive.

4.	PROVISION (BENEFIT) FOR INCOME TAXES – The provision (benefit) for income taxes for the thirteen and thirty-nine weeks ended March 29, 2005 and March 30, 2004 consists of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 29,	March 30,	March 29,	March 30,
	2005	2004	2005	2004
Federal - current	$2,860	$(932,062)	$43,930	$(760,275)
State - current	2,589	3,425	7,767	10,275
Total	$5,449	$(928,637)	$51,697	$(750,000)

The effective rate for income taxes differs from the statutory rate primarily as a result of the utilization of federal and state net operating losses. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized.

5.	CONTINGENCIES — On August 5, 2004, Trade-Winds commenced an action against the New York City Economic Development Corporation (the “EDC”) in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the EDC filed an answer, denying Trade-Winds’ claims. On November 4, 2004, the EDC filed an amended answer denying Trade-Winds’ claims and asserting counterclaims. The case is currently in pre-trial discovery.

On October 22, 2004, Trade-Winds commenced an action against Consolidated Edison Company in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $2,000,000 of contractual billings and related damages with respect to its removal of sediment from an oil storage tank. On December 6, 2004, Consolidated Edison Company filed an answer, denying Trade-Winds’ claims. The case is currently in pre-trial discovery.

In April 2005, the Company received a settlement offer of $40,000 from the New York Department of Labor in relation to an administrative proceeding in which it is claimed that the Company improperly used its subsidiary North Atlantic Laboratories, Inc. as the testing laboratory on the same job for which the Company acted as remediation contractor. The maximum penalty is $89,000 and a possible revocation of the Company’s subsidiaries’ asbestos handling licenses. The Company has not determined whether it will contest this proceeding or settle.

The Company is a party to litigation matters and claims that are in the ordinary course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

6.	RELATED PARTY TRANSACTIONS — As of March 29, 2005, the Company owed Spotless Plastics (USA), Inc. (“Spotless”), a company that owns 79% of the common stock of the Company, $5,000,000, which bears interest at the rate of LIBOR (3.24% at March 29, 2005) plus 1% per annum and is payable on demand. As of March 29, 2005, interest of $75,316 was accrued and unpaid on these borrowings. The Company has increased its liquidity by entering into an Account Receivable Finance Agreement (“ARFA”) dated as of February 5, 2004 with Spotless pursuant to which Spotless may purchase certain of the Company’s accounts receivable without recourse for cash, subject to certain terms and conditions. The Company accounts for its transfers of accounts receivable to Spotless as sales under Statement of Financial Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Under the ARFA, Spotless may, but is not obligated to, purchase one or more of the Company’s accounts receivable that are approved by Spotless in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless may purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm’s length, as may be adjusted by Spotless in its sole discretion. In addition, the Company pays varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the ARFA are characterized as interest expense in the consolidated statements of operations. Further, the Company (a) manages any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and (b) bears any related litigation costs. For the thirteen and thirty-nine weeks ended March 29, 2005, the Company sold approximately $0 and $972,000, respectively, of accounts receivable to Spotless and incurred approximately $0 and $146,000, respectively, of discounts and fees associated with these sales. For both the thirteen and thirty-nine weeks ended March 29, 2004, the Company sold approximately $1,179,000 of accounts receivable to Spotless and incurred approximately $208,000 of discounts and fees associated with those sales.

7.	NEW ACCOUNTING PRONOUNCEMENTS – In December 2004, the Financial Accounting Standards board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”) which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123 (R) is effective for fiscal years beginning after June 15, 2005, which for the Company is June 28, 2005 (the “Effective Date”). Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period.

Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based upon the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. If the Company applied the fair value recognition provisions of SFAS No. 123 (R), net income for the thirteen and thirty-nine weeks ended March 29, 2005 would have been lower by $25,937 and $77,807, respectively, and the net loss for the thirteen and thirty-nine weeks ended March 29, 2004 would have been greater by $41,433 and $124,116, respectively, using a Black-Scholes model (see Note 2).

Item 2. Management’ Discussion and Analysis of Financial Condition and Rusults of Operations

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

The Company’s revenues are derived primarily from providing emergency response, remediation and disaster restoration services, and its cost of revenues consists primarily of labor and labor related costs, insurance, benefits and job-related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment. The Company’s selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, legal fees, sales salaries, marketing, consulting, insurance and travel and entertainment.

In April 2003, the Company commenced a remediation project in New York City for Consolidated Edison Company to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter in the amount of approximately $1,600,000 were billed to the customer. However, the collectibility of such monies cannot be assured. Accordingly, the Company has not recognized the revenue associated with this claim. The project has been substantially completed and the customer has refused to acknowledge its liability for the additional charges billed by the Company. On October 22, 2004, Trade-Winds commenced an action against Consolidated Edison Company in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $2,000,000 of contractual billings and related damages with respect to its removal of sediment from an oil storage tank. On December 6, 2004, Consolidated Edison Company filed an answer, denying Trade-Winds’ claims. The case is currently in pre-trial discovery. As of August 30, 2004, all amounts due under the original contract had been paid to the Company.

The Company has encountered slow collections of certain of its accounts receivable, and its liquidity was severely adversely affected by its unrecouped costs incurred in connection with the aforementioned oil storage tank project. Accordingly, the Company needed to borrow increased amounts from Spotless. As a result of the additional borrowings, the amount outstanding from Spotless was $5,000,000 as of March 29, 2005. The Company has considered various alternatives to increase its liquidity. In this connection, the Company increased its liquidity by entering into the ARFA, dated as of February 5, 2004, with Spotless pursuant to which Spotless has purchased certain of the Company’s accounts receivable without recourse for cash, subject to certain terms and conditions. Through September 24, 2004, the date of the last accounts receivable purchase, Spotless had purchased an aggregate amount of our accounts receivable equaling $4,991,252 for an aggregate purchase price of $4,080,050.

In the opinion of management, the Company expects to have sufficient working capital to fund its current operations as long as it does not encounter further difficulty collecting its accounts receivable or experience significant growth. However, market conditions and their effect on the Company’s liquidity may restrict the Company’s use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing in addition to the financing contemplated by the ARFA or otherwise. Spotless is under no contractual obligation to provide any funds. Currently, the Company has no credit facility for additional borrowing.

Spotless has informed the Company in a letter dated September 29, 2004, that, at that time, it intended to provide only an additional $150,000 in financing to the Company pursuant to the ARFA. Spotless has also indicated that it does not intend to provide any additional debt or equity financing to the Company. The Company is assessing the impact, if any, of this situation. The Company’s board of directors appointed a special committee consisting of independent director Anthony P. Towell to investigate its financing and strategic alternatives. The special committee currently is considering available alternatives, including a possible convertible loan from an unaffiliated third-party investor. No assurance can be given that this transaction, or any other transaction, will be consummated.

Ability to Continue as a Going Concern

The Company’s accompanying consolidated financial statements have been prepared assuming that it will continue as a going concern. They do not include any adjustments that might result should the Company be unable to continue as a going concern, and no assurance can be given that it will continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the unaudited financial statements are accounting for contracts, allowance for doubtful accounts and the valuation allowance against deferred tax assets.

Contract Accounting — Revenue derived from services provided to customers over periods of less than one month is recognized at the completion of the related contracts. Revenue from firm fixed price contracts that extend over periods of one month or more is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, the effect of contract penalty provisions and final contract settlements may result in revisions to estimates of costs and income and are recognized in the period in which the revisions are determined. Revenues from time and material contracts that extend over a period of more than one month are recognized as services are performed.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of its customers to make required payments. In determining collectibility, the Company reviews available customer financial information including public filings and credit reports and also consults legal counsel to assist in determining collectibility. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

Deferred Tax Asset Valuation Allowance – The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to the Company’s prior history of losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of March 29, 2005. The Company currently provides for income taxes only to the extent that it expects to pay cash taxes for current income. Should the Company be profitable in the future at levels which cause management to conclude that it is more likely than not that it will realize all or a portion of the deferred tax assets, the Company would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”) which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123 (R) is effective for fiscal years beginning after June 15, 2005, which for the Company is June 28, 2005 (the “Effective Date”). Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period.

Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based upon the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. If the Company applied the fair value recognition provisions of SFAS No. 123 (R), net income for the thirteen and thirty-nine weeks ended March 29, 2005 would have been lower by $25,937 and $77,807, respectively, and the net loss for the thirteen and thirty-nine weeks ended March 29, 2004 would have been greater by $41,433 and $124,116, respectively, using a Black-Scholes model (see Note 2).

RESULTS OF OPERATIONS

Thirteen weeks ended March 29, 2005 and March 30, 2004

Total revenues for the thirteen weeks ended March 29, 2005 increased by $1,775,649, or 59%, to $4,801,832 from $3,026,183 for the thirteen weeks ended March 30, 2004. This increase was primarily attributable to increased emergency response work associated with hurricanes in Florida.

Cost of Revenues

Cost of revenues decreased $1,217,258 or 26%, to $3,433,054 for the thirteen weeks ended March 29, 2005 as compared to $4,650,312 for the thirteen weeks ended March 30, 2004, primarily due to a greater proportion of emergency response work related to hurricanes in Florida and equipment-intensive projects with higher gross margins and a corresponding reduction in labor costs as well as a reduction in cost overruns incurred on an oil storage tank project in 2004 (See Note 5). Gross profit increased $2,992,907 to $1,368,778 for the thirteen weeks ended March 29, 2005 from a gross loss of ($1,624,129) for the thirteen weeks ended March 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $310,438, or 20%, to $1,210,884 for the thirteen weeks ended March 29, 2005 from $1,521,322 for the thirteen weeks ended March 30, 2004 and constituted approximately 25% and 50%, respectively, of revenues in each period. This decrease was primarily attributable to decreases in consulting expenses of approximately $108,000, sales salaries of approximately $104,000 and marketing expenses of approximately $121,000. All of these decreases were a result of management reductions in staff and discretionary spending.

Expense (Benefit) Related to Variable Accounting Treatment for Officer Options

Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company’s President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The expense related to variable accounting treatment for officer options was $103,896 for the thirteen weeks ended March 30, 2004. There was no benefit or expense required to be recorded in the thirteen weeks ended March 29, 2005 due to the low market price of the Company’s common stock. The expense in the thirteen weeks ended March 30, 2004 was due to an increase in the market price of the Company’s common stock and/or a change in the number of options outstanding that are vested. Due to the terms of the options, changes in the market price of the Company’s common stock, in either direction, result in a corresponding expense or benefit.

Interest Expense

Interest expense decreased by $199,104 to $53,577 for the thirteen weeks ended March 29, 2005 from $252,681 for the thirteen weeks ended March 30, 2004. The decrease in interest expense was primarily attributable to decreased sales of accounts receivable to Spotless under the ARFA.

Provision (Benefit) for Income Taxes

The provision for income taxes for the thirteen weeks ended March 29, 2005 was $5,449 compared to a benefit of ($928,637) for the thirteen weeks ended March 30, 2004.

Net Income

Net income of $128,759 was generated for the thirteen weeks ended March 29, 2005 as compared to net loss of ($2,567,984) incurred for the thirteen weeks ended March 30, 2004. The change was the result of the factors discussed above.

Thirty-nine weeks ended March 29, 2005 and March 30, 2004

Revenue

Total revenues for the thirty-nine weeks ended March 29, 2005 increased by $2,830,035, or 19%, to $17,639,617 from $14,809,582 for the thirty-nine weeks ended March 30, 2004. This increase was primarily attributable to increased emergency response work associated with hurricanes in Florida.

Cost of Revenues

Cost of revenues decreased $1,324,920 or 10%, to $12,165,045 for the thirty-nine weeks ended March 29, 2005 as compared to $13,489,965 for the thirty-nine weeks ended March 30, 2004, primarily due to a greater proportion of emergency response work related to the hurricanes in Florida and equipment-intensive projects with higher gross margins and a corresponding reduction in labor costs as well as a reduction in cost overruns incurred on an oil storage tank project in 2004 (See Note 5). Gross profit increased $4,154,955 to $5,474,572 for the thirty-nine weeks ended March 29, 2005 from $1,319,617 for the thirty-nine weeks ended March 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $18,553, or 0%, to $3,946,334 for the thirty-nine weeks ended March 29, 2005 from $3,927,781 for the thirty-nine weeks ended March 30, 2004 and constituted approximately 22% and 27%, respectively, of revenues in each period. This increase was primarily attributable to increases in bad debt expense of approximately $550,000 and legal expenses of approximately $228,000, offset by decreases in sales salaries and sales travel and entertainment of approximately $356,000, marketing expenses of approximately $235,000 and consulting expenses of approximately $168,000. All of these decreases were a result of management reductions in staff and discretionary spending.

Benefit Related to Variable Accounting Treatment for Officer Options

Under the terms of an employment agreement with the Company and a separate agreement with Spotless, the Company’s President and Chief Executive Officer may sell to the Company, or in certain circumstances to Spotless, all shares of common stock of the Company held by him and all shares of common stock underlying vested options to purchase shares of common stock of the Company held by him upon the occurrence of certain events. The benefit related to variable accounting treatment for officer options was $244,729 for the thirty-nine weeks ended March 30, 2004. There was no benefit or expense required to be recorded in the thirty-nine weeks ended March 29, 2005 due to the low market price of the Company’s common stock. The benefit in the thirty-nine weeks ended March 30, 2004 was due to a decrease in the market price of the Company’s common stock and/or a change in the number of options outstanding that are vested. Due to the terms of the options, changes in the market price of the Company’s common stock, in either direction, result in a corresponding expense or benefit.

Interest Expense

Interest expense increased by $7,705 to $320,033 for the thirty-nine weeks ended March 29, 2005 from $312,328 for the thirty-nine weeks ended March 30, 2004. The increase in interest expense was primarily attributable to greater amounts of debt outstanding resulting from increased borrowings from Spotless for working capital. For the thirty-nine weeks ended March 29, 2005 and March 30, 2004, the Company incurred approximately $146,000 and $208,000, respectively, of discounts and fees associated with the sale of accounts receivable under the ARFA.

Provision (Benefit) for Income Taxes

The provision for income taxes for the thirty-nine weeks ended March 29, 2005 was $51,697 compared to a benefit of $750,000 for the thirty-nine weeks ended March 30, 2004.

Net Income

Net income of $1,187,953 was incurred for the thirty-nine weeks ended March 29, 2005 as compared to net loss of $1,896,396 incurred for the thirty-nine weeks ended March 30, 2004. The change was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 29, 2005, the Company had a cash balance of $791,699, working capital deficit of $(629,012) and stockholders’ equity of $341,498. As of June 29, 2004, the Company had a cash balance of $63,562, working capital deficit of $(2,103,971) and stockholders’ deficit of $(787,955). Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its majority shareholder, Spotless, and through cash generated from operations.

In the opinion of management, the Company expects to have sufficient working capital to fund its current operations as long as it does not encounter further difficulty collecting its accounts receivable or experience significant growth. However, market conditions and their effect on the Company’s liquidity may restrict the Company’s use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing in addition to the financing contemplated by the ARFA or otherwise. Spotless is under no contractual obligation to provide any funds. Currently, the Company has no credit facility for additional borrowing.

Spotless has informed the Company in a letter dated September 29, 2004, that, at that time, it intended to provide only an additional $150,000 in financing to the Company pursuant to the ARFA. Spotless has also indicated that it does not intend to provide any additional debt or equity financing to the Company. The Company is assessing the impact, if any, of this situation. The Company’s board of directors appointed a special committee consisting of independent director Anthony P. Towell to investigate its financing and strategic alternatives. The special committee currently is considering available alternatives, including a possible convertible loan from an unaffiliated third-party investor. No assurance can be given that this transaction, or any other transaction, will be consummated.

Under the ARFA, Spotless may, but is not obligated to, purchase one or more of the Company’s accounts receivable that are approved by Spotless in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless may purchase any accounts receivable at a 15% discount to invoice prices, which the Company believes is at least as favorable to it as would be available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm’s length, as may be adjusted by Spotless in its sole discretion. In this regards, all of Spotless’ purchases have been made at 15% discount except one made in April 2004 for the amount of $711,450 in relation to an account receivable balance of $1,028,194, which constituted a 31% discount. In addition, the Company pays varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the ARFA are characterized as interest expense. For the thirty-nine weeks ended March 29, 2005, the Company has incurred approximately $169,000 of such discounts and fees. Further, the Company (a) manages any accounts receivable that it sells to Spotless while remitting to Spotless any proceeds received and (b) bears any related litigation costs.

As of March 29, 2005, the Company owed Spotless $5,000,000 in short-term loans to fund working capital. During the thirty-nine weeks ended March 29, 2005, the Company did not make any repayments to Spotless. All current borrowings from Spotless bear interest at the London Interbank Offering Rate (“LIBOR”) plus 1 percent (3.24% at March 29, 2005) and are secured by all of the Company’s assets. As of March 29, 2005, interest of $75,316 was accrued and unpaid on these borrowings.

Net cash provided by operating activities was $1,042,559 for the thirty-nine weeks ended March 29, 2005 as compared to net cash used in operations of $2,429,973 for the thirty-nine weeks ended March 30, 2004. Accounts receivable increased by $1,441,666 for the thirty-nine weeks ended March 29, 2005 as a result of increased revenues primarily related to the hurricanes in Florida. Accounts receivable increased by $2,338,466 for the thirty-nine weeks ended March 30, 2004 due to hurricane-related work and difficulties with cash collections. Refundable income taxes decreased by $641,795 and $330,186 for the thirty-nine weeks ended March 29, 2005 and March 30, 2004, respectively, due to the receipt of federal income tax refunds. Accounts payable and accrued expenses decreased by $715,309 for the thirty-nine weeks ended March 29, 2005 as a result of increased cash collections from customers which allowed for repayment of outstanding vendor balances. Accounts payable and accrued expenses increased by $396,273 for the thirty-nine weeks ended March 30, 2004 as a result of the Company’s cash collections difficulties which resulted in slower payments to vendors.

Cash used for capital expenditures was $83,303 during the thirty-nine weeks ended March 29, 2005 as compared to $714,701 for the thirty-nine weeks ended March 30, 2004.

Financing activities for the thirty-nine weeks ended March 29, 2005 used net cash of $231,119 for repayments of long-term debt. Financing activities for the thirty-nine weeks ended March 30, 2004 provided net cash of $3,249,764. This amount included repayments of long-term debt of $323,769, proceeds from long-term debt borrowings of $312,533, proceeds from borrowings from Spotless of $3,300,000 and payments of preferred stock dividends of $39,000.

The Company’s liquidity was severely adversely affected by its unrecouped costs incurred in connection with an oil storage tank project. The Company believes that it will be successful in collecting for this project, but no assurance can be given as to the timing or amount of any such recovery. Management believes the Company will require positive cash flow from operations to meet its working capital needs over the next twelve months unless the Company successfully obtains debt or equity financing from a third party. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing to meet its working capital needs.

So long as the Company has sufficient working capital, it anticipates continued revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of the Company’s bids will be accepted or that it will have sufficient working capital. The Company is striving to improve its gross margin and control its selling, general and administrative expenses. In this regard, in fiscal 2005 the Company has reduced its expenses, including those relating to marketing, at an annualized rate of approximately $2 million. There can be no assurance, however, that changes in the Company’s plans or other events affecting the Company’s operations will not result in accelerated or unexpected cash requirements, or that it will continue to be successful in achieving positive cash flow from operations or in obtaining additional financing. The Company’s future cash requirements are expected to depend on numerous factors, including, but not limited to: (a) the ability to obtain environmental or related construction contracts, (b) the ability to generate positive cash flow from operations, and the extent thereof, (c) the ability to raise additional capital or obtain additional financing, and (d) economic conditions.

                             The table below summarizes contractual obligations and commitments as of March 29, 2005:

	Total	1 Year	2-3 Years	4-5 Years
Operating leases	$950,217	$454,391	$495,826	$ --
Long-term debt	461,374	203,663	239,146	18,565
Series A redeemable convertible
preferred stock	1,551,576	180,076	1,371,500	--
Short-term notes payable to
related party	5,075,316	5,075,316	--	--
	$8,038,483	$5,913,446	$2,106,472	$18,565

Excludes interest expense associated with the short-term notes payable because such notes are due on demand. Interest rate is LIBOR plus 1% (3.24% at March 29, 2005).

OFF-BALANCE SHEET ARRANGEMENTS INFLATION Inflation has not had a material impact on the Company’s operations over the past three fiscal years or during the thirty-nine weeks ended March 29, 2005.

SEASONALITY

Since the Company and its subsidiaries are able to perform their services throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts in certain of its service areas, i.e., asbestos and mold abatement and construction, as well as the timing of catastrophes.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon the Company’s best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

• the market acceptance and amount of sales of the Company’s services,
•   the Company’s success in increasing revenues and reducing expenses,
•   the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services the Company provides,
•   the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation,
•   the competitive environment within the industries in which the Company operates,
•   the Company’s ability to raise additional capital,
•   the Company’s ability to continue as a going concern,
•   the Company’s ability to effectively implement and maintain its internal controls and procedures,
•   the Company’s ability to attract and retain qualified personnel, and
•   the other factors and information disclosed and discussed in other sections of this Quarterly Report on Form 10-K for the fiscal year ended June 29, 2004.

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

The foregoing discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 and with the consolidated financial statements included in the Company’s annual report on Form 10-K for the period ended June 29, 2004.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to potential loss from market risks that may occur as a result of changes in the market price of the Company’s common stock (with respect to the variable accounting treatment of a put option for shares of common stock and common stock options held by an officer of the Company) and as a result of changes in interest rates (primarily with respect to its debt obligations to Spotless). There have been no material changes to the nature of Company’s market risks since the Company’s Annual Report on Form 10-K for the period ended June 29, 2004.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the Company’s principal executive and financial officers of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. During the thirteen week period ended September 28, 2004, in order to address recurring issues relating to revenue recognition and allocation of expenses associated with the Company’s contract and billing procedures which include, but are not limited to, direct participation by the Company’s chief executive officer in customer invoice preparation and the evaluation of the accuracy of vendor invoices, the audit committee appointed a task force to assist management in addressing these matters, and the Company continues to implement changes to its internal controls and procedures under the supervision of the chief executive officer. In connection with the preparation of this report, the Company became aware of the existence of a contract that had not been properly reported internally as prescribed by the Company's internal disclosure controls and procedures guidelines. Upon review of the contract, management concluded that it did not relate to a material transaction. The audit committee assessed this matter and took remedial action, which included a request to its task force to address issues associated with facilitating compliance with the Company's internal disclosure controls ad procedures.

The Company continues to assign high priority to the short-term and long-term correction of its internal control weaknesses, and will continue to evaluate the effectiveness of its internal controls and procedures on an on-going basis and will take further action as might be appropriate. Other than implementing the improvements discussed above, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

In connection with the foregoing, the Company’s principal executive and financial officers have concluded that, except as noted above, and subject to the inherent limitations in all control systems, the Company’s current disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information that is required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information the Company is required to disclose in such reports is accumulated and communicated to management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART 2 – OTHER INFORMATION

                            Item 1.                                    Legal Proceedings

On August 5, 2004, Trade-Winds commenced an action against the New York City Economic Development Corporation (the “EDC”) in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the EDC filed an answer, denying Trade-Winds’ claims. On November 4, 2004, the EDC filed an amended answer denying Trade-Winds’ claims and asserting counterclaims. The case is currently in pre-trial discovery.

On October 22, 2004, Trade-Winds commenced an action against Consolidated Edison Company in the New York State Supreme Court, County of New York, claiming that Trade-Winds is entitled to approximately $2,000,000 of contractual billings and related damages with respect to its removal of sediment from an oil storage tank. On December 6, 2004, Consolidated Edison Company filed an answer, denying Trade-Winds’ claims. The case is currently in pre-trial discovery.

The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company’s consolidated financial statements.

                          Item 2.                                      Unregistered Sales of Equity Securities and Use of Proceeds

                                                                            Not applicable.

                          Item 3.                                       Defaults upon Senior Securities

The Company is required to pay quarterly dividends on its Series A Convertible Preferred Stock, par value $.01 per share (the “Series A Preferred”), which dividends accrue from the initial date of issuance of the Series A Preferred, are cumulative and, if not paid when due, bear interest on the unpaid amount of the past due dividends at the prime rate published in The Wall Street Journal on the date the dividend was payable, plus 3%. The Company is currently in arrears on its Series A Preferred dividend payments and interest thereon in the aggregate amount of approximately $102,000 due to a lack of available cash. Under the terms of the Company’s Certificate of Designations of the Series A Preferred, if the Company fails to make any four consecutive quarterly dividend payments on the Series A Preferred, the majority in interest of the holders of the Series A Preferred have the right to elect a second director to the Company’s board of directors, to serve as a director until such accrued and unpaid dividends have been paid in full. The Company failed to pay its fifth consecutive quarterly dividend payment on March 15, 2005 to the holders of the Series A Preferred. The majority in interest of the holders of the Series A Preferred has not exercised the right to elect a second director to the Company’s board of directors. There can be no assurance when or if the Company will make any Series A Preferred dividend payments.

                           Item 4.                                      Submission of Matters to a Vote of Security Holders

                                                                              Not applicable.

                           Item 5.                                      Other Information

                                                                             Not applicable.

                           Item 6.                                Exhibits

                                                                       The following exhibits are included as part of this report:

                                                                       31.1 Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302(a).
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

WINDSWEPT ENVIRONMENTAL GROUP, INC.
Date: May 13, 2005	By: /s/ Michael O'Reilly
MICHAEL O'REILLY
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2005	By: /s/ Charles Kelly, Jr.
CHARLES KELLY, JR.
Chief Financial Officer
(Principal Financial Officer)