Form 10-K
period 2005-06-28
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2005-10-03
CIK 814915

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

               [X] Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     For the fiscal year ended June 28, 2005

                           Commission File No. 0-17072

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                              11-2844247
--------                                              ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

100 SWEENEYDALE AVENUE, BAY SHORE, NEW YORK           11706
-------------------------------------------           ------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (631) 434-1300

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                                         Yes       No  X
                                                             ---      ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
                                                         Yes       No  X
                                                             ---      ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second quarter. $862,587

As of September 27, 2005, the issuer had 33,571,215 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement expected to be filed and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held in 2005 are incorporated into Part III of this Form 10-K.

Introductory Comment - Forward-Looking Statements
-------------------------------------------------

Statements contained in this Annual Report on Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of our operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, such factors as:

     o   the market acceptance and amount of sales of our services;
     o   our success in increasing revenues and reducing expenses;
     o the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services we provide;
     o   our ability to service our debt and other financial obligations;
     o the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation;
     o   our ability to obtain and manage new and large projects;
     o   the competitive environment within the industries in which we operate;
     o   our ability to raise or access capital;
     o   our ability to continue as a going concern;
     o our ability to effectively implement and maintain our internal controls and procedures;
     o   our dependence on key personnel;
     o   our ability to attract and retain qualified personnel; and
     o the other factors and information disclosed and discussed under the "Risk Factors" section of Item 1 and in other sections of this Annual Report on Form 10-K.

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

We, through our wholly-owned subsidiaries, Trade-Winds Environmental Restoration Inc. and North Atlantic Laboratories, Inc., provide a full array of emergency response, remediation and disaster restoration services to a broad range of clients. We have expertise in areas of hazardous materials remediation, microbial remediation, testing, toxicology, training, wetlands restoration, wildlife and natural resources rehabilitation, technical advisory, restoration and site renovation services. We believe that we have assembled the resources, including key environmental professionals, construction managers, and specialized equipment to become a leader in the expanding worldwide emergency services market. We further believe that few competitors provide the diverse range of services that we provide on an emergency response basis. We believe that our unique breadth of services and our emergency response capability have positioned us for rapid growth in this expanding market.

We were incorporated under the laws of the state of Delaware on March 21, 1986 under the name International Bankcard Services Corporation. On March 19, 1997, we changed our name to our present name. Our principal executive offices are located at 100 Sweeneydale Avenue, Bay Shore, New York, 11706. Our telephone number is (631) 434-1300.

In December 1993, we acquired Trade-Winds, an asbestos abatement and lead remediation company. On February 24, 1997, we acquired North Atlantic, a certified environmental training, laboratory testing and consulting company.

On October 29, 1999, we entered into a subscription agreement with Spotless Plastics (USA), Inc., a Delaware corporation, pursuant to which we sold to Windswept Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Spotless, 22,284,683 shares of our common stock, par value $.0001 per share, and 9,346 shares of series B convertible preferred stock, par value $.01 per share, for an aggregate subscription price of $2,500,000 or $.07904 per share of our common stock and $79.04 per share of series B preferred stock. Each share of series B preferred stock had the equivalent voting power of 1,000 shares of our common stock and was convertible into 1,000 shares of our common stock.

In addition, we, Trade-Winds and North Atlantic, as joint and several obligors, borrowed $2,000,000 from Spotless. This borrowing was evidenced by a secured convertible promissory note, dated October 29, 1999. Outstanding principal under this note bore interest at a rate equal to the London Interbank Offering Rate plus an additional 1% and was payable monthly. The note had a maturity date of October 29, 2004, unless Spotless elected to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under this note was convertible, at the option of Spotless, in whole or in part, at any time, into shares of our common stock at the rate of one share of our common stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals have not been obtained at the time of conversion, into shares of series B preferred stock at the rate of one share of series B preferred stock for every $79.04 of principal and accrued interest so converted). In connection with the note, each of the obligated parties granted to Spotless a security interest in all of their respective assets pursuant to a security agreement dated October 29, 1999.

On November 16, 2001, Windswept Acquisition Corp. exercised its right to convert all 9,346 shares of our series B preferred stock. As a result of such conversion and in accordance with the terms of our series B preferred stock, Windswept Acquisition Corp. was issued 10,495,174 shares of our common stock. Such amount included 9,346,000 shares as a result of the 1,000:1 conversion ratio, and an additional 1,149,174 shares that were calculated based upon a formula that took into consideration the value of the series B preferred stock on the date of issuance and the number of days elapsed from the date of the issuance of the series B preferred stock through the conversion date. The issuance of the additional shares of common stock was recorded as a dividend of $390,719. The dividend represents the difference between the fair market value of our common stock issued on November 16, 2001 and the fair market value of our common stock at the date the series B preferred stock was issued.

On November 16, 2001, Spotless exercised its right to convert all principal and accrued and unpaid interest on the $2,000,000 note. As a result of the conversion of the note and accrued and unpaid interest, we issued an additional 28,555,250 shares of our common stock to Windswept Acquisition Corp. in full satisfaction of the note and the related accrued and unpaid interest.

On February 5, 2004, we entered into an account receivable finance agreement with Spotless pursuant to which Spotless purchased certain of our accounts receivable without recourse for cash, subject to certain terms and conditions. Pursuant to the account receivable finance agreement, Spotless had the ability, but not the obligation to, purchase one or more of our accounts receivable, that were approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless could purchase accounts receivable at a 15% discount to invoice prices, which we believed was at least as favorable to us as would have been available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length, as adjusted by Spotless in its sole discretion. In addition, we paid varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the account receivable finance agreement were characterized as interest expense in the consolidated statements of operations. Further, we (a) manage any accounts receivable that we sold to Spotless while remitting to Spotless any proceeds received and (b) bear any related litigation costs.

In February 2004, we purchased certain assets of an environmental remediation business in Florida for $75,000.

On June 30, 2005, we completed a financing transaction, in which we sold to Laurus Master Fund, Ltd., a secured convertible term note in the principal amount of $5,000,000. The sale of the note was completed pursuant to a securities purchase agreement and related documents. Under the terms of the financing transaction, we also issued to Laurus (a) a twenty-year option to purchase 30,395,179 shares of our common stock at a purchase price of $0.0001 per share and (b) a seven-year warrant to purchase 13,750,000 shares of our common stock at a purchase price of $0.10 per share. On July 13, 2005, we received an additional $350,000 of proceeds and amended and restated the note to be in the principal amount of $5,350,000. On September 9, 2005, we received an additional $650,000 of proceeds and further amended and restated the note to be in the principal amount of $6,000,000. The replacement note is repayable at the rate of $187,500 per month together with accrued but unpaid interest, commencing on November 1, 2005. Principal repayments must be made in shares of our common stock if the following conditions are satisfied: (a) the average closing price of our common stock for the five (5) trading days immediately preceding an amortization date is greater than 110% of the fixed conversion price of $0.09 per share and (b) the amount of the related payment does not exceed thirty percent (30%) of the aggregate dollar trading volume of our common stock for the period of twenty-two trading days immediately preceding such amortization date. If condition (a) is met but condition (b) is not, then Laurus shall convert only such portion that satisfies condition (b). Any amount not paid in shares shall be payable in cash at the rate of 103% of the amount owed. None of these amounts may be paid in shares of our common stock, however, if (1) the common stock (a) has not been registered under an effective registration statement under the Securities Act or (b) is not otherwise covered by an exemption under the Securities Act or (2) we are in default of the replacement note. The replacement note may be prepaid by us in cash by paying the holder 103% of the principal amount, plus accrued interest. Interest is payable monthly and accrued commencing August 1, 2005 at the prime rate plus 2%, with a minimum rate of 7.25%. Our obligations under the replacement note are collateralized by all of our assets. The holder of the replacement note may convert all or a portion of such note, together with interest and fees thereon at any time into shares of our common stock at an initial conversion price of $0.09, subject to adjustments in connection with any reclassification, stock splits, combinations, dividends or additional stock issuances made to persons other than the Laurus. Upon an issuance of shares of our common stock below the conversion price, the initial conversion price of the replacement note will be reduced to such issuance price.

Pursuant to the terms of the financing transaction, Laurus agreed that it generally may not convert debt or warrants to the extent that such conversion or exercise would result in it, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares of our common stock at the time of conversion or exercise (unless such limitation is suspended upon the occurrence of an "event of default", as defined in the securities purchase agreement, or upon 75 days prior written notice to us). As part of the agreements with Laurus, Laurus has a right of first refusal to provide us with additional financing and has until March 27, 2006 to provide us up to $300,000 of additional convertible debt financing on the same terms and conditions as the replacement note.

As consideration for investment banking services in connection with the securities purchase agreement, we paid 3.50% of the gross proceeds to Laurus Capital Management, L.L.C., which is an affiliate of Laurus Master Fund, Ltd., to which we paid a fee of $1,750,000 in connection with the securities purchase agreement.

The proceeds received by us in the transactions completed on June 30, 2005, and described above, were used (a) to repay $2,750,000 to Spotless, consisting of approximately $2,650,000 in principal and $100,000 in interest, in satisfaction of the promissory note that we issued to Spotless, dated November 16, 2001, and
(b) to pay transactional expenses. We also issued a subordinated secured promissory note to Spotless in the principal amount of $500,000, bearing interest at LIBOR plus 1%. Pursuant to the terms of the note we issued to Spotless, amortized payments of $50,000 per month become due and payable beginning July 1, 2007 until all amounts due thereunder are fully paid, so long as we are not in default of the note we issued to Laurus. The note we issued to Spotless, together with the $2,750,000 payment to Spotless referred to above, fully satisfied all of our financial obligations concerning Spotless.

In connection with our transaction with Laurus, we, along with Spotless, terminated our account receivable finance agreement, dated February 5, 2004, as amended, except with respect to our obligation to continue to collect and remit payment of outstanding accounts receivable that Spotless had purchased under the agreement. As of June 30, 2005, Spotless was due payment for purchased accounts receivable in the amount of $158,469.13. As part of the transactions, Spotless assigned us an account receivable with a balance of $189,196.82, and we agreed to pay this amount to Spotless no later than June 30, 2006.

On June 30, 2005, Spotless sold 15,469,964 shares of our common stock to Michael O'Reilly, our president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued to Spotless, bearing interest at LIBOR plus 1%. Spotless surrendered its remaining 45,865,143 shares to us for cancellation. In addition, we issued an option exercisable at $0.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of our common stock.

On June 30, 2005, agreements between us, Spotless and Mr. O'Reilly pursuant to which Mr. O'Reilly had the right to sell to us, and in certain circumstances to Spotless, all shares of our common stock held by him upon the occurrence of certain events, were terminated.

On June 30, 2005, we (a) issued ten-year options exercisable at $0.09 per share to our series A convertible preferred stockholders, including Dr. Kevin Phillips, one of our directors, to purchase an aggregate of 500,000 shares of our common stock and (b) agreed to pay, out of legally available funds, accrued and unpaid dividends in an aggregate of (1) $35,000 to the series A convertible preferred stockholders, on each of June 30, 2005, September 30, 2005 and December 30, 2005 and (2) $50,000 to the series A convertible preferred stockholders on February 28, 2007 in consideration for their agreement to (1) postpone the mandatory redemption of their series A convertible preferred stock from February 2007 until the earlier of (a) six months after the repayment of the note we issued to Laurus or (b) June 30, 2010; and (2) defer receipt of dividend payments on the series A convertible preferred stock due on and after June 30, 2005.

After giving effect to the above- mentioned financing transactions, Spotless ceased beneficially owning any of our issued and outstanding shares of common stock.

On June 30, 2005, Michael O'Reilly, who is our president and chief executive officer and a director of ours, and the series A convertible preferred stock stockholders, one of whom is also a director of ours, agreed to propose and vote in favor of an amendment to our Certificate of Incorporation in order to sufficiently increase the number of authorized shares at our next annual shareholders meeting to be held by December 2005. In addition, Mr. O'Reilly, the series A convertible preferred stock stockholders and Anthony P. Towell, one of our directors, entered into lock-up agreements with Laurus that prohibit dispositions of their shares of our common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the note we provided to Laurus or (b) June 30, 2010. Additionally, Mr. O'Reilly agreed to guarantee (a) all of our bonding obligations and (b) up to $3,250,000 of the note we issued to Laurus.

OPERATIONS

In order to position ourselves into stronger and more profitable markets, we have evolved from an asbestos abatement contractor to a hazardous materials clean-up and natural resource restoration firm, and finally, to a full service emergency response provider. We provide a broad range of services through vertically integrated businesses in the service areas described below:

     o   Emergency Response and Catastrophe Restoration
     o   Microbial Remediation
     o   Site Restoration
     o   Mold Contamination Remediation
     o   Commercial Drying
     o   Natural Resource/Wetlands Restoration/Wildlife Rehabilitation
     o   Forensic Investigation
     o   Asbestos Abatement

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

We have specially trained emergency response teams that respond to both hazardous and non-hazardous spills and other emergencies on land and water on a 24-hour, seven day a week basis. The following examples are types of emergencies for which we are capable of conducting response and remediation services: explosions, fires, earthquakes, mudslides, hazardous spills, transportation catastrophes, storms, hurricanes, tornadoes, floods, and biological threats.

In order to provide environmental remediation and other services necessitated by the aftermath of Hurricane Katrina, in September, 2005, Trade-Winds, one of our wholly owned subsidiaries, established a command center, a training center and another facility in Baton Rouge, Louisiana. This enables us to house additional crews and equipment necessary in order to provide our services in New Orleans and elsewhere.

We believe that our comprehensive emergency response abilities have greatly expanded our customer base to include those entities that value immediate response, enhanced capabilities and customer service. Our customers have included Fortune 500TM companies, insurance companies, industrial concerns, construction companies, oil companies, utilities, banks, school districts, state, local and county governments, commercial building owners and real estate development concerns. Our customers have included Keyspan Energy Corporation, Allstate Insurance Company, the Bank of New York, State Farm Insurance Company, Consolidated Edison, and the New York State Department of Environmental Conservation for services including hazardous materials spill response, oil spill containment, subsurface investigation, site remediation and microbial remediation.

Health professionals have been aware of the adverse health effects of exposure to mold for decades, but the issue has gained increased public awareness in recent years. Studies indicate that 50% of all homes contain mold and that the dramatic increase in asthma over the past 20 years can be attributed to mold exposure. Our current focus is on mold remediation in both commercial and residential structures. Our experience includes identification and development of remediation plans, detailing methods and performing microbial (mold, fungus, etc.) abatement in commercial, residential, educational, medical and industrial facilities. The activities include decontamination, application of biocides and sealant, removal of building systems (drywall, carpet, etc.), duct cleaning, and disposal of building furnishings.

In order to address the needs of our customers, we have dedicated ourselves toward the strategic integration of all of our services. As a result, we provide our insurance customers with the capability to respond to virtually any type of insurance loss. We believe that we are able to perform all the tasks necessary to rapidly restore a property to pre-loss conditions, thus minimizing dislocation, downtime and business interruption.

From time to time, insurance customers have represented a substantial portion of our target market: those with recurring needs for emergency services. During the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, we recognized net sales to significant customers as set forth below:

                                       June 28,       June 29,       July 1,
     Major Customers                     2005           2004           2003
 -------------------------            -----------     ----------     ----------
       Customer A                          19%             4%             0%
       Customer B                           4%             0%            19%
       Customer C                           4%             0%             0%

While we intend to increase the amount of work performed for entities other than these customers, we expect to continue to be dependent on a few customers and/or the incurrence of large projects. We do not expect to experience a material adverse effect from the loss of any one customer. The level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of our services. However, because of the significant expansion of our services provided, we believe that the loss of any single customer would not have a material adverse effect on our financial condition and results of operations, unless the revenues generated from any such customer were not replaced by revenues generated by other customers. See "Risk Factors".

In order to provide emergency response services, it is necessary for us to employ a professional staff and to maintain an inventory of vehicles, equipment and supplies. We currently maintain a fleet of 24 spill response vessels with skimmer, diving and booming capabilities, 66 vehicles (including vacuum trucks, earth moving equipment, supply trucks and drilling vehicles) and 39 trailers equipped with various capabilities (such as a mobile wildlife clinic).

COMPETITION

The environmental and restoration industries in the United States have developed rapidly since the passage of the Resources Conservation and Recovery Act of 1976 and is highly competitive. We believe that the industry is going through a rapid transition resulting from several mergers and consolidations during the last several years. Several large companies have emerged from this transition period, but we believe that the industry still has numerous small and medium-sized companies serving niche markets according to geography, industry, media (air, water, soil, etc.), and technological specialization (bioremediations, etc.). We differentiate ourselves from our competitors by providing some unique services (such as wildlife rehabilitation, natural resource recovery, water spill clean-up, microbial remediation, forensic testing, biohazard clean-up) and complementary packages of services. For example, the oil spill response service line includes our wetlands/natural resource restoration, laboratory and construction related services. We further believe that the turnkey approach to the emergency response business provides a distinct advantage over its competition.

We have obtained a WCD Tier 3 marine oil spill response designation from the United States Coast Guard. This designation, which is the highest designation that can be obtained, allows us to respond to contamination containment spills, such as oil tanker disasters.

We believe that the principal competitive factors applicable to all areas of our business are price, breadth of services offered, ability to collect and transport waste products efficiently, reputation for customer service and dependability, technical proficiency, environmental integrity, operational experience, quality of working relations with federal, state and local environmental regulators and proximity to customers and licensed waste disposal sites. We also believe that we are, and will continue to be, able to compete favorably on the basis of these factors. However, many of our competitors have financial and capital equipment resources that are greater than those available to us. Additionally, at any time and from time to time, we may face competition from new entrants into the industry. We may also face competition from technologies that may be introduced in the future, and there can be no assurance that we will be successful in meeting the challenges that may be created by competition in the future.

Our ability to compete effectively depends upon our success in networking, generating leads and bidding opportunities through our marketing efforts; the quality, safety and timely performance of its contracts; the accuracy of our bidding; our ability to hire and train field operations and supervisory personnel; and our ability to generate sufficient capital to hire and retain personnel with requisite skills, meet our ongoing obligations, and promote growth. See "Risk Factors".

MARKETING AND SALES

Our marketing program has been directed toward establishing and maintaining relationships with businesses that have ongoing needs for one or more of our services. We have strived to achieve internal growth by expanding services to our existing customer base and by marketing ourselves as a multiple-service company with immediate response capabilities. Clients who begin by utilizing one service often use our other services. We believe that, ultimately, we will be able to service all of a client's environmental related construction and emergency response needs.

Our services are principally marketed, to the extent practicable, in the Northeastern and Southern United States. We obtain business through client referral, cross selling of services to existing clients, sponsorship of training and development programs, professional referrals from insurance companies, architect/engineering firms and construction management firms for whom we have provided services, competitive bidding, and advertising. In all of our marketing efforts, including competitive bidding, we emphasize our experience, industry knowledge, safety record and reputation for timely performance of contracts.

GOVERNMENT REGULATION

Our operations are subject to extensive regulation supervision and licensing by the Environmental Protection Agency and various other federal, state, and local environmental authorities. These regulations directly impact the demand for the services we offer. We believe that we are in substantial compliance with all federal, state, and local regulations governing its business.

The Resource Conservation and Recovery Act is the principal federal statue governing hazardous waste generation, treatment, storage, and disposal. The Resource Conservation and Recovery Act, or the Environmental Protection Agency approved state programs, govern any waste handling activities of substances classified as "hazardous." Moreover, facilities that treat, store or dispose of hazardous waste must obtain a Resource Conservation and Recovery Act permit from the Environmental Protection Agency, or equivalent state agency, and must comply with certain operating, financial responsibility, and site closure requirements. Wastes are generally hazardous if they (1) either (a) are specifically included on a list of hazardous waste, or (b) exhibit certain characteristics defined as hazardous, and (2) are not specifically designated as non-hazardous. In 1984, the Resource Conservation and Recovery Act was amended to substantially expand its scope by, among other things, providing for the listing of additional wastes as "hazardous" and also for the regulation of hazardous wastes generated in lower quantities than had been previously regulated. The amendments imposed additional restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste and underground storage tanks, and provided for "corrective" action at or near sites of waste management units. Under the Resource Conservation and Recovery Act, liability and stringent operating requirements may be imposed on a person who is either a "generator" or a "transporter" of hazardous waste, or an "owner" or "operator" of a waste treatment, storage, or disposal facility.

Underground storage tank legislation, in particular Subtitle I of the Resource Conservation and Recovery Act, focuses on the regulation of underground storage tanks in which liquid petroleum or hazardous substances are stored and provides the regulatory setting for a portion of our business. Subtitle I of the Resource Conservation and Recovery Act requires owners of all existing underground tanks to list the age, size, type, location, and use of each tank with a designated state agency. The Environmental Protection Agency has published performance standards and financial responsibility requirements for storage tanks over a five-year period. The Resource Conservation and Recovery Act and the Environmental Protection Agency regulations also require that all new tanks be installed in such a manner as to have protection against spills, overflows, and corrosion. Subtitle I of the Resource Conservation and Recovery Act provides civil penalties of up to $27,500 per violation for each day of non-compliance with such tank requirements and $11,000 for each tank for which notification was not given or was falsified. The Resource Conservation and Recovery Act also imposes substantial monitoring obligations on parties that generate, transport, treat, store, or dispose of hazardous waste.

The Comprehensive Environmental Response Compensation and Liability Act of 1980, authorizes the Environmental Protection Agency to identify and clean-up sites where hazardous waste treatment, storage, or disposal took place. The Comprehensive Environmental Response Compensation and Liability Act also authorizes the Environmental Protection Agency to recover the costs of such activities, as well as damages to natural resources, from certain classes of persons specified as liable under the statute. Liability under the Comprehensive Environmental Response Compensation and Liability Act does not depend upon the existence or disposal of "hazardous waste" as defined by the Resource Conservation and Recovery Act, but can be based on the existence of any number of 700 "hazardous substances" listed by the Environmental Protection Agency, many of which can be found in household waste. The Comprehensive Environmental Response Compensation and Liability Act assigns joint and several liability for cost of clean-up and damages to natural resources to any person who, currently or at the time of disposal of a hazardous substance, by contract, agreement, or otherwise, arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment, and to any person who accepts hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of such hazardous substances. Among other things, the Comprehensive Environmental Response Compensation and Liability Act authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. The Comprehensive Environmental Response Compensation and Liability Act created a fund, financed primarily from taxes on oil and certain chemicals, to be used by the federal government to pay for these clean-up efforts. Where the federal government expends money for remedial activities, it may seek reimbursement from the potentially responsible parties. Many states have adopted their own statutes and regulations to govern investigation and clean up of, and liability for, sites contaminated with hazardous substances.

In October 1986, the Superfund Amendment and Reauthorization Act was enacted. The Superfund Amendment and Reauthorization Act increased environmental remediation activities significantly. The Superfund Amendment and Reauthorization Act imposed more stringent clean-up standards and accelerated timetables. The Superfund Amendment and Reauthorization Act also contains provisions which expanded the Environmental Protection Agency's enforcement powers and which encourage and facilitate settlements with potentially responsible parties. We believe that, even apart from funding authorized by the Superfund Amendment and Reauthorization Act, industry and governmental entities will continue to try to resolve hazardous waste problems due to their need to comply with other statutory and regulatory requirements and to avoid liabilities to private parties.

The liabilities provided by the Superfund Amendment and Reauthorization Act could, under certain circumstances, apply to a broad range of our possible activities, including the generation or transportation of hazardous substances, release of hazardous substances, designing a clean-up, removal or remedial plan and failure to achieve required clean-up standards, leakage of removed wastes while in transit or at the final storage site, and remedial operations on ground water. Such liabilities can be joint and several where other parties are involved. The Superfund Amendment and Reauthorization Act also authorizes the Environmental Protection Agency to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs that the party is liable. The Superfund Amendment and Reauthorization Act provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. The Environmental Protection Agency may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean up or funding thereof.

The Oil Pollution Act of 1990, which resulted from the Exxon Valdez oil spill and the subsequent damage to Prince William Sound, established a new liability compensation scheme for oil spills from onshore and offshore facilities and requires all entities engaged in the transport and storage of petroleum to maintain a written contingency plan to react to such types of events. Under the contingency plan, the petroleum products storage or transportation company must retain an oil spill response organization and a natural resources/wildlife rehabilitator. Oil spill response organizations are certified by the United States Coast Guard and receive designations based upon the level of their capabilities. In the event of an incident, the oil response organization on standby must respond by being on site with containment capability within two to six hours of notification.

Asbestos abatement firms are subject to federal, state and local regulators, including the Occupational Safety and Health Administration, the Environmental Protection Agency and the Department of Transportation. The Environmental Protection Agency regulations establish standards for the control of asbestos fiber and airborne lead emissions into the environment during removal and demolition projects. The Occupational Safety and Health Administration regulations establish maximum airborne asbestos fiber, airborne lead and heavy metal exposure levels applicable to asbestos and demolition employees and set standards for employee protection during the demolition, removal or encapsulation of asbestos, as well as storage, transportation and final disposition of asbestos and demolition debris. The Department of Transportation regulations, in addition to the regulations imposed by the Superfund Amendment and Reauthorization Act, cover the management of the transportation of asbestos and demolition debris and establish certain certification labeling and packaging requirements. Government regulations have heightened public awareness of the danger of asbestos contamination, creating pressure on both private and public building owners to abate this hazard, even in the absence of specific regulations requiring corrective action.

In 1992, in an effort to protect families from exposure to the hazards of lead based paint, Congress amended the Toxic Substances Control Act to add Title X, titled "Lead Exposure Reduction." Since May 1993, the Occupational Safety and Health Administration has had standards for lead exposure in the construction industry that requires testing before, during and after construction or renovation. The Occupational Safety and Health Administration estimates that 1,000,000 workers fall under its Lead Based Paint Hazard Reduction Act.

Our operations also are subject to other federal laws protecting the environment, including the Clean Water Act and Toxic Substances Control Act. In addition, many states also have enacted statutes regulating the handling of hazardous substances, some of which are broader and more stringent than the federal laws and regulations.

COMPLIANCE/HEALTH AND SAFETY

We regard compliance with applicable environmental regulations and the health and safety of its workforce as critical components of our overall operations. This includes medical surveillance as required by these regulations. We believe that all requisite health and safety programs are in place and comply with the regulations in all material respects.

Among our many services, we provide training programs on environmental and safety hazards in the environmental, industrial and construction industry trades. The training program is designed for use by supervisors, foremen, project safety and health trainers, construction workers and laborers. The training program includes the following topics: sources of exposure; health effects; personal protective equipment and the medical surveillance required by the Occupational Safety and Health Administration; and engineering controls and remediation procedures.

INSURANCE AND SURETY BONDS

We maintain comprehensive general liability insurance written on an occurrence basis. We also carry comprehensive auto, professional and pollution liability as well as worker's compensation and disability coverage. Basic limits of liability are $7,000,000. In addition, we carry all risk property insurance on all furniture, fixtures, equipment, machinery and watercraft.

Certain of our remediation and abatement contracts require performance and payment bonds. The relationships with various sureties and the issuance of bonds is dependent on the sureties' willingness to write bonds for the various types of work that we perform, their assessment of our performance record and their view of our credit worthiness. There have been events in the national economy that have adversely affected the major insurance and surety companies. This has resulted in a tightening of the insurance and bonding markets that has resulted in the costs increasing and the availability of certain types of insurance and surety capacity either decreasing or becoming non-existent.

At present, we believe that surety bonds for a number of our service lines are available only from a limited number of sureties. As a result of the foregoing and our inability to obtain sufficient credit enhancements, our ability to obtain surety and performance bonds has been limited, and this may have had an adverse impact on our ability to obtain some projects. We expect that our ability to obtain surety and performance bonds will improve due to Michael O'Reilly's agreement to guarantee our bonding obligations. No assurance can be given that we will be able to obtain the surety or performance bonds required for all potential projects. Our continued failure to obtain these bonds could materially and adversely affect certain components of our operations.

EMPLOYEES/TECHNICAL STAFF

As of August 31, 2005, we employed a core group of approximately 77 persons, including executive officers, project managers, specialists, supervisors, field staff, marketing and clerical personnel. We attempt to provide year-round employment for our core field staff by cross training. We promote qualified field workers to supervisory positions and supervisors into production management and other staff positions, when applicable.

We employ laborers for field operations based upon our current workload. Approximately 43 field staff and supervisors are employed by us on a steady basis, with additional labor hired on an as-needed basis to supplement our work force. We utilize several local unions to supply labor for bonded contract work. We have never had a work stoppage, and we believe that we maintain good relations with our employees.

PERMITS AND LICENSES

The Federal Government and certain states in the areas in which we operate require that mold, asbestos and lead abatement firms be licensed. Licensing generally requires that workers and supervisors receive training from state certified organizations and pass required tests.

While we believe that we are in substantial compliance with all of our licensing and permit requirements, and we, or our personnel, maintain the required licenses and permits in all locations for which we conduct any applicable operations, we may need additional licenses or permits in areas into which we plan to expand our operations. In addition, we may be required to obtain additional permits or licenses if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or enforced differently than in the past. There can be no assurance that we will be able to continue to comply will all of the permit and licensing requirements applicable to our business. We believe that the types of licenses we possess have reciprocity in most of the states due to their adherence to Federal standards, but no assurances can be given in that regard.

PATENTS, TRADEMARKS, LICENSES AND COPYRIGHTS

We do not own any patents or registered trademarks or trade names. We rely on common law trademark protection for certain of our trade names and service marks. We have copyrights for certain of our promotional and employee training materials. We do not believe that intellectual property is a competitive factor in our industry.

GEOGRAPHIC INFORMATION

Since all of our operations are located in the United States of America, our geographic revenue information is based on the country in which the sales originate. The following is a table that shows the origin of revenues for our fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003:

                          Geographic Information
                          ----------------------
                    United States     Non-United States      Consolidated Total
                    -------------     -----------------      ------------------
Fiscal 2005          $20,200,410            $       0            $20,200,410
Fiscal 2004          $19,143,717            $  23,036            $19,166,753
Fiscal 2003          $17,370,931            $ 460,258            $17,831,189

No geographical data is shown for long-lived assets, since our operations reside entirely in the United States.

BACKLOG

We do not have any measurable backlog. In fiscal 2005, our audit committee directed management to implement a system by which backlog can be reliably measured. Management is in the process of formulating how best to implement such a system.

RISK FACTORS

Our operations, as well as an investment in its securities, involve numerous risks and uncertainties. The reader should carefully consider the risk factors discussed below and elsewhere in this Annual Report on Form 10-K before making any investment decision involving our securities.

Factors Affecting Future Operating Results
------------------------------------------

DUE TO THE NATURE OF OUR BUSINESS AND THE INTENSE REGULATORY CLIMATE IN WHICH WE OPERATE, OUR SERVICES ARE SUBJECT TO EXTENSIVE FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS THAT ARE CONSTANTLY CHANGING.

These regulations impose stringent guidelines on companies that handle hazardous materials as well as other companies involved in various aspects of the environmental remediation services industry. Failure to comply with applicable federal, state and local regulations could result in substantial costs to us, the imposition of penalties or in claims not covered by insurance, any of which could have a material adverse effect on our business.

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

WE ARE DEPENDENT ON THE INCURRENCE OF LARGE PROJECTS FROM A SMALL NUMBER OF CUSTOMERS.

Due to the nature of the services we offer, we must generate most of our revenues from new customers. We cannot anticipate whether we will be able to replace our revenues with revenues from new projects in future periods. Our inability to replace the revenues generated as a result of large projects performed in the fiscal year ended July 2, 2002, particularly the catastrophe response projects in the vicinity of the World Trade Center following the terrorist attack on September 11, 2001, which accounted for approximately 52% of our revenues during such fiscal year, had a materially adverse impact on our sales in the fiscal years ended June 29, 2004 and June 28, 2005. We expect that the damage caused by Hurricane Katrina will have a favorable impact on our business, but until we execute profitable contracts in connection therewith, no assurance can be given in this regard.

ENVIRONMENTAL REMEDIATION OPERATIONS MAY EXPOSE OUR EMPLOYEES AND OTHERS TO DANGEROUS AND POTENTIALLY TOXIC QUANTITIES OF HAZARDOUS PRODUCTS.

Toxic quantities of hazardous products can cause cancer and other debilitating diseases. Although we take extensive precautions to minimize worker exposure and we have not experienced any such claims from workers or other persons, there can be no assurance that, in the future, we will avoid liability to persons who contract diseases that may be related to such exposure. Such persons potentially include employees, persons occupying or visiting facilities in which contaminants are being, or have been, removed or stored, persons in surrounding areas, and persons engaged in the transportation and disposal of waste material. In addition, we are subject to general risks inherent in the construction industry. We may also be exposed to liability from the acts of our subcontractors or other contractors on a work site.

OUR ABILITY TO SERVICE OUR DEBT AND OTHER FINANCING TRANSACTIONS DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

Our ability to service our debt and meet our other financial obligations as they come due is dependent on our future financial and operating performance. This performance is subject to various factors, including factors beyond our control such as changes in the general economy, our industry or the environmental and other laws pertaining to the services that we provide, changes in interest rates, energy and other costs. Although we believe that we have sufficient financing to service our note to Laurus in the principal amount of $6,000,000, we cannot ensure that we will have the ability to service the note in the future.

If our cash flow and capital resources are insufficient to enable us to service the note we issued to Laurus, and we are unable to obtain alternative financing, we could be forced to (a) reduce or delay capital expenditures; (b) sell some or all of our assets; or (c) limit or discontinue, temporarily or permanently, our operations or business plans.

A DELAY BY US IN FILING OUR REGISTRATION STATEMENT ON OR BY OCTOBER 3, 2005, OR HAVING OUR REGISTRATION STATEMENT DECLARED EFFECTIVE BY THE SEC ON OR BY NOVEMBER 22, 2005, THE CONTRACTUAL DEADLINE, AS REQUIRED BY THE LAURUS REGISTRATION RIGHTS AGREEMENT, WILL CAUSE US TO BE SUBJECT TO A SIGNIFICANT LIQUIDATED DAMAGES CLAIM, DEPENDING ON THE DURATION OF THE DELAY PERIOD.

In conjunction with the Laurus transactions, we entered into a registration rights agreement, by which we were obligated to file a registration statement on Form S-1 with the SEC on or before September 23, 2005 until receiving an appropximate one-week extension from Laurus. In addition, we are required to have the registration statement declared effective by the SEC by November 22, 2005. If we fail to meet the extended deadline, we will be subject to a liquidated damage claim equal to 2.0% of the principal outstanding on the note we issued to Laurus, for each thirty day period, prorated for partial periods, until we either file an initial registration statement or until November 22, 2005, whichever comes first. In addition, if the initial registration statement is not declared effective by November 22, 2005, then we will be subject to a liquidated damage claim of 1.5% of the principal outstanding on the note we issued to Laurus, for the first thirty days, prorated for partial periods, and then 2.0% of the principal outstanding on the note we issued to Laurus, for each thirty day period, prorated for partial periods, per day after that time. If the registration statement is selected for review by the SEC, we may not be able to have the registration statement declared effective by November 22, 2005.

THE FAILURE TO OBTAIN AND MAINTAIN REQUIRED GOVERNMENTAL LICENSES, PERMITS AND APPROVALS COULD HAVE A SUBSTANTIAL ADVERSE AFFECT ON OUR OPERATIONS.

The remediation industry is highly regulated. We are required to have federal, state and local governmental licenses, permits and approvals for our facilities and services. There can be no assurance as to the successful outcome of any pending application or demonstration testing for any such license, permit or approval. In addition, our existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely, or to comply with the conditions of, applicable licenses, permits or approvals could adversely affect our business, financial condition and results of operations. As we expand our business and as new procedures and technologies are introduced, we may be required to obtain additional licenses, permits or approvals. We may be required to obtain additional licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new requirements that raise compliance standards may require us to modify our procedures and technologies to conform to more stringent regulatory requirements. There can be no assurance that we will be able to continue to comply with all of the environmental and other regulatory requirements applicable to our business.

WE ARE DEPENDENT ON THE SUCCESSFUL DEVELOPMENTAL AND COMMERCIAL ACCEPTANCE OF OUR PROCEDURES AND TECHNOLOGIES.

We are constantly developing, refining and implementing our procedures and technologies for environmental remediation. Our operations and future growth are dependent, in part, upon the acceptance and implementation of these procedures and technologies. There can be no assurance that successful development of future procedures and technologies will occur or, even if successfully developed or that we will be able to successfully commercialize such procedures and technologies. The successful commercialization of our procedures and technologies may depend in part on ongoing comparisons with other competing procedures and technologies and more traditional treatment, storage and disposal alternatives, as well as the continuing high cost and limited availability of commercial disposal options. There can be no assurance that our procedures and technologies will prove to be commercially viable or cost-effective or, if commercially viable and cost-effective, that we will be successful in timely securing the requisite regulatory licenses, permits and approvals for any such technologies or that such technologies will be selected for use in future projects. Our inability to develop, commercialize or secure the requisite licenses, permits and approvals for our procedures and technologies on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

A SUBSTANTIAL PORTION OF OUR REVENUES IS GENERATED AS A RESULT OF REQUIREMENTS ARISING UNDER FEDERAL AND STATE LAWS, REGULATIONS AND PROGRAMS RELATED TO PROTECTION OF THE ENVIRONMENT.

Environmental laws and regulations are, and will continue to be, a principal factor affecting demand for our services. The level of enforcement activities by federal, state and local environmental protection agencies and changes in such laws and regulations also affect the demand for such services. If the requirements of compliance with environmental laws and regulations were to be modified in the future, the demand for our services, and our business, financial condition and results of operations, could be materially adversely affected.

WE ARE SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING RESULTS.

Our revenue is dependent on our projects and the timing and performance requirements of each project. Our revenue is also affected by the timing of our clients' planned remediation activities and need for our services. Due to this variation in demand, our quarterly results fluctuate. Accordingly, specific quarterly or interim results should not be considered indicative of results to be expected for any future quarter or for the full year. It is possible that in future quarters, our operating results will not meet the expectations of securities analysts and investors. In such event, the price of our common stock could be materially adversely affected.

We are increasingly pursuing large, multi-year contracts as a method of achieving more predictable revenues, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. These larger projects pose significant risks if actual costs are higher than those estimated at the time of the placement of our bids. A loss on one or more of such larger contracts could have a material adverse effect on our business, financial condition and results of operations. In addition, the failure to obtain, or a delay in obtaining, targeted large, multi-year contracts could result in significantly less revenue for us than anticipated.

OUR OPERATIONS ARE AFFECTED BY WEATHER CONDITIONS.

While we provide our services on a year-round basis, the services we perform outdoors or outside of a sealed environment may be adversely affected by inclement weather conditions. Extended periods of rain, cold weather or other inclement weather conditions may result in delays in commencing or completing projects, in whole or in part. Any such delays may adversely affect our operations and financial results and may adversely affect the performance of other projects due to scheduling and staffing conflicts.

WE MUST CORRECTLY MANAGE GROWTH.

Our future growth, including growth required in connection with Hurricane Katrina, may place significant demands on our operational, managerial and financial resources. There can be no assurance that our current management and systems will be adequate to address any future expansion of our business, particularly in light of staff reductions over the past several years. In such event, any inability to manage our growth or operations effectively could have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO PERFORM UNDER OUR CONTRACTS AND TO SUCCESSFULLY BID FOR FUTURE CONTRACTS IS DEPENDENT UPON THE CONSISTENT PERFORMANCE OF EQUIPMENT AND FACILITIES IN CONFORMITY WITH SAFETY AND OTHER REQUIREMENTS OF THE LICENSES AND PERMITS UNDER WHICH WE OPERATE.

Our equipment and facilities are subject to frequent routine inspections by the regulatory authorities issuing such licenses and permits. In the event any of our key equipment and facilities were to be shut down for any appreciable period of time, either due to equipment breakdown or as the result of regulatory action in response to an alleged safety or other violation of the terms of the licenses under which we operate, our business, financial condition and results of operations could be materially adversely affected.

THE ENVIRONMENTAL REMEDIATION INDUSTRY IS HIGHLY COMPETITIVE AND WE FACE SUBSTANTIAL COMPETITION FROM OTHER COMPANIES.

Many of our competitors have greater financial, managerial, technical and marketing resources than we do. To the extent that competitors possess or develop superior or more cost effective environmental remediation solutions or field service capabilities, or otherwise possess or acquire competitive advantages compared to us, our ability to compete effectively could be materially adversely affected.

OUR FUTURE SUCCESS DEPENDS ON OUR CONTINUING ABILITY TO ATTRACT, RETAIN AND MOTIVATE HIGHLY QUALIFIED MANAGERIAL, TECHNICAL AND MARKETING PERSONNEL.

We are highly dependent upon the continuing contributions of key managerial, technical and marketing personnel. Employees may voluntarily terminate their employment with us at any time, and competition for qualified technical personnel, in particular, is intense. The loss of the services of any of our key managerial, technical or marketing personnel, especially Michael O'Reilly, our chief executive officer, could materially adversely affect our business, financial condition and results of operations.

OCCASIONALLY, WE DEVELOP A CONCENTRATION OF CREDIT RISK.

We often contract with a limited number of customers. A small number of customers may therefore be responsible for a substantial portion of revenues at any time. While management assesses the credit risk associated with each proposed customer prior to the execution of a definitive contract, no assurances can be given that such assessments will be correct and that we will not incur substantial, noncollectible accounts receivable.

IN ORDER TO SUCCESSFULLY BID ON AND SECURE CONTRACTS TO PERFORM ENVIRONMENTAL REMEDIATION SERVICES OF THE NATURE OFFERED BY US TO OUR CUSTOMERS, WE OFTEN MUST PROVIDE SURETY BONDS WITH RESPECT TO EACH PROSPECTIVE AND, UPON SUCCESSFUL BID, ACTUAL PROJECTS.

The number and size of contracts that we can perform is directly dependent upon our ability to obtain bonding. This ability to obtain bonding, in turn, is dependent, in material part, upon our net worth and working capital. While our ability to obtain bonding has been limited in recent years, we expect that our bonding capacity will be improved by the commitment by Michael O'Reilly, our chief executive officer, to personally guaranty such bonding; however, no assurance can be given in this regard. There can be no assurance that we will have adequate bonding capacity to bid on all of the projects which we would otherwise bid upon were we to have such bonding capacity or that we will in fact be successful in obtaining additional contracts on which we may bid.

COST OVERRUNS OR DISPUTED CHANGE ORDERS ON PROJECTS CALLING FOR FIXED PRICE PAYMENTS COULD HAVE MATERIALLY ADVERSE EFFECTS ON US.

Cost overruns on projects covered by such contracts, due to such things as unanticipated price increases, unanticipated problems, inaccurate estimation of labor or material costs, procedural difficulties or disputes over the terms and specifications of contract performance or change orders, could have a material adverse effect on our operations. For example, a disputed change order on a large contract had a material adverse effect on our results of operations for our fiscal year ended June 29, 2004. There can be no assurance that cost overruns or disputed change orders will not occur in the future and have a material adverse effect on us. In addition, in order to remain competitive in the future, we may have to agree to enter into more fixed price and per unit contracts than in the past.

IF OUR INSURANCE COSTS INCREASE SIGNIFICANTLY, THESE INCREMENTAL COSTS COULD NEGATIVELY AFFECT ITS FINANCIAL RESULTS.

The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance has been increasing. If the cost of carrying this insurance continues to increase significantly, we will recognize an associated increase in costs that may negatively impact our margins. This could have an adverse impact on our financial condition and the price of our common stock. Accordingly, we are striving to contain or reduce our insurance costs.

WE CANNOT GIVE ANY ASSURANCE THAT WE WILL BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL NEEDS.

Our long-term capital requirements will depend on many factors, including, but not limited to, cash flow from operations, the level of capital expenditures, working capital requirements and the growth of our business. Historically, we have relied upon commercial borrowings, debt and equity securities offerings and borrowings from shareholders and affiliates of shareholders to fund our operations and capital needs.

We may need to incur additional indebtedness or raise additional capital to fund the capital needs of our operations or related to growth. As part of the financing transactions with Laurus described above, Laurus has a right of first refusal to provide us with additional financing and has until March 27, 2006 to provide us up to $300,000 of additional convertible debt financing on the same terms and conditions as the replacement note. There are no assurances that Laurus will provide financing in the future. In addition, our ability to borrow additional funds from lenders other than Laurus may be limited in light of (a) the senior security interest that Laurus holds securing its $6,000,000 in debt from us and (b) the subordinated security interest that Spotless holds securing its $500,000 note. To the extent additional debt financing cannot be raised on acceptable terms, we may need to raise additional funds through public or private equity financings. No assurance can be given that additional debt or equity financing will be available or that, if either or such financing is available, the terms of such financing will be favorable to us or our stockholders without substantial dilution of their ownership and rights. If adequate funds are not available, we may be required to curtail our future operations significantly or to forego expansion opportunities.

IF AN EVENT OF DEFAULT OCCURS UNDER THE CONVERTIBLE TERM NOTE ISSUED TO LAURUS, IT COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITION.

We issued Laurus an amended and restated convertible term note in the principal amount of $6,000,000 to Laurus. Events of default under the note include:

      o  failure to pay interest and principal payments when due;
      o a breach by us of any material covenant or term or condition of the note or in any agreement made in connection therewith;
      o a breach by us of any material representation or warranty made in the note or in any agreement made in connection therewith;
      o any form of bankruptcy or insolvency proceeding instituted by or against us, which is not vacated within 30 days;

      o any attachment or lien in excess of $75,000 in the aggregate made upon our assets or a judgment rendered against our property involving a liability of more than $75,000 which shall remain unvacated, unbonded or unstayed for a period of 30 days;
      o our failure to timely deliver shares of common stock when due upon conversions of the note or our failure to timely deliver a replacement note;
      o an SEC stop trade order or principal market trading suspension of our common stock in effect for 5 consecutive trading days or 5 days during a period of 10 consecutive trading days, provided we are not able to cure such trading suspension within 30 days of receiving notice or are able to list our common stock on another principal market within 60 days of such notice;
      o a failure to have authorized and reserved shares of our common stock for issuance on or before December 31, 2005 sufficient to provide for the full conversion of the note, option and warrant issued by us to Laurus; and
      o an indictment or threatened indictment of us or any of our executive officers under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against us or any of our executive officers pursuant to which statutory or proceeding penalties or remedies available include forfeiture of any of our property.

If we default on the note and the holder demands all payments due and payable, we will be required to pay 120% of the outstanding principal amount of the note and any interest accrued thereon. The cash required to pay such amounts will most likely come out of working capital. Since we rely on our working capital for our day-to-day operations, such a default on the note could have a material adverse effect on our business, operating results, or financial condition. To such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations your investment dollars would be at significant risk.

Factors Affecting Our Securities
--------------------------------

ONE MAJOR STOCKHOLDER MAINTAINS THE ABILITY TO CONTROL OUR OPERATIONS.

Currently, Michael O'Reilly, our chief executive officer and president, owns an aggregate of approximately 15,647,297 shares of our common stock and holds approximately 46.6% of our voting power. In addition, Mr. O'Reilly currently owns options, which are exercisable for 24,306,273 shares of our common stock. Should Mr. O'Reilly exercise his options to the fullest extent possible, he would own 39,953,570 shares of our common stock and hold approximately 69.0% of our voting power. Mr. O'Reilly entered into a lock-up agreement with Laurus that prohibits his disposition of his shares of our common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the note we provided to Laurus or (b) June 30, 2010. Accordingly, Mr. O'Reilly may, in the future, be able to control the Board of Directors and thereby determine the corporate policy and the direction of our operations.

CONVERSION OR EXERCISE OF OUR OUTSTANDING CONVERTIBLE SECURITIES COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT AND THE EXISTENCE OF OUR CONVERTIBLE SECURITIES COULD NEGATIVELY AFFECT THE PRICE OF OUR COMMON STOCK.

We have issued a convertible term note that is convertible at prices that are subject to adjustment due to a variety of factors, including the issuance of securities at, or at an exercise or conversion price, less than the current fixed conversion price of $0.09. As of September 20, 2005 the principal portion of the convertible term note was convertible into approximately 66,666,667 shares of our common stock (plus applicable interest, penalties and any anti-dilution adjustments). You could, therefore, experience substantial dilution of your investment as a result of the conversion of our outstanding convertible term note. We also have outstanding options to purchase up to 55,701,452 shares of our common stock, 28,895,179 shares of which may be purchased by Laurus at an exercise price of $.0001 per share, a warrant to purchase up to 13,750,000 shares of our common stock at an exercise price of $.10 per share and series A preferred stock convertible into 1,300,000 shares of our common stock that could have a dilutive effect on your shares. The existence of these securities could also mean that an increase in the trading price of a share of our common stock will result in a limited benefit to existing security holders. This possibility could negatively affect the price of our common stock.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OVER-THE-COUNTER BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF OUR STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the Over-the-Counter Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the Over-the-Counter Bulletin Board. If we fail to remain current on our reporting requirements, our common stock could be delisted from the OTC Bulletin Board. If this were to happen, it could severely limit the ability of broker-dealers to sell our securities, and the ability of stockholders to sell their securities in the secondary market and be severely affected.

OUR SECURITIES HAVE BEEN THINLY TRADED ON THE OVER-THE-COUNTER BULLETIN BOARD, WHICH MAY NOT PROVIDE LIQUIDITY FOR OUR INVESTORS.

Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

INVESTORS MUST CONTACT A BROKER-DEALER TO TRADE OVER-THE-COUNTER BULLETIN BOARD SECURITIES. AS A RESULT, YOU MAY NOT BE ABLE TO BUY OR SELL OUR SECURITIES AT THE TIME YOU MAY WISH.

Even though our securities are quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders - an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

IF OUR SECURITY HOLDERS ENGAGE IN SHORT SALES OF OUR COMMON STOCK, INCLUDING SALES OF SHARES TO BE ISSUED UPON CONVERSION OR EXERCISE OF DERIVATIVE SECURITIES, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

Selling short is a technique used by a shareholder to take advantage of an anticipated decline in the price of a security. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon conversion or exercise of our derivative securities could cause even greater declines in the price of our common stock due to the number of additional shares available in the market, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS TO OUR COMMON SHAREHOLDERS FOR THE FORESEEABLE FUTURE.

We expect that future earnings, if any, will be used to finance the growth and development of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. The payment of any future cash dividends by us will be dependent upon our earnings, our financial requirements and other relevant factors. Further, prior to paying any dividends on our common stock, we are required to pay quarterly dividends on our series A convertible preferred stock.

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

As of September 27, 2005, we had 33,571,215 shares of our common stock outstanding. The existence of a large number of shares eligible for sale could have an adverse effect on the market price of our common stock and our ability to raise additional equity capital on terms beneficial to us.

WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN PRIOR YEARS AND MAY INCUR LOSSES IN THE FUTURE.

Future losses could adversely affect the market value of our common stock. We generated a net income of $229,155 from our fiscal year ended June 28, 2005, and we incurred a net loss of approximately $3,535,000 in our fiscal year ended June 29, 2004. As of June 28, 2005, we had an accumulated deficit of approximately $636,800. Even though we have taken steps in an effort to reduce costs and expenses and to increase revenues, we may not incur profits at any time in the future.

IF OUR COMMON STOCK DOES NOT TRADE IN SUFFICIENT VOLUME AT HIGH ENOUGH PRICES, WE WOULD BE REQUIRED TO REPAY ALL OR PART OF OUR SENIOR SECURED CONVERTIBLE DEBT TO LAURUS IN CASH, WHICH COULD ADVERSELY AFFECT OUR CASH FLOW AND LIQUIDITY.

Under the terms of our $6,000,000 senior secured convertible note to Laurus, we will be required to make amortization payments to Laurus in stock if the average closing price of our common stock is $.10 or more to the extent the amount of the amortization payment does not exceed 30% of the aggregate dollar trading volume of our common stock for the 22 trading day period immediately preceding the amortization date. To the extent that these conditions are not satisfied, we will be required to make such amortization payments in an amount equal to 103% of the principal amount, plus accrued interest. In the event that we are required to pay cash, this may have an adverse effect on our cash flow and liquidity.

THE MARKET PRICE OF OUR COMMON STOCK HAS FLUCTUATED CONSIDERABLY AND WILL PROBABLY CONTINUE TO DO SO.

The stock markets have experienced price and volume fluctuations, and the market price our common stock has been historically volatile. The market price of our common stock could be subject to wide fluctuations in the future as well in response to a variety of events or factors, some of which may be beyond our control. These could include, without limitation:

o  future announcements of new competing technologies and procedures;
o changing policies and regulations of the federal state, and local governments;
o  fluctuations in our financial results;
o  liquidity of the market for our securities;
o  public perception of our entry into new markets; and
o  general conditions in our industry and the economy.

OUR CHARTER CONTAINS AUTHORIZED, UNISSUED PREFERRED STOCK THAT MAY INHIBIT A CHANGE OF CONTROL OF US UNDER CIRCUMSTANCES THAT COULD OTHERWISE GIVE OUR STOCKHOLDERS THE OPPORTUNITY TO REALIZE A PREMIUM OVER PREVAILING MARKET PRICES OF OUR SECURITIES.

Our restated certificate of incorporation, as amended, and by-laws contain provisions that could make it more difficult for a third party to acquire us under circumstances that could give stockholders an opportunity to realize a premium over then-prevailing market prices of our securities. Our certificate of incorporation authorizes our board to issue preferred stock without stockholder approval and upon terms as our board may determine. The rights of holders of our common stock are subject to, and may be adversely affected by, the rights of future holders of preferred stock. Section 203 of the Delaware General Corporation Law makes it more difficult for an "interested stockholder" (generally, a 15% stockholder) to effect various business combinations with a corporation for a three-year period after the stockholder becomes an "interested stockholder." In general, these provisions may discourage a third party from attempting to acquire us and, therefore, may inhibit a change of control.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

We hold a lease expiring in 2007 for our 50,000 square foot facility located at 100 Sweeneydale Avenue, Bay Shore, New York 11706. The lease provides for a current annual rent of $380,852 and is subject to a 4% annual escalation. This facility houses all our operations, with the exception of a satellite office in Florida. We hold a lease expiring in 2007 for our satellite office in Tamarac, Florida to enable us to procure projects in that state. The lease provides for a current annual rent of $77,274.

On September 1, 2005, Trade-Winds Environmental Restoration, Inc., one of our wholly owned subsidiaries, made arrangements to lease a house located in Baton Rouge, Louisiana for $1,000 per month for six months.

On September 2, 2005, Trade Winds entered into a lease agreement for property located in Baton Rouge, Louisiana. The rent is $2,000 per month. The term of the lease is for one year. Pursuant to the terms of the lease, the lessor shall give Trade-Winds first option to purchase the land.

On September 8, 2005, Trade-Winds entered into a lease agreement for property located in Convent, Louisiana. The term of the lease is for one year. The rent is $39,500 per month.

We consider our facilities sufficient for our present uses and our anticipated future operations, and we believe that these properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On April 16, 2002, Richard S. Fischbein and Mimi Fischbein commenced an action against us and Michael O'Reilly, our CEO, in the Supreme Court of the State of New York, County of New York, claiming that they are entitled to approximately $4,400,000 of damages relating to alleged breaches of a contract for a residential construction project. On May 7, 2002, we filed an answer denying the plaintiffs' claims and seeking approximately $45,418 in a counterclaim for uncollected accounts. The case is currently in pre-trial discovery. We believe that this case is not meritorious and can be resolved without having a material adverse effect on our financial condition.

In April 2003, we commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. We continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. As of June 28, 2005, we have recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. We have not recognized the revenue associated with our claim. The project has been substantially completed and the customer has refused to acknowledge its liability for these additional charges we billed it. On October 22, 2004, we commenced an action against Consolidated Edison Company in the New York State Supreme Court, County of New York, claiming that we are entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, Consolidated Edison Company filed an answer, denying our claims. The case is currently in pre-trial discovery.

On August 5, 2004, we commenced an action against the New York City
Economic Development Corporation in the New York State Supreme Court, County of New York, claiming that we are entitled to approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the Economic Development Corporation filed an answer, denying our claims. On November 4, 2004, the Economic Development Corporation filed an amended answer denying our claims and asserting counterclaims.
The case is currently in pre-trial discovery.

In July 2005, we settled for $12,000 a claim by the New York Department of Labor in relation to an administrative proceeding in which it alleged that we improperly used our subsidiary North Atlantic Laboratories, Inc. as the testing laboratory on the same job for which we acted as remediation contractor.

We are a plaintiff in approximately 22 lawsuits (including the two cases described above) claiming an aggregate of approximately $5,000,000 pursuant to which we are seeking to collect amounts we believe are owed to us by customers, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

We are party to litigation matters and claims that are in the ordinary course of our operations, and while the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Since October 22, 1996, our common stock has been traded on the OTC Electronic Bulletin Board of the NASD, under the symbol "WEGI.OB" The following table sets forth the range of quarterly high and low bid prices, for our fiscal years ended June 28, 2005 and June 29, 2004. These over-the-market quotations represent inter-dealer prices, do not reflect retail markup, markdown, or commission and may not represent actual transactions.

                                                   Price Range of Common Stock
                                                   ---------------------------
          FISCAL YEAR ENDED JUNE 29, 2004
          -------------------------------

          Quarter Ended                            HIGH                  LOW
          -------------                            ----                  ---
          September 30, 2003                       $.14                  $.08
          December 30, 2003                        $.10                  $.04
          March 30, 2004                           $.12                  $.04
          June 29, 2004                            $.10                  $.05

          FISCAL YEAR ENDED JUNE 28, 2005
          -------------------------------

          Quarter Ended                            HIGH                  LOW
          -------------                            ----                  ---
          September 30, 2004                       $.06                  $.04
          December 31, 2004                        $.06                  $.03
          April 1, 2005                            $.11                  $.04
          June 28, 2005                            $.09                  $.06

As of September 27, 2005, there were approximately 747 holders of record of our common stock, and the closing price on the Over-the-Counter Bulletin Board was $.33 per share.

There have been no dividends declared or paid on our common stock during the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, and we have no current intentions to declare or pay dividends on our common stock. The payment of any future cash dividends by us will be dependent upon our earnings, our financial requirements and other relevant factors. Further, prior to paying any dividends on our common stock, we are required to pay quarterly dividends on our series A convertible preferred stock. Upon conversion of the series A convertible preferred stock into common stock, dividends on the series A convertible preferred stock shall no longer accrue and all accrued and unpaid dividends, and any accrued and unpaid interest thereon, as of the date of such conversion, shall be paid in cash. However, our series A convertible preferred stock stockholders have agreed to defer the (a) $1.3 million mandatory redemption due in February 2007, as required by the certificate of designations of our series A convertible preferred stock and (b) payment of preferred stock dividend payments due as of June 30, 2005 and all preferred stock dividend payments accrued as of June 30, 2005.

On June 30, 2005, we completed a financing transaction, in which we sold to Laurus Master Fund, Ltd., a secured convertible term note in the principal amount of $5,000,000. The sale of the note was completed pursuant to a securities purchase agreement and related documents. Under the terms of the financing transaction, we also issued to Laurus (a) a twenty-year option to purchase 30,395,179 shares of our common stock at a purchase price of $0.0001 per share and (b) a seven-year warrant to purchase 13,750,000 shares of our common stock at a purchase price of $0.10 per share. On July 13, 2005, we received an additional $350,000 of proceeds and amended and restated the note to be in the principal amount of $5,350,000. On September 9, 2005, we received an additional $650,000 of proceeds and further amended and restated the note to be in the principal amount of $6,000,000. The replacement note is repayable at the rate of $187,500 per month together with accrued but unpaid interest, commencing on November 1, 2005. Principal repayments must be made in shares of our common stock if the following conditions are satisfied: (a) the average closing price of our common stock for the five (5) trading days immediately preceding an amortization date is greater than 110% of the fixed conversion price and (b) the amount of the related payment does not exceed thirty percent (30%) of the aggregate dollar trading volume of our common stock for the period of twenty-two trading days immediately preceding such amortization date. If condition (a) is met but condition (b) is not, then Laurus shall convert only such portion that satisfies condition (b). Any amount not paid in shares shall be payable in cash at the rate of 103% of the amount owed. None of these amounts may be paid in shares of our common stock, however, if (1) the common stock (a) has not been registered under an effective registration statement under the Securities Act or (b) is not otherwise covered by an exemption under the Securities Act or (2) we are in default of the replacement note. The replacement note may be prepaid by us in cash by paying the holder 103% of the principal amount, plus accrued interest. Interest is payable monthly and accrues commencing August 1, 2005 at the prime rate plus 2%, with a minimum rate of 7.25%. Our obligations under the replacement note are collateralized by all of our assets. The holder of the replacement note may convert all or a portion of such note, together with interest and fees thereon at any time into shares of our common stock at an initial conversion price of $0.09, subject to adjustments in connection with any reclassification, stock splits, combinations, dividends or additional stock issuances made to persons other than the Laurus. Upon an issuance of shares of our common stock below the conversion price, the initial conversion price of the replacement note will be reduced to such issuance price.

Pursuant to the terms of the financing transaction, Laurus agreed that it generally may not convert debt or warrants to the extent that such conversion or exercise would result in it, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares of our common stock at the time of conversion or exercise (unless such limitation is suspended upon the occurrence of an "event of default", as defined in the securities purchase agreement, or upon 75 days prior written notice to us). As part of the agreements with Laurus, Laurus has a right of first refusal to provide us with additional financing and has until March 27, 2006 to provide us up to $300,000 of additional convertible debt financing on the same terms and conditions as the replacement note.

The proceeds received by us in the transactions completed on June 30, 2005, and described above, were used (a) to repay $2,750,000 to Spotless, consisting of approximately $2,650,000 in principal and $100,000 in interest, in connection with satisfying the promissory note that we issued to Spotless, dated November 16, 2001, and (b) to pay transaction expenses. We also issued a subordinated secured promissory note to Spotless in the principal amount of $500,000, bearing interest at LIBOR plus 1%. Pursuant to the terms of the note we issued to Spotless, amortized payments of $50,000 per month become due and payable beginning July 1, 2007 until all amounts due thereunder are fully paid, so long as we are not in default on the note we issued to Laurus. The note we issued to Spotless, together with the $2,750,000 payment to Spotless referred to above, fully satisfied all of our financial obligations concerning Spotless. In addition, as part of these transactions, Spotless assigned accounts receivable with a balance of $189,196.82 to us, and we agreed to pay this amount to Spotless no later than June 30, 2006. As of June 30, 2005, Spotless was due payment for purchased accounts receivable in the amount of $158,469.13, and we will continue to manage these while remitting payment thereon to Spotless.

On June 30, 2005, we issued a non-plan ten-year option exercisable at $0.09 per share to Michael O'Reilly to purchase 15,469,964 shares of our common stock in connection with his (a) issuance of a personal guarantee to Laurus for $3,250,000 of the then-existing $5,000,000 principal amount of a note issued by us to Laurus, (b) agreement to a new employment agreement and (c) agreement to personally guarantee our bonding obligations, each of which was a condition precedent to the consummation of the transaction by and between us and Laurus.

On June 30, 2005, agreements between us, Spotless and Mr. O'Reilly pursuant to which Mr. O'Reilly had the right to sell to us, and in certain circumstances to Spotless, all shares of our common stock held by him upon the occurrence of certain events, were terminated.

On June 30, 2005, we issued ten-year options exercisable at $0.09 per share to our series A convertible stock preferred stockholders, including Dr. Kevin Phillips, one of our directors, to purchase an aggregate of 500,000 shares of our common stock in consideration for their agreement to (1) postpone the mandatory redemption of their series A convertible preferred stock from February 2007 until the earlier of (i) six months after the repayment of the note we issued to Laurus or (ii) June 30, 2010; and (2) defer receipt of dividend payments on the series A convertible preferred stock due on and after June 30, 2005.

On May 24, 2005, our board of directors issued a non-plan ten-year option exercisable at $0.06 per share to Tony Towell to purchase 250,000 shares of common stock in connection with his service on our then-existing special committee.

On May 24, 2005, our board of directors issued non-plan five-year options exercisable at $.01 per share and $0.1875 per share to Michael O'Reilly to purchase 2,000,000 and 250,000 shares of common stock, respectively, in an effort to continue incentivizing him in his capacity as our president and chief executive officer.

On December 6, 2004, our board of directors issued ten-year options exercisable at $0.035 per share to each of Tony Towell and Dr. Kevin Phillips to purchase 100,000 shares of common stock under our 2001 Equity Incentive Plan in connection with their service as our directors.

All of the securities were sold in private offerings pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

Information required by this item regarding equity compensation plans is addressed in Item 12, Part III of this report.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                   Fiscal Year
                                      Ended                                                            Period from
                                   June 28 2005  Fiscal Year    Fiscal Year  Fiscal Year  Fiscal Year  May 1, 2001  Fiscal Year
                                    (unaudited)     Ended          Ended        Ended        Ended       Through       Ended
                                   Pro forma (1) June 28, 2005 June 29, 2004 July 1, 2003 July 2, 2002 July 3, 2001 April 30, 2001
                                   ------------- ------------- ------------- ------------ ------------ ------------ --------------
Consolidated Operations Data:
Revenues                                          20,200,410   $19,166,753    $17,831,189   $32,903,740   $2,322,511    $22,022,766
Net income (loss)                                     82,441   (3,535,334)       (469,004)    3,494,867     (720,303)     1,065,877
Net income (loss) per common
   share-basic                                          0.00         (.05)          (0.01)         0.05        (0.02)          0.03
Net income (loss) per common
   share-diluted                                 $      0.00   $     (.05)    $     (0.01)  $      0.04   $    (0.02)   $      0.01

Weighted average common shares
   outstanding:
Basic                                             77,936,358    77,936,358     77,936,358    63,300,953    38,481,254    38,459,953
Diluted                                           78,590,545    77,936,358     77,936,358    85,455,580    38,481,254    76,244,295

Consolidated Balance Sheet Data:

Total assets                       $ 9,972,484   $10,056,538   $11,331,165    $11,054,263   $10,212,538   $ 8,192,568   $ 8,806,398
Long-term debt and redeemable
    common stock                       697,400       344,114       340,104        687,473      1,005,574      400,308       457,084
Convertible notes                            -             -             -              -        100,000    2,780,000     2,780,000
Secured convertible notes payable    5,000,000             -             -              -              -            -             -
Redeemable convertible preferred
   stock                             1,300,000     1,300,000     1,300,000      1,300,000      1,300,000    1,300,000     1,300,000
Stockholders' equity (deficit)      (1,310,050)  $  (783,514)  $  (787,955)   $ 2,825,379   $  3,372,383  $(2,487,156)  $(1,753,853)

We did not pay any cash dividends on our common stock during any of the periods set forth in the table above.
----------

(1) Pro forma to reflect the transactions consummated on June 30, 2005. See Item 1 - Description of Business - General.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

We are subject to significant external factors that could significantly impact our business. These external factors could cause future results to differ materially from historical trends. These external factors are more fully discussed in "Item 1, Description of Business - Risk Factors" in this Annual Report on Form 10-K.

OVERVIEW

We, through our wholly-owned subsidiaries, provide a full array of emergency response, remediation and disaster restoration services to a broad range of clients. We have expertise in the areas of hazardous materials remediation, microbial remediation, testing, toxicology, training, wetlands restoration, wildlife and natural resources rehabilitation, technical advisory, restoration and site renovation services.

Our revenues are derived primarily from providing emergency response, remediation and disaster restoration services, and our cost of revenues consists primarily of labor and labor related costs, insurance, benefits and job-related insurance, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, legal fees, sales salaries, marketing, consulting, insurance and travel and entertainment.

In April 2003, we commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. We continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. As of June 28, 2005, we have recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. We have not recognized the revenue associated with our claim. The project has been substantially completed and the customer has refused to acknowledge its liability for these additional charges we billed it. On October 22, 2004, we commenced an action against Consolidated Edison Company in the New York State Supreme Court, County of New York, claiming that we are entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, Consolidated Edison Company filed an answer, denying our claims. The case is currently in pre-trial discovery.

We have encountered slow collections of certain of our accounts receivable, and our liquidity was severely adversely affected by our unrecouped costs incurred in connection with the oil storage tank project. Accordingly, we entered into certain financing transactions with Spotless and Laurus. As a result of these financing transactions, the amount outstanding was $6,500,000 as of September 9, 2005. We expect to have sufficient working capital to fund our current operations as long as we do not encounter further difficulty collecting our accounts receivable or experience significant growth. However, market conditions and their effect on our liquidity may restrict our use of cash. In the event that sufficient positive cash flow from operations is not generated, we may need to seek additional financing in addition to the financing provided by the financing transactions entered into with Laurus. Laurus is under no obligation to provide any funding to us. As part of the agreements with Laurus, Laurus has a right of first refusal to provide us with additional financing and has until March 27, 2006 to provide us up to

$300,000 of additional convertible debt financing on the same terms and conditions as the replacement note. Currently, we have no credit facility for additional borrowing.

ABILITY TO CONTINUE AS A GOING CONCERN

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. They do not include any adjustments that might result should we be unable to continue as a going concern, and no assurance can be given that we will continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial position and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these audited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the audited consolidated financial statements are accounting for contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

Stock Based Transactions - We have concluded various transactions where we paid the consideration primarily in options or warrants to purchase our common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

When options or warrants to purchase our stock are used in transactions with third parties, the transaction is valued using the Black-Scholes valuation method. The Black-Scholes valuation method is widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to establish market value of stock options or warrants: (i) exercise price (the price to be paid for a share in the company's stock), (ii) price of the stock on the day the options or warrants are granted, (iii) number of days that the options or warrants can be exercised before they expire, (iv) trading volatility of the issuer's stock, and (v) annual interest rate on the day the option or warrant is granted. The determination of expected volatility requires management to make an estimate and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

When options or warrants to purchase our stock are used as incentives for employees, officers or directors, we use the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by Statement of Financial Accounting Standards "SFAS" No. 123. The intrinsic value method calculates the value of the option or warrant at the difference between the exercise price and the price of the stock on the day the option or warrant is granted, except that such value is zero if the exercise price is higher than the price of the stock.

Once the transaction value is determined, GAAP requires us to record the transaction value as an expense or asset as determined by the transaction and to record an increase in our paid-in capital.

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

Allowance for Doubtful Accounts - We maintain an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. In determining collectibility, we review available customer financial information including public filings and credit reports and may also consult legal counsel to assist in determining collectibility. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of June 28, 2005. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. Should we be profitable in the future at levels which cause management to conclude that is more likely than not that we will realize all or a portion of the deferred tax assets, we would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at its combined federal and state effective rates.

RESULTS OF OPERATIONS

Fiscal Year Ended June 28, 2005 Compared to Fiscal Year Ended June 29, 2004
---------------------------------------------------------------------------

Revenues
--------

Revenues increased by $1,033,657, or 5.4%, to $20,200,410 in our fiscal year ended June 28, 2005, compared to $19,166,753 in our fiscal year ended June 29, 2004, primarily due to increased emergency response work associated with hurricanes in Florida.

Cost of Revenues/Gross Profit
-----------------------------

Cost of revenues decreased by $2,265,324, or 13%, to $15,176,735 of total revenue in our fiscal year ended June 28, 2005, compared to $17,442,059, or 91% of total revenues in our fiscal year ended June 29, 2004. Gross profit increased by $3,298,981, or 191.3%, to $5,023,675 of total revenues for our fiscal year ended June 28, 2005 from $1,724,694, or 9% of total revenues, for our fiscal year ended June 29, 2004. This increase in gross profit was due primarily to a greater proportion of emergency response work related to hurricanes in Florida and equipment intensive projects with higher gross margins and a corresponding reduction in labor costs. Our cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, cost of revenues include job related insurance costs, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation, disposal, and depreciation of capital equipment.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased by $903,552, or 16.9%, to $4,444,972 in our fiscal year ended June 28, 2005 from $5,348,524 in our fiscal year ended June 29, 2004 and constituted approximately 22% and 28% of total revenues in our fiscal 2005 and 2004, respectively. The decrease was primarily attributable to reductions in staff and discretionary spending and bad debt recoveries.

Expense (Benefit) Related to Variable Accounting Treatment for Officer
Securities
----------------------------------------------------------------------

Under the terms of an employment agreement, our president and chief executive officer, until June 30, 2005, could sell to us all shares of our common stock held by him and all shares of common stock underlying vested options to purchase shares of our common stock held by him. There was a charge of $146,714 related to variable accounting treatment for these securities in our fiscal year ended June 28, 2005, as compared to a benefit of $348,626 in our fiscal year ended June 29, 2004. This was due to the rise in our stock price. Due to the terms of the options, changes in the market price of our common stock, in either direction, resulted in a corresponding expense or benefit.

Interest Expense
----------------

Interest expense decreased by $560,611, or 60.6%, to $363,850 in our fiscal year ended June 28, 2005 from $924,461 in our fiscal year ended June 29, 2004. The decrease in interest expense was primarily attributable to a reduction in sales of accounts receivable at a discount to Spotless.

(Benefit) Provision for Income Taxes
------------------------------------

The (benefit) provision for income taxes reflects an effective rate of 31.2% and (15.2)% in fiscal 2005 and 2004, respectively. The book benefit for taxable losses generated in prior periods was offset by recording a full valuation allowance. Such valuation allowance was recorded because we do not believe that the utilization of the tax benefits from operating losses, and other temporary differences are "more likely than not" to be realized, as required by accounting principles generally accepted in the United States of America.

Net (Loss) Income
-----------------

Net income and basic net income attributable to common stockholders per share for our fiscal year ended June 28, 2005 were $82,441 and $4,441, respectively. This compares to net loss and basic net loss attributable to common stockholders per share for our fiscal year ended June 29, 2004 of ($3,535,334) and ($3,613,334), respectively. The changes are primarily attributable to the factors described above.

Fiscal Year Ended June 29, 2004 Compared to Fiscal Year Ended July 1, 2003
--------------------------------------------------------------------------

Revenues
--------

Revenues increased by $1,335,564, or 7%, to $19,166,753 in our fiscal year ended June 29, 2004 compared to $17,831,189 in our fiscal year ended July 1, 2003. The increase was primarily due to increases of $1,200,000 related to an oil tank cleaning project, $1,033,702 related to an emergency spill response, $1,582,097 related to insurance, $918,799 related to catastrophe response associated with Hurricane Isabel and $385,252 related to new operations in Florida. These increases were partially offset by decreases of $3,486,469 related to a non-recurring mold remediation project in Hawaii and $343,543 related to a non-recurring lead remediation project in New York City.

Cost of Revenues/Gross Profit
-----------------------------

Cost of revenues increased by $3,127,540, or 90%, to $17,442,059 of total revenues, in our fiscal year ended June 29, 2004 compared to $14,314,519, or 80% of total revenues, in our fiscal year ended July 1, 2003. Gross profit decreased by $1,791,976, or 9%, to $1,724,694 of total revenues, for our fiscal year ended June 29, 2004 from $3,516,670, or 20%, of total revenues, for our fiscal year ended July 1, 2003. This decrease in gross profit of $1,791,976, or 51%, was due primarily to cost overruns incurred on an oil tank cleaning project (discussed in Part I , Item 3). Direct field labor, including fringe and union benefits, subcontractor costs, disposal costs, equipment rental and insurance costs increased $1,513,728, $490,210, $471,624, $285,494 and $170,772, respectively, primarily as a result of the increased revenue. In response to deteriorating cash flows, we reduced our direct labor force. Our cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, cost of revenues include job related insurance costs, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation, disposal, and depreciation of capital equipment.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased by $255,033, or 5%, to $5,348,524 in our fiscal year ended June 29, 2004 from $5,603,557 in fiscal year ended July 1, 2003 and constituted approximately 28% and 31% of total revenues in fiscal year ended June 29, 2004 and fiscal year ended July 1, 2003, respectively. The decrease was primarily attributable to decreases in legal expenses and sales salaries of $441,477 and $178,963, respectively. The decreases were partially offset by an increase in consulting expenses of $341,386.

Expense (Benefit) Related to Variable Accounting Treatment for Officer Options
------------------------------------------------------------------------------

Under the terms of an employment agreement, our president and chief executive officer, until June 30, 2005, could sell to us all shares of our common stock held by him and all shares of our common stock underlying vested options to purchase shares of our common stock held by him. The expense relating to variable accounting treatment for these officer options amounted to $146,714 in our fiscal year ended June 28, 2005, changing from a benefit of $348,626 in our fiscal year ended June 29, 2004 and from a benefit of $593,246 in our fiscal year ended July 1, 2003. This expense in our fiscal year ended June 28, 2005 was due to an increase in the market price of our common stock, and the benefits in our fiscal years ended June 29, 2004 and July 1, 2003 were due to a decrease in the market price of our common stock. Due to the terms of the options, changes in the market price of our common stock, in either direction, resulted in a corresponding expense or benefit.

Interest Expense
----------------

Interest expense increased by $852,272, or 1,181%, in our fiscal year ended June 29, 2004 to $924,461 from $72,189 in our fiscal year ended July 1, 2003. The increase in interest expense was primarily attributable to greater levels of debt and the discount recorded under the Accounts Receivable Finance Agreement with Spotless.

(Benefit) Provision for Income Taxes
------------------------------------

The (benefit) provision for income taxes reflects an effective rate of (15)% and
(70)% in fiscal year ended June 29, 2004 and July 1, 2003, respectively. The book benefit for taxable losses generated in prior periods was offset by recording a full valuation allowance. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses, and other temporary differences are "more likely than not" to be realized, as required by accounting principles generally accepted in the United States of America.

Net (Loss) Income
-----------------

Net (loss) and basic net (loss) attributable to common stockholders per share for our fiscal year ended June 29, 2004 were ($3,535,334) and ($.05), respectively. This compares to net loss and basic net loss attributable to common stockholders per share for our fiscal year ended July 1, 2003 of ($469,004) and ($.01), respectively. The changes are primarily attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 2005, we had cash balances of $512,711, working capital deficit of ($1,704,091) and a stockholders' deficit of ($783,514). As of June 29, 2004, we had cash balances of $63,562, working capital of ($2,103,971) and stockholders' deficit of ($787,955). At July 1, 2003, we had cash balances of $130,096, working capital of $2,217,290 and stockholders' equity of $2,825,379. We incurred a net profit of $82,441 and a net loss of ($3,535,334) for our fiscal years ended June 28, 2005 and June 29, 2004, respectively.

Historically, we have financed our operations primarily through issuance of debt and equity securities, through short-term borrowings from our former majority shareholder, Spotless, and through cash generated from operations. In our opinion, we expect to have sufficient working capital to fund our current operations as long as we do not encounter further difficulty collecting our accounts receivable or experience significant growth. However, market conditions, including expenses incurred in connection with Hurricane Katrina, and their effect on our liquidity may restrict our use of cash. In the event that sufficient positive cash flow from operations is not generated or is generated slowly in connection with the eight to sixteen months that it typically takes us to collect on accounts receivables, for example, we may need to seek additional financing. As part of the agreements with Laurus described above, Laurus has a right of first refusal to provide us with additional financing and has until March 27, 2006 to provide us up to $300,000 of additional convertible debt financing on the same terms and conditions as the replacement note. We currently have no credit facility for additional borrowing.

As of June 28, 2005, Spotless had purchased an aggregate amount of our accounts receivable equaling $4,991,252 for an aggregate purchase price of $4,080,050.

As of September 9, 2005, we owed Laurus $6,000,000 pursuant to a restated convertible senior secured note, the proceeds of which we utilized to (i) repay all of our outstanding obligations to Spotless, (ii) pay transaction expenses and (iii) for working capital. Laurus holds a senior security interest in our and our subsidiaries assets collateralizing such note. In addition, Spotless holds a subordinated security interest collateralizing our $500,000 note issued to Spotless. The existence of these security interests may impair our ability to raise additional debt capital.

Net cash provided by operating activities was $818,673 in fiscal year ended June 28, 2005, as compared to net cash provided by (used in) operating activities of ($2,343,180) and ($317,504) in our fiscal years ended June 29, 2004 and July 1, 2003, respectively. Accounts receivable increased $921,223, or 12.6%, to $8,263,169 in fiscal year ended June 28, 2005, reflecting primarily delayed payments by customers resulting from insurance reimbursement delays. Accounts receivable increased $1,057,539, or 17%, to $7,341,946 in fiscal year ended June 29, 2004, reflecting processing delays in our invoicing of our customers. Accounts payable and accrued expenses decreased by $624,933, or 18.3%, in fiscal year ended June 28, 2005, as a result of our efforts to pay vendors on a more timely basis, partly offset by an increase in professional fees resulting from our recent refinancing and change of control transactions. Accounts payable and accrued expenses increased by $73,000, or 27.2%, in fiscal year ended June 29, 2004, as a result of increased revenues and slower payments to vendors. Such slow payment resulted from delays in invoicing discussed above and the resulting deterioration of cash receipts.

Investing activities used cash of $89,208, $856,217 and $1,914,576 in fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, respectively, principally for the purchase of property and equipment.

Financing activities for fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003 provided (used) net cash of ($280,316), $3,132,863 and $1,962,497, respectively. In fiscal year ended June 28, 2005, our cash used for financing activities was used primarily for principal payments of our long-term debt. In fiscal 2004 and 2003, proceeds from long-term debt were $320,124 and $844,209, respectively, offset by repayments of long-term debt of $448,261 and $203,712, respectively. In fiscal 2004 and 2003, cash used for financing activities included proceeds from short term notes from Spotless of $3,300,000 and $2,325,000, offset by repayments of short-term notes to Spotless of $0 and $825,000, respectively. In fiscal 2003, we repaid convertible notes of $100,000. In fiscal 2005, we did not pay any dividends. In fiscal 2004 and 2003, we paid dividends on preferred stock of $39,000 and $78,000, respectively.

We believe we will require positive cash flow from operations to meet our working capital needs over the next twelve months unless we increase our borrowings from Laurus or obtain debt or equity financing from a third party. In the event that positive cash flow from operations is not generated, we may be required to seek additional financing, from Laurus or otherwise, to meet our working capital needs. So long as we have sufficient working capital, we anticipate continued revenue growth in new and existing service areas and continue to bid on large projects, though there can be no assurance that any of our bids will be accepted or that we will have sufficient working capital. We are striving to improve our gross margin and control our selling, general and administrative expenses. There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or obtaining additional financing. Our future cash requirements are expected to depend on numerous factors, including, but not limited to: (a) the ability to obtain environmental or related construction contracts, (b) the ability to generate positive cash flow from operations, and the extent thereof, (c) the ability to raise additional capital or obtain additional financing, and (d) economic conditions.

Under the terms of our $6,000,000 senior secured convertible note to Laurus, we will be required to make amortization payments to Laurus in stock if the average closing price of our common stock is $.10 or more to the extent the amount of the amortization payment does not exceed 30% of the aggregate dollar trading volume of our common stock for the 22 trading day period immediately preceding the amortization date. To the extent that these conditions are not satisfied, we will be required to make such amortization payments in an amount equal to 103% of the principal amount, plus accrued interest. In the event that we require to pay cash, this may have an adverse effect on our cash flow and liquidity.

In light of expected activity to remediate damage caused by Hurricane Katrina, we mobilized over sixty employees to the gulf coast region. Our Trade-Winds subsidiary has leased and is in the process of leasing three premises to serve as a satellite office, regional command center, training center and housing for its mobilized employees. We are engaged on various projects for private sector customers in the gulf coast region, under time and materials contracts or other arrangements, which management expects to comprise over $3.5 million of revenues. Management believes that we will be engaged to perform substantial additional projects in this region in the near term, possibly including federally funded projects on which we have not focused to date; however, no assurance can be given in this regard until contracts relating to these projects have been executed.

In order to finance anticipated expenses, we borrowed an additional $650,000 from Laurus by issuing a new replacement note, dated September 9, 2005, in the principal amount of $6,000,000 on substantially the same terms as the original replacement note dated July 13, 2005 in the principal amount of $5,350,000 to Laurus. The proceeds we received were used for working capital purposes.

The table below summarizes contractual obligations and commitments as of June 28, 2005:

                                Total       1 Year     2-3 Years     4-5 Years   Thereafter
                                -----       ------     ---------     ---------   ----------
    Operating Leases        $   837,539    $458,132     $379,407     $     0        $0

    Long-term Debt              367,012     168,482      184,540      13,990         0
                            -----------    --------     --------     -------        ---
    Total                   $ 1,204,551    $626,614     $563,947     $13,990        $0
                            ===========    ========     ========     =======        ==

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

EFFECT OF INFLATION

Inflation has not had a material impact on our operations during fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003.

SEASONALITY

Since we and our subsidiaries are able to perform most of our services throughout the year, our business is not considered seasonal in nature. However, we are affected by (i) the timing of large projects in certain of our service areas, i.e., asbestos and mold abatement and construction, (ii) the timing of catastrophes and (iii) inclement weather conditions. In particular, extended periods of rain, cold weather or other inclement weather conditions may result in delays in commencing or completing projects, in whole or in part. Any such delays may adversely affect our operations and financial results and may adversely affect the performance of other projects due to scheduling and staffing conflicts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Equity Price Risk - Our primary market risk exposure in fiscal year ended June 28, 2005, related to the variable accounting treatment related to a put option for shares of our common stock and our common stock options held by an officer of ours. Under the terms of an employment agreement, the officer could sell to us all shares of our common stock held by him and all shares of our common stock underlying vested options to purchase shares of our common stock held by him. As of June 28, 2005, such shares and vested options to purchase shares aggregated 9,013,642 shares. Each $.01 increase or decrease in market price of our common stock impacted earnings by approximately $90,136 as of June 28, 2005. This put right has been terminated, and the risk has been eliminated.

Interest Rate Sensitivity - On June 30, 2005, we issued a variable interest rate convertible note to Laurus Master Fund, Ltd. The variable interest rate convertible note provides that the principal amount outstanding, currently $6,000,000, bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not less than 7.25%), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $0.09 following the effective date of the registration statement covering the Common Stock issuable upon conversion. Should the price of our common stock increase and maintain a price equal to 125% of $0.09 for a twelve month period, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics
(USA), Inc., bearing interest at LIBOR plus 1%.

We do not use derivative financial instruments to manage interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

Set forth below is a list of the financial statements of ours included in this Annual Report on Form 10-K following Item 15.

                       Item                                                 Page
                       ----                                                 ----

Reports of Independent Registered Public Accounting Firms                   F-2
Consolidated Balance Sheets as of June 28, 2005 (actual and
    pro forma) and June 29, 2004                                            F-4
Consolidated Statements of Operations for our fiscal years
    ended June 28, 2005, June 29, 2004 and July 1, 2003                     F-5
Consolidated Statements of Stockholders' Equity for our
    fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003        F-6
Consolidated Statements of Cash Flows for our fiscal years
    ended June 28, 2005, June 29, 2004 and July 1, 2003                     F-7
Notes to Consolidated Financial Statements                                  F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

On June 30, 2005, our audit committee approved the dismissal of Deloitte & Touche LLP as our independent accountants and appointed Massella & Associates, CPA, PLLC as our independent accountants.

On July 11, 2005, we filed an amended Form 8-K stating, among other things, the following:

On June 30, 2005, our audit committee approved the dismissal of Deloitte & Touche LLP as our independent accountants and appointed Massella & Associates, CPA, PLLC as our independent accountants. Deloitte & Touche's report on our financial statements for the fiscal years ended June 29, 2004 and July 1, 2003 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Deloitte & Touche's report for the fiscal year ended June 29, 2004 included a reference to a substantial doubt about our ability to continue as a going concern. In connection with the audit for the fiscal years ended July 1, 2003 and June 29, 2004 and the subsequent interim period through June 30, 2005, there have been no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche would have caused them to make reference thereto in their report on the financial statements for such year.

There were no reportable events or disagreements with Deloitte & Touche to report as defined in Regulation S-K Item 304(a)(l)(v).

We provided Deloitte & Touche with a copy of the foregoing disclosures and requested Deloitte & Touche to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of Deloitte & Touche's response letter dated July 11, 2005 was filed as Exhibit 16 to the amended Form 8-K.

Prior to the appointment of Massella & Associates, CPA, PLLC, neither we nor anyone on behalf of us had consulted with Massella & Associates, CPA, PLLC during our two most recent fiscal years or for our fiscal year 2005 through June 28, 2005 in any matter regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither was a written report nor oral advice provided to us that Deloitte & Touche concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting; or (ii) any matter which was the subject of either a disagreement or a reportable event, as each are defined in Items 304(a)(1)(iv) and (v) of Regulation S-K, respectively.

There were no reportable events or disagreements with Deloitte & Touche to report as defined in Regulation S-K Item 304(a)(l)(v).

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our principal executive and financial officers of the effectiveness of the design and operation of its "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. In the fourth quarter of fiscal 2005, our board of directors and management became aware of the existence of a service contract that had not been properly reported internally as prescribed by our internal disclosure controls and procedures guidelines. Upon review of the contract, our board of directors and management concluded that it did not relate to a material transaction. Our board of directors and management, including our new Chief Financial Officer, are assigning a high priority to implementing changes, including with respect to the requirements of our internal disclosure controls and procedures, to address this matter.

In connection with the foregoing, our principal executive and financial officers have concluded that, except as noted above, and subject to the inherent limitations in all control systems, our current disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information under the captions "Director - Nominees", "Principal Occupations of Directors and Executive Officers", "Directors Compensation", "Board Meetings and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement expected to be filed within 120 days after the end of our most recent fiscal year for the annual meeting of stockholders to be held in December 2005 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information under the captions "Executive Compensation", "Option/Stock Appreciation Rights ("SAR") Grants in Last Fiscal Year", "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values", "Employment Agreements", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report on Executive Compensation" and "Performance Graph" in our definitive proxy statement expected to be filed within 120 days after the end of our most recent fiscal year for the annual meeting of stockholders to be held in December 2005 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information under the caption "Security Ownership and Equity Compensation Plan Information" in our definitive proxy statement expected to be filed within 120 days after the end of our most recent fiscal year for the annual meeting of stockholders to be held in December 2005 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement expected to be filed within 120 days after the end of our most recent fiscal year for the annual meeting of stockholders to be held in December 2005 is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

The information under the caption "Principal Accountant Fees and Services" in our definitive proxy statement expected to be filed within 120 days after the end of our most recent fiscal year for the annual meeting of stockholders to be held in December 2005 is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

(a) (1) Our financial statements together with a separate table of contents are annexed hereto.

    (2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.

    (3)   Exhibits

    3.1   Composite of Certificate of Incorporation of Windswept.
          (Incorporated by reference to Exhibit 3.1 of Windswept's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed with the SEC on March 19, 2001).

    3.2 By-laws of Windswept. (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement (No. 33-14370 N.Y.) filed with the SEC on June 1, 1987).

    4.1   Specimen Common Stock Certificate. (Incorporated by reference to
          Exhibit 4.01 of Windswept's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13,
          1998).

    4.2   Specimen Common Stock Certificate. (Incorporated by reference to
          Exhibit 4.01 of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13,
          1998).

    4.3 Specimen Series B Convertible Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 of Windswept's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

    10.1 Option Certificate for 2,000,000 stock options issued to Michael O'Reilly. (Incorporated by reference to Exhibit 4.05 of Windswept's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on October 3, 1997).

    10.2 1997 Incentive Plan. (Incorporated by reference to Exhibit 4.1 of Windswept's Registration Statement on Form S-8 (No. 333-22491) filed with the SEC on February 27, 1997).

    10.3 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of Windswept's Registration Statement on Form S-8 (No. 333-61905) filed with the SEC on August 20, 1998).

    10.4  2001 Equity Incentive Plan. (Incorporated by reference to Exhibit
          10.1 of Windswept's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed with the SEC on March 19, 2001).

    10.5 Employment Agreement, dated June 30, 2005, between Windswept and Michael O'Reilly. (Incorporated by reference to Exhibit 10.15 of Windswept's Current Report on Form 8-K (Date of Report: June 30,
          2005) filed with the SEC on July 7, 2005).

    10.6 Amended and Restated Employment Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (Date of
          Report: October 29, 1999) filed with the SEC on November 12, 1999).

    10.7 Option to purchase 15,464,964 shares of common stock dated June 30, 2005, issued by Windswept to Michael O'Reilly. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.8 Option to purchase 2,000,000 shares of common stock dated May 24, 2005, issued by Windswept to Michael O'Reilly.

    10.9 Option to purchase 250,000 shares of common stock dated May 24, 2005, issued by Windswept to Michael O'Reilly.

    10.10 Option to purchase 250,000 shares of common stock dated May 24, 2005, issued by Windswept to Tony Towell.

    10.11 Option to purchase 100,000 shares of common stock dated December 6, 2004, issued by Windswept to Tony Towell.

    10.12 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: October 29,
          1999) filed with the SEC on November 12, 1999).

    10.13 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29,
          1999) filed with the SEC on November 12, 1999).

    10.14 Option to purchase 100,000 shares dated December 6, 2004, issued by Windswept to Dr. Kevin Phillips.

    10.15 Letter Agreement dated October 29, 1999 between Michael O'Reilly and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit
          10.7 of the Company's Current Report on Form 8-K (Date of Report:
          October 29, 1999) filed with the SEC on November 12, 1999).

    10.16 Promissory Note dated November 16, 2001 issued by Windswept in favor of Spotless Plastics (USA), Inc. (Incorporated by reference to
          Exhibit 10.2 of the Windswept's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13,
          2002).

    10.17 Form of Security Agreement dated October 29, 1999 between each of Windswept, Trade-Winds Environmental Remediation, Inc., North Atlantic Laboratories, Inc. and New York Testing, Inc. and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit 10.3 of Windswept's Current Report on Form 8-K (Date of Report: October 29,
          1999) filed with the SEC on November 12, 1999).

    10.18 Form of Amendment No. 1 dated November 16, 2001 to Security Agreement dated October 29, 1999 between each of the Company, Trade-Winds Environmental Restoration, Inc., North Atlantic Laboratories, Inc. and New York Testing Laboratories, Inc. and Spotless Plastics (USA), Inc. (Incorporated by reference to Exhibit 10.1 of Windswept's Quarterly Report on Form 10-Q for the quarter ended January 1, 2002, filed with the SEC on February 13, 2002).

    10.19 Account Receivable Finance Agreement, dated February 5, 2004, by and among the Company, Trade-Winds Environmental Restoration, Inc. and Spotless Plastics (USA) Inc. (Incorporated by reference to Exhibit
          10.1 of the Company's Quarter Report on Form 10-Q for the quarter ended December 30, 2003, filed with the SEC on February 10, 2004).

    10.20 Amendment No. 1 to the Account Receivable Finance Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.19 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.21 Securities Purchase Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: June 30,
          2005) filed with the SEC on July 7, 2005).

    10.22 Funds Escrow Agreement, dated June 30, 2005, by and among Windswept, Laurus and Loeb & Loeb LLP, as escrow agent. (Incorporated by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
          2005).

    10.23 $5,350,000 Amended and Restated Secured Convertible Term Note, dated July 13, 2005, issued by Windswept to Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: July 13, 2005) filed with the SEC on July 13, 2005).

    10.24 $6,000,000 Amended and Restated Secured Convertible Term Note, dated September 9, 2005, issued by Laurus to Windswept. (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of Report: September 9, 2005) filed with the SEC on September 15, 2005.

    10.25 $5,000,000 Secured Convertible Term Note, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (Date of Report: June 30,
          2005) filed with the SEC on July 7, 2005).

    10.26 Option, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.3 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.27 Common Stock Purchase Warrant, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.4 of Windswept's Current Report on Form 8-K (Date of Report: June 30,
          2005) filed with the SEC on July 7, 2005).

    10.28 Master Security Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds Environmental Restoration Inc.
          ("Trade-Winds"), North Atlantic Laboratories, Inc. ("North Atlantic") and Laurus. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.29 Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Dr. Kevin Phillips. (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.30 Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Gary Molnar. (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K (Date of
          Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.31 Forebearance and Deferral Agreement, dated June 30, 2005, by and among Windswept, Michael O'Reilly, the Series A Convertible Preferred Stockholders and Laurus. (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K (Date of Report: June 30,
          2005) filed with the SEC on July 7, 2005).

    10.32 Transition Services Agreement, dated June 30, 2005, by and between Spotless Plastics (USA) and Windswept. (Incorporated by reference to
          Exhibit 10.10 of the Company's Current Report on Form 8-K (Date of
          Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.33 Bonding Support Letter from Michael O'Reilly to Windswept and Laurus. (Incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.34 Registration Rights Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K (Date of Report: June 30,
          2005) filed with the SEC on July 7, 2005).

    10.35 Stock Pledge Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds, North Atlantic and Laurus. (Incorporated by reference to
          Exhibit 10.13 of the Company's Current Report on Form 8-K (Date of
          Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.36 Subsidiary Guaranty, dated the June 30, 2005, from Trade-Winds and North Atlantic to Laurus Registration Rights Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
          2005).

    10.37 Secured Promissory Note, dated June 30, 2005, issued by Windswept to Spotless in the principal amount of $500,000. (Incorporated by reference to Exhibit 10.25 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
          2005).

    10.38 Security Agreement, dated June 30, 2005, between North Atlantic and Spotless. (Incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.39 Security Agreement, dated June 30, 2005, between Windswept and Spotless Plastics (USA) Inc. (Incorporated by reference to Exhibit
          10.16 of the Company's Current Report on Form 8-K (Date of Report:
          June 30, 2005) filed with the SEC on July 7, 2005).

    10.40 Security Agreement, dated June 30, 2005, between Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.41 Subordination Agreement, dated June 30, 2005, by and between Spotless and Laurus, acknowledged by Windswept. (Incorporated by reference to Exhibit 10.26 of the Company's Current Report on Form 8-K (Date of
          Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.42 Account Receivable Sale Agreement, dated June 30, 2005, by and among Spotless, Windswept and TradeWinds. (Incorporated by reference to Exhibit 10.27 of the Company's Current Report on Form 8-K (Date of
          Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.43 Termination Agreement, dated June 30, 2005, by and between Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.20 of the Company's Current Report on Form 8-K (Date of Report: June 30,
          2005) filed with the SEC on July 7, 2005).

    10.44 Termination Agreement, dated June 30, 2005, by and between North Atlantic and Spotless. (Incorporated by reference to Exhibit 10.21 of the Company's Current Report on Form 8-K (Date of Report: June 30,
          2005) filed with the SEC on July 7, 2005).

    10.45 Termination Agreement, dated June 30, 2005, by and between Windswept and Spotless. (Incorporated by reference to Exhibit 10.22 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

    10.46 Release, dated June 30, 2005, by and among Windswept, Spotless, Peter Wilson, John Bongiorno, Ronald Evans, Charles L. Kelly, Jr., Brian Blythe and Joseph Murphy. (Incorporated by reference to Exhibit 10.23 of the Company's Current Report on Form 8-K (Date of Report: June 30,
          2005) filed with the SEC on July 7, 2005).

    10.47 Lease Agreement dated September 2, 2005 between Trade-Winds and Alberta Bentily. (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of Report: September 1,
          2005) filed with the SEC on September 8, 2005).

    10.48 Lease Agreement dated September 8, 2005 between Trade-Winds and Mark
          J. Anderson.

    16.1 Letter, dated July 11, 2005, from Deloitte & Touche LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 of Windswept's Current Report on Form 8-K/A (Date of
          Report: June 30, 2005) filed with the SEC on July 11, 2005).

    21.1  Subsidiaries of the Company.

    23.1  Consent of Massella & Associates, CPA, PLLC.

    23.2  Consent of Deloitte & Touche LLP

    24.1  Power of Attorney, set forth in the signature pages hereto.

    31.1 Certification of the Chief Executive Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

    31.2 Certification of the Chief Financial Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

    32.1 Certification of the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

(b)     Exhibits: See Index of Exhibits.

(c) Financial Statement Schedules: The response to this portion of Item 15 is submitted as a separate section of this report.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                                TABLE OF CONTENTS

                                                                         Page
                                                                       ---------

Reports of Independent Registered Public Accounting Firms............     F-2

Consolidated Balance Sheets as of June 28, 2005 (actual
    and pro forma) and June 29, 2004 ................................     F-4

Consolidated Statements of Operations for the fiscal years
   ended June 28, 2005, June 29, 2004 and July 1, 2003.... ..........     F-5

Consolidated Statements of Stockholders' Equity for the fiscal
   years ended June 28, 2005, June 29, 2004 and July 1, 2003.........     F-6

Consolidated Statements of Cash Flows for the fiscal years
   ended June 28, 2005, June 29, 2004 and July 1, 2003...............     F-7

Notes to Consolidated Financial Statements...........................     F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.
Bay Shore, New York

We have audited the accompanying consolidated balance sheets of Windswept Environmental Group, Inc. and subsidiaries (the "Company") as of June 29, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended June 29, 2004 and July 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2004 and the results of their operations and their cash flows for the fiscal years ended June 29, 2004 and July 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Jericho, New York
September 24, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.
Bay Shore, New York

We have audited the accompanying consolidated balance sheets of Windswept Environmental Group, Inc. and subsidiaries (the "Company") as of June 28, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended June 28, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2005 and the results of operations and cash flows for the fiscal years ended June 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the financial statements, on June 30, 2005, the Company was recapitalized after completing a financing transaction in which it issued a secured convertible term note which resulted in the repayment of its secured note payable-related party and a change of control of the Company.

/s/ Massella & Associates, CPA, PLLC

Syosset, New York
September 13, 2005, except for Note 19, which is as of September 26, 2005

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 28, 2005
                                                                             (pro forma) (1)
                                                                               (unaudited)        June 28,       June 29,
                                                                               (See Note 2)         2005          2004
                                                                             ----------------   ------------   ------------
ASSETS:

CURRENT ASSETS:
  Cash                                                                          $    239,461    $   512,711    $    63,562
  Accounts receivable, net of allowance for doubtful accounts of
     $1,507,831 and $689,140, respectively                                         6,944,534      6,755,338      6,652,806
  Inventory                                                                          146,079        146,079        151,270
  Costs and estimated earnings in excess of billings on uncompleted contracts         30,466         30,466        608,047
  Prepaid expenses and other current assets                                           47,253         47,253        257,565
  Refundable income taxes                                                                  -              -        641,795
                                                                                ------------    -----------    -----------
      Total current assets                                                         7,407,793      7,491,847      8,375,045

PROPERTY AND EQUIPMENT, net of accumulated depreciation
and amortization of $6,386,731 and $5,707,705, respectively                        2,242,645      2,242,645      2,757,463

OTHER ASSETS                                                                         322,046        322,046        198,657
                                                                                ------------    -----------    -----------
TOTAL                                                                           $  9,972,484    $10,056,538    $11,331,165
                                                                                ============    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
   Accounts payable                                                             $  1,174,840    $ 1,174,840   $  2,309,328
   Accrued expenses                                                                1,511,256      1,611,256      1,101,701
   Liability on a purchased account receivable - from a related party                189,196              -              -
   Secured note payable to a related party                                                 -      5,000,000      5,000,000
   Billings in excess of costs and estimated earnings on uncompleted contracts        83,316         83,316        239,511
   Accrued payroll and related fringe benefits                                       528,867        528,867        924,725
   Current maturities of long-term debt                                              169,612        169,612        307,224
   Income taxes payable                                                              138,579        138,579        129,435
   Other current liabilities                                                         489,468        489,468        467,092
                                                                                ------------    -----------   ------------
      Total current liabilities                                                    4,285,134      9,195,938     10,479,016
                                                                                ------------    -----------   ------------

LONG-TERM DEBT                                                                       697,400        197,400        340,104
                                                                                ------------    -----------   ------------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 15)

SECURED CONVERTIBLE NOTE PAYABLE                                                   5,000,000              -              -

REDEEMABLE COMMON STOCK                                                                    -        146,714              -
                                                                                ------------    -----------   ------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
   $.01 par value; 1,300,000 shares authorized and outstanding, respectively       1,300,000      1,300,000      1,300,000
                                                                                ------------    -----------   ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Series B preferred stock, $.01 par value; 50,000 shares authorized;
   0 shares outstanding                                                                    -              -               -
Nondesignated preferred stock, no par value; 8,650,000 shares
   authorized; 0 shares outstanding                                                        -              -               -
Common stock, $.0001 par value; 150,000,000 shares authorized;
   77,936,358 shares outstanding at June 28, 2005 and June 29, 2004                    3,207          7,794           7,794
Additional paid-in capital                                                        36,935,624     33,844,017      33,922,017
Net cost of recapitalization and finance charges                                  (3,613,556)             -               -
Accumulated deficit                                                              (34,635,325)   (34,635,325)    (34,717,766)
                                                                                ------------    -----------   -------------
      Total stockholders' equity (deficit)                                        (1,310,050)      (783,514)       (787,955)
                                                                                ------------    -----------   -------------
TOTAL                                                                           $  9,972,484    $10,056,538   $  11,331,165
                                                                                ============    ===========   =============
See notes to consolidated financial statements.
----------

(1) Pro forma to reflect the transactions consummated on June 30, 2005. See Note 2.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE FISCAL YEARS ENDED JUNE 28, 2005, JUNE 29, 2004 AND JULY 1, 2003

                                                                          June 28,         June 29,           July 1,
                                                                            2005             2004              2003
                                                                       ---------------   --------------    --------------
Revenues                                                               $    20,200,410   $   19,166,753    $   17,831,189

Cost of revenues                                                            15,176,735       17,442,059        14,314,519
                                                                       ---------------   --------------    --------------
Gross margin
                                                                             5,023,675        1,724,694         3,516,670
                                                                       ---------------   --------------    --------------
Operating expenses (income):
   Selling, general and administrative expenses                              4,444,972        5,348,524         5,603,557
   (Benefit) expense related to variable
     accounting treatment for officer options and
     redeemable common stock                                                   146,714         (348,626)         (593,246)
                                                                       ---------------   --------------    --------------
      Total operating expenses                                               4,591,686        4,999,898         5,010,311
                                                                       ---------------   --------------    --------------

Income (Loss) from operations                                                  431,989       (3,275,204)       (1,493,641)
                                                                       ---------------   --------------    --------------
Other expense (income):
   Interest expense                                                            363,850          924,461            72,189
   Other income, net                                                           (51,629)         (29,386)          (23,040)
                                                                       ---------------   --------------    --------------
      Total other expense (income)                                             312,221         895,075            49,149
                                                                       ---------------   --------------    --------------

Income (loss) before provision (benefit) for income
   taxes                                                                       119,768       (4,170,279)       (1,542,790)

Provision (benefit) for income taxes                                            37,327         (634,945)       (1,073,786)
                                                                       ---------------   --------------    --------------

Net income (loss)                                                               82,441       (3,535,334)         (469,004)

Dividends on preferred stock                                                    78,000           78,000           78,000
                                                                       ---------------   --------------    --------------

Net income (loss) attributable to common
   shareholders                                                        $         4,441   $   (3,613,334)   $     (547,004)
                                                                       ===============   ==============    ==============

Basic and diluted net (loss) income per
   common share:
         Basic                                                                    $.00           $ (.05)            $(.01)
                                                                                  ====           ======            ======
         Diluted                                                                  $.00           $ (.05)            $(.01)
                                                                                  ====           ======            ======


Weighted average number of common shares
   outstanding:
      Basic                                                                 77,936,358       77,936,358        77,936,358
                                                                       ===============   ==============    ==============
      Diluted                                                               78,590,545       77,936,358        77,936,358
                                                                       ===============   ==============    ==============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE FISCAL YEARS ENDED JUNE 28, 2005, JUNE 29, 2004 AND JULY 1, 2003

                                            Preferred Stock           Common Stock
                                            ---------------           ------------
                                           Number                                          Additional
                                             of           Par        Number of     Par       Paid-in      Accumulated
                                           Shares        Value        Shares      Value      Capital         Deficit        Total
                                           ------        -----        ------      -----      -------         -------        -----
Balance at July 2, 2002                          -           -       77,936,358    7,794     34,078,017    (30,713,428)   3,372,383

Dividends on Series A preferred stock            -           -                -        -        (78,000)             -      (78,000)

Net loss and comprehensive loss                  -           -                -        -              -       (469,004)    (469,004)
                                           -------       -----      -----------    -----    -----------   ------------   ----------
Balance at July 1, 2003                          -           -       77,936,358    7,794     34,000,017    (31,182,432)   2,825,379

Dividends on Series A preferred stock            -           -                -        -        (78,000)             -      (78,000)

Net loss and comprehensive loss                  -           -                -        -              -     (3,535,334)  (3,535,334)
                                           -------       -----      -----------   ------    -----------   -------------  ----------

Balance at June 29, 2004                         -           -       77,936,358    7,794     33,922,017    (34,717,766)    (787,955)

Dividends on Series A preferred stock            -           -                -        -        (78,000)             -      (78,000)

Net income and comprehensive income              -           -                -        -              -         82,441       82,441
                                           -------       -----      -----------   ------    -----------   ------------   ----------

Balance at June 28, 2005                   $     -       $   -      $77,936,358   $7,794    $33,844,017   $(34,635,325)  $ (783,514)
                                           =======       =====      ===========   ======    ===========   ============   ==========

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE FISCAL YEARS ENDED JUNE 28, 2005, JUNE 29, 2004 AND JULY 1, 2003

                                                                                       Fiscal Year     Fiscal Year     Fiscal Year
                                                                                      Ended June 28,  Ended June 29,   Ended July 1,
                                                                                          2005             2004            2003
                                                                                      --------------  --------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                   $  82,441       $(3,535,334)    $ (469,004)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                                                      679,026           596,189        561,510
      Provision for doubtful accounts, net                                               818,691           286,336       (506,225)
      Compensation (benefit) related to officer options and redeemable common stock      146,714          (348,625)      (593,246)
   Changes in operating assets and liabilities:
      Accounts receivable                                                               (921,223)       (1,057,539)     2,143,825
      Inventory                                                                            5,191            64,196         81,008
      Costs and estimated earnings in excess of billings on uncompleted contracts        577,581           263,706       (370,329)
      Prepaid expenses and other current assets                                          210,312            22,032       (135,323)
      Other assets                                                                      (198,389)         (100,530)       108,988
      Accounts payable and accrued expenses                                             (702,933)          691,007       (119,145)
      Accrued payroll and related fringe benefits                                       (395,858)          265,066        108,568
      Income taxes payable                                                               650,939           567,826     (1,531,006)
      Other current liabilities                                                           22,376             2,406        296,699
      Billings in excess of costs and estimated earnings on uncompleted contracts       (156,195)          (59,916)       106,176
                                                                                       ---------       -----------     ----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                      818,673        (2,343,180)      (317,504)
                                                                                       ---------       -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                                   (89,208)         (856,217)    (1,914,576)
                                                                                       ---------       -----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                                                    (89,208)         (856,217)    (1,914,576)
                                                                                       ---------       -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                 (307,737)         (448,261)     (203,712)
   Proceeds from long-term debt                                                           27,421           320,124        844,209
   Repayment of short-term notes payable to a related party                                    -                 -       (825,000)
   Proceeds from short-term notes payable to a related party                                   -         3,300,000      2,325,000
   Payment of convertible notes                                                                -                 -       (100,000)
   Dividends paid on preferred stock                                                           -           (39,000)       (78,000)
                                                                                       ---------       -----------     ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                     (280,316)        3,132,863      1,962,497
                                                                                       ---------       -----------     ----------

NET INCREASE (DECREASE) IN CASH                                                          449,149           (66,534)      (269,583)

CASH - BEGINNING OF PERIOD                                                                63,562           130,096        399,679
                                                                                       ---------       -----------     ----------

CASH - END OF PERIOD                                                                   $ 512,711       $    63,562     $  130,096
                                                                                       =========       ===========     ==========

Cash paid during the period for:
Interest                                                                               $ 111,012       $    45,146     $   39,405
                                                                                       =========       ===========     ==========
Taxes                                                                                  $   1,305       $         -     $  230,596
                                                                                       =========       ===========     ==========


See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE FISCAL YEARS ENDED JUNE 28, 2005, JUNE 29, 2004, AND JULY 1, 2003

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

         BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

         The accompanying consolidated financial statements include the accounts of Windswept Environmental Group, Inc. and its subsidiaries, Trade-Winds Environmental Restoration, Inc. and North Atlantic Laboratories, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

         REVENUE RECOGNITION

         Revenue derived from services provided to customers over periods of less than one month is recognized when billed.

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

         PROPERTY AND EQUIPMENT

         Property and equipment, consisting of machinery and equipment, office furniture and equipment, trucks and vehicles, and leasehold improvements, are stated at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. The estimated useful lives of the related assets are generally three to seven years. Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be reasonable through the estimated future cash flows from the use of the assets. Impairment is measured at fair value. There were no impairment charges for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company has established an allowance for accounts receivable based upon factors such as the credit risk of specific customers, historical trends and other information.

         The activity within the allowance for doubtful accounts for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003 was as follows:

                                               Fiscal Year      Fiscal Year        Fiscal Year
                                                  Ended            Ended             Ended
                                                 June 28,         June 29,           July 1,
                                                  2005              2004              2003
                                               -----------      -----------        -----------
        Balance, beginning of period           $   689,140       $ 402,804         $ 909,029
        Charged to costs and expenses              806,000         323,384           303,972
        Deductions                                 (86,799)        (52,777)         (868,197)
        Recoveries                                  99,490          15,729            58,000
                                               -----------       ---------         ---------
        Balance, end of period                 $ 1,507,831       $ 689,140         $ 402,804
                                               ===========       =========         =========

         In addition to the activity in the allowance account detailed above, the Company has recorded bad debt recoveries of approximately $440,000 directly through operations and credited these amounts to selling, general and administrative costs.

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

         The Company files a consolidated Federal income tax return. Accordingly, Federal income taxes are provided on the taxable income, if any, of the consolidated group. State franchise and income taxes are provided on a separate company basis, if and when taxable income, after utilizing available carry forward losses, exceeds certain levels.

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

         The following table illustrates the effect on net (loss) income attributable to common shareholders and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003:

                                                               Fiscal Year       Fiscal Year         Fiscal Year
                                                                  Ended             Ended               Ended
                                                                June 28,           June 29,            July 1,
                                                                  2005               2004                2003
                                                              -------------    --------------        -------------
         Net (loss) income attributable to
            common shareholders, as
            reported                                            $   4,441       $(3,613,334)          $(547,004)
            Less:  Stock-based employee
             compensation cost determined
             under the fair value method,
             net of related tax effects                          (255,692)          (140,119)           (239,121)
                                                                ---------       ------------          ----------
         Pro forma net (loss) income
            attributable to common
            shareholders                                        $(251,251)      $(3,753,453)          $(786,125)
                                                                =========       ===========           =========

         Net (loss) income per share:
            Basic - as reported                                      $.00             $(.05)              $(.01)
                                                                     ====             =====               =====
            Basic - pro forma                                        $.00             $(.05)              $(.01)
                                                                     ====             =====               =====

            Diluted - as reported                                    $.00             $(.05)              $(.01)
                                                                     ====             ======              ======
            Diluted - pro forma                                      $.00             $(.05)              $(.01)
                                                                     ====             ======              ======

         The weighted average fair value of options granted during the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003 was estimated at $.20, $.22 and $.14, respectively, on the date of the grant.

         The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              Fiscal Year        Fiscal Year        Fiscal Year
                                                                 Ended              Ended              Ended
                                                               June 28,           June 29,            July 1,
                                                                 2005                2004               2003
                                                             --------------     --------------     --------------
         Risk free rate                                               3.8%             3.3%               3.3%
         Dividend yield                                                  -                -                  -
         Volatility                                                   162%             149%               133%
         Expected Option Life                                   5-10 years          5 years            5 years

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of June 28, 2005, the carrying value of cash, accounts receivable, accounts payable and notes payable and current maturities of long-term debt approximated fair value because of their short maturity. Based on a closing market price of the Company's common stock of $.09 at June 28, 2005, and the conversion provisions of the underlying instrument, the fair value of the Series A Redeemable Preferred Stock was $117,000. The Company believes that an undetermined discount for lack of liquidity would be appropriate due to the large amount of stock that would be issuable upon conversion.

         FISCAL YEAR

         The Company has a 52-53 week fiscal year ending on the Tuesday nearest June 30. Each fiscal year shall generally be comprised of four 13-week quarters, each containing two four-week months followed by one five-week month.

         NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R, "SHARE-BASED PAYMENT". SFAS No. 123R is a revision of SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION", and supersedes APB 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The effective date of SFAS 123R is the first interim or annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued FSP FAS No. 109-1, "APPLICATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES, FOR THE TAX DEDUCTION PROVIDED TO U.S. BASED MANUFACTURERS BY THE AMERICAN JOBS CREATION ACT OF 2004" ("FSP FAS No. 109-1"). This statement requires the qualified production activities deduction as defined in the American Jobs Creation Act of 2004 (the "Jobs Act") to be accounted for as a special deduction in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES". The statement also requires that the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and when assessing whether a valuation allowance is necessary, FSP FAS No. 109-1 was effective upon issuance. In accordance with the Jobs Act, determination of the qualified production activities deduction is not required until its 2006 fiscal year. The

         Company does not believe that this statement will have a material effect on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 153 "EXCHANGES OF NON-MONETARY ASSETS - AN AMENDMENT OF APB OPINION NO. 2." This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

         In November 2004, the FASB issued SFAS No. 151 "INVENTORY COSTS". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its 2006 fiscal year. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

2.       SALES OF CONTROLLING INTEREST AND REFINANCINGS

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

         On October 29, 1999, the Company entered into a subscription agreement with Spotless Plastics (USA), Inc. ("Spotless"), a Delaware corporation, pursuant to which the Company issued to Windswept Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and a wholly-owned subsidiary of Spotless, 22,284,683 shares (the "Acquisition Corp. Common Shares") of common stock, par value $.0001 per share ("Common Stock"), and 9,346 shares of Series B Convertible Preferred Stock, par value $.01 per share ("Series B Preferred"), for an aggregate subscription price of $2,500,000 or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred.

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

         After giving effect to these conversions, until June 30, 2005, Spotless beneficially owned 61,335,107 shares, or approximately 79%, of the Company's issued and outstanding shares of common stock.

         On February 5, 2004, the Company entered into an account receivable finance agreement with Spotless pursuant to which Spotless purchased certain of its accounts receivable without recourse for cash, subject to certain terms and conditions. Pursuant to the account receivable finance agreement, Spotless had the ability, but not the obligation to, purchase one or more of the Company's accounts receivable, that were approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless could purchase accounts receivable at a 15% discount to invoice prices, which the Company believed was at least as favorable to it as would have been available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length, as adjusted by Spotless in its sole discretion. In addition, the Company paid varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the account receivable finance agreement were characterized as interest expense in the consolidated statements of operations. Further, the Company (a) manages any accounts receivable that it sold to Spotless while remitting to Spotless any proceeds received and (b) bears any related litigation costs.

         On June 30, 2005, the Company completed a financing transaction, in which it sold to Laurus Master Fund, Ltd. ("Laurus"), a secured convertible term note in the principal amount of $5,000,000. The sale of the note was completed pursuant to a securities purchase agreement and related documents. Under the terms of the financing transaction, the Company also issued to Laurus (a) a twenty-year option to purchase 30,395,179 shares of its common stock at a purchase price of $0.0001 per share (which resulted in a deferred financing charge of approximately $2,125,000) and (b) a seven-year warrant to purchase 13,750,000 shares of its common stock at a purchase price of $0.10 per share. On July 13, 2005, the Company received an additional $350,000 of proceeds and amended and restated the note to be in the principal amount of $5,350,000. On September 9, 2005, the Company received an additional $650,000 of proceeds and further amended and restated the note to be in the principal amount of $6,000,000. The replacement note is repayable at the rate of $187,500 per month together with accrued but unpaid interest, commencing on November 1, 2005. Principal repayments must be made in shares of common stock if the following conditions are satisfied: (a) the average closing price of the Company's common stock for the five (5) trading days immediately preceding an amortization date is greater than 110% of the fixed conversion price of $0.09 per share and (b) the amount of the related payment does not exceed thirty percent (30%) of the aggregate dollar trading volume of the Company's common stock for the period of twenty-two trading days immediately preceding such amortization date. If condition (a) is met but condition (b) is not, then Laurus shall convert only such portion that satisfies condition (b). Any amount not paid in shares shall be payable in cash at the rate of 103% of the amount owed. None of these amounts may be paid in shares of the Company's common stock, however, if (1) the common stock (a) has not been registered under an effective registration statement under the Securities Act or (b) is not otherwise covered by an exemption under the Securities Act or (2) the Company is in default of the replacement note. The replacement note may be prepaid in cash by paying the holder
         103% of the principal amount, plus accrued interest. Interest is payable monthly and accrued commencing August 1, 2005 at the prime rate plus 2%, with a minimum rate of 7.25%. The Company's obligations under the replacement note are collateralized by all of its assets. The holder of the replacement note may convert all or a portion of such note, together with interest and fees thereon at any time into shares of common stock at an initial conversion price of $0.09, subject to adjustments in connection with any reclassification, stock splits, combinations, dividends or additional stock issuances made to persons other than the Laurus. Upon an issuance of shares of the Company's common stock below the conversion price, the initial conversion price of the replacement note will be reduced to such issuance price.

         Pursuant to the terms of the financing transaction, Laurus agreed that it generally may not convert debt or warrants to the extent that such conversion or exercise would result in it, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares of the Company's common stock at the time of conversion or exercise (unless such limitation is suspended upon the occurrence of an "event of default", as defined in the securities purchase agreement, or upon 75 days prior written notice to the Company). As part of the agreements with Laurus, Laurus has a right of first refusal to provide the Company with additional financing and has until March 27, 2006 to provide the Company up to $300,000 of additional convertible debt financing on the same terms and conditions as the replacement note.

         As consideration for investment banking services in connection with the securities purchase agreement, we paid 3.50% of the gross proceeds to Laurus Capital Management, L.L.C., which is an affiliate of Laurus Master Fund, Ltd., to which we paid a fee of $1,750,000 in connection with the securities purchase agreement.

         The proceeds received by the Company in the transactions completed on June 30, 2005, and described above, were used (a) to repay $2,750,000 to Spotless, consisting of approximately $2,650,000 in principal and $100,000 in interest, in satisfaction of the promissory note that the Company issued to Spotless, dated November 16, 2001, and (b) to pay transactional expenses. The Company also issued a subordinated secured promissory note to Spotless in the principal amount of $500,000, bearing interest at LIBOR plus 1%. Pursuant to the terms of this note, amortized payments of $50,000 per month become due and payable beginning July 1, 2007 until all amounts due thereunder are fully paid, so long as the Company is not in default of the note it issued to Laurus. The note the Company issued to Spotless, together with the $2,750,000 payment to Spotless referred to above, fully satisfied all of its financial obligations concerning Spotless.

         The benefit from the cancellation of the remaining Spotless obligations is approximately $1,850,000 and will be credited to stockholders' equity along with the deferred charges from the Laurus transaction. In addition, the Company incurred approximately $600,000 of transaction expenses, including professional fees, relating to these transactions.

         In connection with the transaction with Laurus, the Company, along with Spotless, terminated their account receivable finance agreement, dated February 5, 2004, as amended, except with respect to the Company's obligation to continue to collect and remit payment of outstanding accounts receivable that Spotless had purchased under the agreement. As of June 30, 2005, Spotless was due payment for purchased accounts receivable in the amount of $158,469. As part of the transactions, Spotless assigned to the Company an account receivable with a balance of $189,196, and the Company agreed to pay this amount to Spotless no later than June 30, 2006.

         On June 30, 2005, Spotless sold 15,469,964 shares of the Company`s common stock to Michael O'Reilly, the Company's president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued to Spotless, bearing interest at LIBOR plus 1%. This resulted in a compensation charge of approximately $962,000 which will be added to the deferred charges of the Laurus transaction. Spotless surrendered its remaining 45,865,143 shares to the Company for cancellation. In addition, the Company issued an option exercisable at $0.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of its common stock.

         After giving effect to the above-mentioned financing transactions, Spotless ceased beneficially owning any of the Company's issued and outstanding shares of common stock.

         On June 30, 2005, agreements between the Company, Spotless and Mr. O'Reilly pursuant to which Mr. O'Reilly had the right to sell to the Company, and in certain circumstances to Spotless, all shares of the Company's common stock held by him upon the occurrence of certain events, were terminated. The value of that right to sell was credited to the net cost of recapitalization and finance charges. See Note 9.

         On June 30, 2005, the Company (a) issued ten-year options exercisable at $0.09 per share to its series A convertible preferred stockholders, including Dr. Kevin Phillips, one of its directors, to purchase an aggregate of 500,000 shares of its common stock and (b) agreed to pay, out of legally available funds, accrued and unpaid dividends in an aggregate of (1) $35,000 to the series A convertible preferred stockholders, on each of June 30, 2005, September 30, 2005 and December 30, 2005 and (2) $50,000 to the series A convertible preferred stockholders on February 28, 2007 in consideration for their agreement to (1) postpone the mandatory redemption of their series A convertible preferred stock from February 2007 until the earlier of (a) six months after the repayment of the note the Company issued to Laurus or (b) June 30, 2010; and (2) defer receipt of dividend payments on the series A convertible preferred stock due on and after June 30, 2005.

         On June 30, 2005, Michael O'Reilly, the Company's president and chief executive officer and a director, and the series A convertible preferred stock stockholders, one of whom is also a director, agreed to propose and vote in favor of an amendment to its Certificate of Incorporation in order to sufficiently increase the number of authorized shares at the Company's next annual shareholders meeting to be held by December 2005. In addition, Mr. O'Reilly, the series A convertible preferred stock stockholders and Anthony P. Towell, a director, entered into lock-up agreements with Laurus that prohibit dispositions of their shares of our common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the note the Company provided to Laurus or (b) June 30, 2010. Additionally, Mr. O'Reilly agreed to guarantee (a) all of the Company bonding obligations and (b) up to $3,250,000 of the note the Company issued to Laurus.

         As a result of the Laurus financing, there was a change in control of the Company. Therefore, the foregoing transactions, in combination, are considered a recapitalization of the Company. All of the related benefits and costs have been netted and presented in the stockholders' equity section of the accompanying pro forma balance sheet and will be amortized to operations over the term of the Laurus financing.

         The following does not include any transactions that have taken place after June 30, 2005.

         Included in the pro forma presentation is the following computation of the net cost of recapitalization and related financing charges, as follows:

              Deferred finance charge from Laurus options........    $2,124,623

              Cancellation of redeemable common stock............      (146,714)

              Deferred compensation to Mr. O'Reilly from his
                 purchase of common stock from Spotless...........      962,397

              Costs associated with the recapitalization..........    2,523,250

              Benefit from the cancellation of the Spotless
                 obligations......................................   (1,850,000)
                                                                     -----------

              Net cost of recapitalization and finance charges....   $3,613,556
                                                                     ==========

3.       LIQUIDITY AND BUSINESS RISKS

         As of June 28, 2005, the Company had cash balance of $512,711, working capital deficit of $(1,704,091) and stockholders' deficit of $(783,514). As of June 29, 2004, the Company had cash balances of $63,562, working capital deficit of $(2,103,971) and stockholders' deficit of $(787,955). As of July 1, 2003, the Company had cash balances of $130,096, working capital of $2,217,290 and stockholders' equity of $2,825,379. In addition, the Company incurred a net loss of $3,535,334 for the fiscal year ended June 29, 2004.

         Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings from its former majority shareholder, Spotless, and through cash generated from operations. In the Company's opinion, it expects to have sufficient working capital to fund its current operations as long as it does not encounter further difficulty collecting its accounts receivable or experience significant growth. However, market conditions, including recent expenses incurred in connection with the Company's preparation to provide services relating to Hurricane Katrina, and their effect on the Company's liquidity may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing. As part of the agreements with Laurus described above, Laurus has a right of first refusal to provide the Company with additional financing and has until March 27, 2006 to provide the Company up to $300,000 of additional convertible debt financing on the same terms and conditions as the replacement note. The Company currently has no credit facility for additional borrowing.

         As of September 9, 2005, the Company owed Laurus $6,000,000 pursuant to a restated convertible senior secured note, the proceeds of which the Company utilized to (i) repay all of its outstanding obligations to Spotless, (ii) pay transaction expenses and (iii) for working capital. Laurus holds a senior security interest in the Company and the Company's subsidiaries assets collateralizing such note. In addition, Spotless holds a subordinated security interest collateralizing the Company's $500,000 note issued to Spotless. The existence of these security interests may impair the Company's ability to raise additional debt capital.

         As of June 28, 2005, Spotless had purchased from the Company an aggregate amount of its accounts receivable equaling $4,991,252 for an aggregate purchase price of $4,080,050.

         As of June 28, 2005, the Company owed Spotless $5,000,000 pursuant to a senior secured note, to fund working capital. During fiscal 2004, in order to address the Company's cash flow and operational concerns, to fund purchases of certain equipment and to fund operating losses, the Company borrowed $3,300,000 from Spotless. During fiscal 2003, in order to address the Company's cash flow and operational concerns, the Company borrowed $2,325,000 from Spotless. During fiscal 2004 and 2005, the Company did not make any repayments to Spotless. During fiscal 2003, the Company repaid $825,000 to Spotless. All borrowings from Spotless bore interest at the London Interbank Offering Rate ("LIBOR") plus 1 percent (3.24%) at June 28, 2005) and were secured by all of the Company's assets. As of June 28, 2005, interest of $106,991 was accrued and unpaid on these borrowings.

         In fiscal 2003, the Company repaid $100,000 of a convertible note held by a director of the Company.

         The Company believes it will require positive cash flow from operations to meet its working capital needs over the next twelve months unless it increases its borrowings from Laurus or obtains debt or equity financing from another third party. In the event that positive cash flow from operations is not generated, the Company may be required to seek additional financing, from Laurus or otherwise, to meet its working capital needs. So long as the Company has sufficient working capital, it anticipates continued revenue growth in new and existing service areas and continues to bid on large projects, though there can be no assurance that any of its bids will be accepted or that it will have sufficient working capital. The Company is striving to improve its gross margins and control its selling, general and administrative expenses. There can be no assurance, however, that changes in the Company's plans or other events affecting its operations will not result in accelerated or unexpected cash requirements, or that it will be successful in achieving positive cash flow from operations or obtaining additional financing. The Company's future cash requirements are expected to depend on numerous factors, including, but not limited to: (a) the ability to obtain environmental or related construction contracts, (b) the ability to generate positive cash flow from operations, and the extent thereof, (c) the ability to raise additional capital or obtain additional financing, and (d) economic conditions.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                   June 28,           June 29,
                                                                     2005               2004
                                                                --------------     --------------
         Machinery and equipment                                 $ 5,487,422        $ 5,386,673
         Office furniture and equipment                              533,572            509,052
         Vehicles                                                  2,068,023          2,029,084
         Leasehold improvements                                      540,359            540,359
                                                                 -----------        -----------
                                                                   8,629,376          8,465,168
         Less: accumulated depreciation and amortization           6,386,731          5,707,705
                                                                 -----------        -----------
                                                                 $ 2,242,645        $ 2,757,463
                                                                 ===========        ===========

5. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                   June 28,           June 29,
                                                                     2005               2004
                                                                --------------     --------------
         Professional Fees                                       $   339,330        $   167,970
         Bonuses                                                     228,713            144,443
         Insurance                                                   387,491            194,050
         Dividends & Interest                                        251,668            175,840
         Other                                                       404,054            419,398
                                                                 -----------        -----------
                                                                 $ 1,611,256        $ 1,101,701
                                                                 ===========        ===========

6.       LONG-TERM DEBT

         Long-term debt consists of various notes payable relating to the purchase of vehicles and equipment with interest rates ranging from 0% to 12.25%. The notes payable are secured by the underlying vehicles and equipment with a net carrying value of $502,490 at June 28, 2005.

         Repayments of long-term debt as of June 28, 2005 are as follows:

                          Fiscal Years Ending
                   ------------------------------------

                             June 27, 2006                    $ 169,612
                             July 3, 2007                       130,273
                             July 1, 2008                        54,267
                             June 30, 2009                        9,014
                             June 30, 2010                        3,846
                                                               --------
                                                               $367,012
                                                               ========

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

         On June 30, 2005, the Company completed a financing transaction, in which it sold to Laurus Master Fund, Ltd., a secured convertible term note in the principal amount of $5,000,000. The sale of the note was completed pursuant to a securities purchase agreement and related documents. Under the terms of the financing transaction, the Company also issued to Laurus (a) a twenty-year option to purchase 30,395,179 shares of common stock at a purchase price of $0.0001 per share and (b) a seven-year warrant to purchase 13,750,000 shares of common stock at a purchase price of $0.10 per share. On July 13, 2005, the Company received an additional $350,000 of proceeds and amended and restated the note to be in the principal amount of $5,350,000. On September 9, 2005, the Company received an additional $650,000 of proceeds and further amended and restated the note to be in the principal amount of $6,000,000. The replacement note is repayable at the rate of $187,500 per month together with accrued but unpaid interest, commencing on November 1, 2005. Principal repayments must be made in shares of common stock if the following conditions are satisfied: (a) the average closing price of the Company's common stock for the five (5) trading days immediately preceding an amortization date is greater than 110% of the fixed conversion price of $0.09 per Share and (b) the amount of the related payment does not exceed thirty percent (30%) of the aggregate dollar trading volume of our common stock for the period of twenty-two trading days immediately preceding such amortization date. If condition
         (a) is met but condition (b) is not, then Laurus shall convert only such portion that satisfies condition (b). Any amount not paid in shares shall be payable in cash at the rate of 103% of the amount owed. None of these amounts may be paid in shares of common stock, however, if (1) the common stock (a) has not been registered under an effective registration statement under the Securities Act or (b) is not otherwise covered by an exemption under the Securities Act or (2) the Company is in default of the replacement note. The replacement note may be prepaid by the Company in cash by paying the holder 103% of the principal amount, plus accrued interest. Interest is payable monthly and accrued commencing August 1, 2005 at the prime rate plus 2%, with a minimum rate of 7.25%. The Company's obligations under the replacement note are collateralized by all of its assets. The holder of the replacement note may convert all or a portion of such note, together with interest and fees thereon at any time into shares of the Company's common stock at an initial conversion price of $0.09, subject to adjustments in connection with any reclassification, stock splits, combinations, dividends or additional stock issuances made to persons other than the Laurus. Upon an issuance of shares of the Company's common stock below the conversion price, the initial conversion price of the replacement note will be reduced to such issuance price.

         Pursuant to the terms of the financing transaction, Laurus agreed that it generally may not convert debt or warrants to the extent that such conversion or exercise would result in it, together with its affiliates, beneficially owning more than 4.99% of the number of outstanding shares of the Company's common stock at the time of conversion or exercise (unless such limitation is suspended upon the occurrence of an "event of default", as defined in the securities purchase agreement, or upon 75 days prior written notice to the Company). As part of the agreements with Laurus, Laurus has a right of first refusal to provide the Company with additional financing and has until March 27, 2006 to provide the Company up to $300,000 of additional convertible debt financing on the same terms and conditions as the replacement note.

         The proceeds received by the Company in the transactions completed on June 30, 2005, and described above, were used (a) to repay $2,750,000 to Spotless, consisting of approximately $2,650,000 in principal and $100,000 in interest, in satisfaction of the promissory note that the Company issued to Spotless, dated November 16, 2001, and (b) to pay transactional expenses. The Company also issued a subordinated secured promissory note to Spotless in the principal amount of $500,000, bearing interest at LIBOR plus

         1%. Pursuant to the terms of the note the Company issued to Spotless, amortized payments of $50,000 per month become due and payable beginning July 1, 2007 until all amounts due thereunder are fully paid, so long as the Company is not in default of the note it issued to Laurus. The note the Company issued to Spotless, together with the $2,750,000 payment to Spotless referred to above, fully satisfied all of the Company's financial obligations concerning Spotless.

         See Notes 2 and 3.

8.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In connection with the acquisition of NAL in February 1997, the Company issued 1,300,000 shares of redeemable convertible series A preferred stock ("RCPS") having a liquidation value of $1.00 per share plus accumulated dividends. The dividend rate is the greater of (i) 6%, or
         (ii) the inflation rate (as defined) plus 2.5%. After February 1998, the RCPS holders can convert their preferred shares to common at a ratio of one share of preferred to one share of common stock, subject to adjustment. The RCPS is currently redeemable by the Company. The RCPS is subject to redemption, in whole or in part, at the option of the Company, for a redemption price per share equal to the higher of
         (a) $1.00, plus any accrued and unpaid dividends, or (b) the market price of one share of the Company's Common Stock (the "Redemption Price"). The RCPS is also subject to redemption, in whole or in part, at the option of the holders thereof, upon six months' notice at any time after February 2007, for a redemption price per share equal to the Redemption Price.

         In March 1998, the holders of the RCPS exercised their right to elect one member to the Board and vote together with common stockholders on the election of additional Directors and all other Company matters. Each share of RCPS has one vote per share.

         Pursuant to the terms of the RCPS, the Company is prohibited, without first obtaining the approval of at least a majority of the holders of the RCPS, from (i) altering or changing the rights, preferences, privileges or restrictions of shares of RCPS, (ii) increasing the authorized number of shares or adjusting the par value of RCPS, (iii) issuing any shares of capital stock ranking senior as to dividends or rights upon liquidation or dissolution to the RCPS or (iv) issuing any common stock at a price below the conversion price, as defined, to any officer, director or 10% shareholder. The liquidation value of the RCPS was $1,300,000 at June 28, 2005, June 29, 2004 and July 1, 2003,
         respectively.

         On June 30, 2005, the Company (a) issued ten-year options exercisable at $0.09 per share to the holders of the Company's RCPS, including Dr. Kevin Phillips, one of its directors, to purchase an aggregate of 500,000 shares of the Company's common stock and (b) agreed to pay, out of legally available funds, accrued and unpaid dividends in an aggregate of (1) $35,000 to the holders of the RCPS, on each of June 30, 2005, September 30, 2005 and December 30, 2005 and (2) $50,000 the
         holders of the RCPS on February 28, 2007 in consideration for their agreement to (1) postpone the mandatory redemption of their RCPS from February 2007 until the earlier of (a) six months after the repayment of the note the Company issued to Laurus or (b) June 30, 2010; and (2) defer receipt of dividend payments on the RCPS due on and after June 30, 2005.

9.       REDEEMABLE COMMON STOCK

         On October 29, 1999, the Company entered into an Amended and Restated Employment Agreement (the "Employment Agreement") with Michael O'Reilly, the Company's President and Chief Executive Officer. The Employment Agreement is for an initial term of five years, which has been automatically extended for an additional year, calls for a base salary of $285,000 per year and a bonus equal to 2.5 percent of the Company's pre-tax income (as that term is defined in the Employment Agreement). Upon the termination of Mr. O'Reilly's employment by the Company (other than termination for cause, death or disability or his resignation without good reason, as defined in the Employment Agreement), Mr. O'Reilly was to be entitled to sell, in a single transaction, any or all of shares of Common Stock held by him as of October 29, 1999 and all shares of Common Stock underlying options to purchase shares of Common Stock of the

         Company held by him as of October 29, 1999 (collectively the "O'Reilly Shares"), to the extent vested and exercisable, back to the Company (or pursuant to a letter agreement, dated October 29, 1999, between Michael O'Reilly and Spotless (the "Letter Agreement"), to Spotless to the extent that the Company's capital would be impaired by such a purchase) at a mutually agreeable price. If the parties were not able to agree upon a purchase price, then the purchase price was to determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises.

         Similarly, pursuant to the Letter Agreement, Michael O'Reilly had the right, upon receipt of notice that Spotless and any of its affiliates has acquired a beneficial ownership of more than 75 percent of the outstanding shares of Common Stock (on a fully diluted basis), to require Spotless to purchase, in a single transaction, the O'Reilly Shares. The purchase price applicable to any such purchase was to be at a price mutually agreed upon. If the parties were not able to agree upon a purchase price, then the purchase price was to be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. As a result of the conversion of the Note, options to purchase 2,811,575 shares of the Company's common stock held by Michael O'Reilly immediately vested.

         The Company recorded compensation expense (benefit) of $146,714, ($348,626) and ($593,246) relating to the O'Reilly Shares in the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, respectively.

         On June 30, 2005, Spotless sold 15,469,964 shares of the Company's common stock to Michael O'Reilly, our president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued to Spotless, bearing interest at LIBOR plus 1%. Spotless surrendered its remaining 45,865,143 shares to the Company for cancellation. In addition, the Company issued a ten year option exercisable at $0.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of our common stock.

         On June 30, 2005, agreements between the Company, Spotless and Mr. O'Reilly pursuant to which Mr. O'Reilly had the right to sell to the Company, and in certain circumstances to Spotless, all shares of the Company's common stock held by him upon the occurrence of certain events, were terminated.

10.      INCOME TAXES

         The (benefit) provision for income taxes for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003 consists of the following:

                           Fiscal Year       Fiscal Year          Fiscal Year
                              Ended             Ended                Ended
                             June 28,          June 29,              July 1,
                               2005              2004                 2003
                          --------------    --------------      ----------------
Current:
   Federal                    $ 25,067         $(648,645)         $(1,080,186)
   State                        12,260            13,700                6,400
                              --------         ---------          -----------
                                37,327          (634,945)          (1,073,786)
                              --------         ---------          -----------

Deferred:
   Federal                           -                 -                    -
   State                             -                 -                    -
                              --------         ---------          -----------
                                     -                 -                    -
                              --------         ---------          -----------
                              $ 37,327         $(634,945)         $(1,073,786)
                              ========         =========          ===========

         The benefit for income taxes for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003 represents the federal tax refund resulting from the carry back of the net loss incurred in each fiscal year net of state tax expense. At June 28, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $1,981,000 that expire at various dates through 2024. As a result of a change in the Company's ownership on June 30, 2005, these net operating loss carryforwards are subject to significant annual usage limitations which have not yet been determined.

         The Company's effective tax rate for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003 differs from the federal statutory rate as a result of the following:

                                               Fiscal Year        Fiscal Year         Fiscal Year
                                                  Ended              Ended               Ended
                                                 June 28,           June 29,            July 1,
                                                   2005              2004                2003
                                              ---------------    -------------       ------------
Statutory United
    States federal tax rate                         34.0%            (34.0)%           (34.0) %
State income taxes, net
   of federal benefit                               19.1%                .2%               .2 %
Utilization of federal
   and state net operating
   loss carryforwards                                0.0%               0.0%               0.0%
Valuation allowance                               (39.3)%              18.3%            (40.0)%
Other                                               17.4%                .3%               4.2%
                                                  -------            -------           --------
                                                    31.2%            (15.2)%            (69.6)%
                                                  =======            =======           ========

         Deferred tax assets consisted of the following components at June 28, 2005, June 29, 2004 and July 1, 2003:

                                                                  2005              2004             2003
                                                                  ----              ----             ----
         Net operating loss and credit carryforwards           $1,331,000       $1,712,000         $614,000
         Reserves                                                 697,000          281,000          128,000
         Deferred compensation                                     62,000                -          139,000
         Depreciation                                            (302,000)        (281,000)        (217,000)
         Other, net                                                70,000           64,000           60,000
                                                               ----------       ----------         --------
                                                                1,795,000        1,776,000          724,000
         Less: Valuation allowance                              1,858,000        1,776,000          724,000
                                                               ----------       ----------         --------
         Net deferred tax asset                                $        -       $        -         $      -
                                                               ==========       ==========         ========


         At June 28, 2005, June 29, 2004 and July 1, 2003, the Company has provided a full valuation allowance against the gross deferred tax asset. Such valuation allowance was recorded because management does not believe that the utilization of the tax benefits from operating losses and other temporary differences are "more likely than not" to be realized.

11.      COMMITMENTS

         Future minimum lease payments under noncancellable operating leases for office space as of June 28, 2005 are as follows:

                              Fiscal Years Ending,
                  ------------------------------------------

                    June 27, 2006                                  $458,132
                    July 3, 2007                                    379,407
                                                                   --------
                    Total future minimum lease payments            $837,539
                                                                   ========

         Total rental expense was $366,204, $434,790 and $357,510, for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, respectively.

12.      STOCK ISSUANCES

         During the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, the Company did not issue any shares of common or preferred stock.

         On May 24, 2005, the Company issued a non-plan ten-year option exercisable at $0.06 per share to Tony Towell to purchase 250,000 shares of common stock in connection with his service on the Company's special committee of the Board of Directors.

         On May 24, 2005, the Company issued non-plan five-year options exercisable at $.01 per share and $0.1875 per share to Michael O'Reilly to purchase 2,000,000 and 250,000 shares of common stock, respectively, in an effort to continue incentivizing him in his capacity as the Company's president and chief executive officer.

         On December 6, 2004, the Company issued ten-year options exercisable at $0.035 per share to each of Tony Towell and Dr. Kevin Phillips to purchase 100,000 shares of common stock under the Company's 2001 Equity Incentive Plan in connection with their service as directors.

         See Note 2.

13.      STOCK OPTIONS

         As of June 28, 2005, 2,850,000 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 5,150,000 shares were available for future grant under the Company's three stock option plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. As of June 28, 2005, 7,986,309 shares of common stock were reserved for issuance upon the exercise of options and warrants then outstanding that were not covered under the Company's three stock option plans. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of the grant and are subject to certain quantity and other limitations specified in
         Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to five years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

         The summary of the status of the Company's outstanding stock options for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003 is presented below:

                                                                                       Non-
                                                    Employees         Weighted       Employee         Weighted
                                                       and            Average           and           Average
                                                    Directors         Exercise       Director         Exercise
                                                     Options           Price          Options          Price
                                                     -------           -----          -------          -----
         Outstanding at July 2, 2002                12,941,677          $.13           48,100           $.21
         Granted                                       300,000          $.16                -              -
         Forfeited                                  (1,420,059)         $.21          (18,100)          $.01
         Exercised                                           -             -                -              -
                                                    ----------                        -------
         Outstanding at July 1, 2003                11,821,618          $.12           30,000           $.41
         Granted                                       650,000          $.22                -              -
         Forfeited                                  (2,175,000)         $.26          (30,000)          $.41
         Exercised                                           -             -                -              -
                                                    ----------                        -------
         Outstanding at June 29, 2004               10,296,618          $.14                -              -
         Granted                                     2,700,000          $.03                -              -
         Forfeited                                  (2,160,309)         $.03                -              -
         Exercised                                           -             -                -              -
                                                    ----------       -------          -------           ----
         Outstanding at June 28, 2005               10,836,309       $ 10.01                -              -
                                                    ==========       =======          =======           ====
         Options exercisable at July 1, 2003        11,821,618       $   .12           30,000           $.41
                                                    ==========       =======          =======           ====
         Options exercisable at June 29, 2004       10,296,618       $   .14                -           $  -
                                                    ==========       =======          =======           ====
         Options exercisable at June 28, 2005       10,836,309       $ 10.01                -              -
                                                    ==========       =======          =======          =====

                                                 Weighted
                                   Number         Average
                   Exercise     Outstanding      Remaining         Number
                   Price        at June 28,    Contractual     Exercisable at
                   -----           2005         Life (years)   June 28, 2005
                                   ----         ------------   -------------
                    $.01         2,000,000        4.71          2,000,000
                   $.035           200,000        9.42            200,000
                    $.06           250,000        9.71            250,000
                   $.079         5,486,309        3.92          5,486,309
                    $.08           200,000        3.42            200,000
                  $.1094           100,000        0.42            100,000
                    $.16           600,000        1.71            600,000
                    $.17           400,000        1.08            400,000
                  $.1875           250,000        4.71            250,000
                    $.19           650,000        1.17            650,000
                    $.22           200,000        2.50            200,000
                    $.23           250,000        1.25            250,000
                    $.34           250,000        3.17            250,000
                                ----------                     ----------
                                10,836,309                     10,836,309
                                ==========                     ==========

14.      RELATED PARTY TRANSACTIONS

         As of June 28, 2005, the Company owed Spotless Plastics (USA) Inc. $5,000,000 under a promissory note dated November 16, 2001, in the original principal amount of $1,700,000. The Spotless note was collateralized by all of the Company's assets. During the fiscal year ended June 29, 2004, the Company borrowed $3,300,000 from Spotless for working capital requirements and to fund losses. During the fiscal year ended July 1, 2003, the Company borrowed $2,325,000 from Spotless for working capital requirements and to fund certain fixed asset purchases. The Company repaid $825,000 to Spotless in the fiscal year ended July 1, 2003.

         As of June 28, 2005, Spotless was due payment from third parties for purchased accounts receivable in the amount of $349,985 under its account receivable agreement dated February 5, 2004, with the Company. Pursuant to the account receivable finance agreement, Spotless was able to purchase certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. Pursuant to an administrative services arrangement, Spotless also provided the Company with certain administrative services. During the Company's fiscal years 2005, 2004 and 2003, the Company was charged by Spotless an administrative fee of $84,380, $131,556 and $101,256, respectively, of which $84,380 remained unpaid and included in accrued expenses as of June 28, 2005.

         On June 30, 2005, the Company completed a financing transaction, in which it sold a note in the principal amount of $5,000,000 to Laurus Master Fund, Ltd. The sale of the note was completed pursuant to a securities purchase agreement and related documents, dated June 30, 2005. The proceeds received by the Company in connection with the financing transaction were used (a) to repay $2,750,000 to Spotless, consisting of approximately $2,650,000 in principal and $100,000 in interest, in satisfaction of the promissory note that the Company had issued to Spotless, dated November 16, 2001 and (b) to pay transaction expenses. The Company also issued a subordinated secured promissory note to Spotless in the principal amount of $500,000, bearing interest at LIBOR plus 1%. Pursuant to the terms of the note the Company issued to Spotless, amortized payments of $50,000 per month become due and payable beginning July 1, 2007 until all amounts due thereunder are fully paid, so long as the Company is not in default on the Laurus Note. The note the Company issued to Spotless, together with the $2,750,000 payment to Spotless referred to above, fully satisfied all of the Company's financial obligations to Spotless. In connection with this financing transaction, the Company, along with Spotless, terminated the account receivable finance agreement between them, except with respect to the Company's obligation to continue to collect and remit payment of accounts receivable that Spotless purchased under the agreement. As part of the transactions, Spotless assigned to the Company an account receivable with a balance of $189,196.82 and to the Company agreed to pay this amount to Spotless no later than June 30, 2006.

         On June 30, 2005, Messrs. Peter Wilson, John Bongiorno, Ronald Evans and Brian Blythe, who were nominees of Spotless, resigned as directors of the Company, and Mr. Charles L. Kelly, Jr., also a Spotless nominee, resigned as the Company's chief financial officer and as a director. In addition, Mr. Joseph Murphy, an employee of Spotless, resigned as the Company's Vice President of Finance and Administration and Secretary. Pursuant to an administrative services agreement, Spotless agreed to provide the services of Mr. Murphy to the Company during a six-month transitional process for a fee of $5,000 per month and a payment of $25,000 to Mr. Murphy at the end of the transitional period.


         On June 30, 2005, Spotless, through one of its wholly owned subsidiaries, sold 15,469,964 shares of common stock of the Company to Michael O'Reilly, the Company's president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued by Mr. O'Reilly to Spotless, bearing interest at LIBOR plus 1%. Spotless surrendered its remaining 45,865,143 shares to the Company for cancellation. In addition, the Company issued a ten year option exercisable at $0.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of common stock in connection with his (a) issuance of a personal guaranty to Laurus for $3,250,000 of the $5,000,000 principal amount of the original Laurus note; (b) agreement to a new employment agreement, which (i) does not include a put right that existed in his old employment agreement requiring the Company, under certain circumstances, to buy his shares of common stock and shares underlying his options, and (ii) calls for a base salary of $285,000 per year and a bonus equal to 2.5% of our pre-tax income, as defined in the employment agreement; and (c) agreement to personally guarantee our bonding obligations, each of which was a condition precedent to the consummation of our financing transaction with Laurus. On May 24, 2005, the Company issued non-plan five-year options exercisable at $.01 per share and $0.1875 per share to Michael O'Reilly to purchase 2,000,000 and 250,000 shares of common stock, respectively, in an effort to continue incentivizing him in his capacity as the Company's president and chief executive officer.

         On June 30, 2005, the Company (a) issued ten-year options exercisable at $0.09 per share to its series A convertible stock preferred stockholders, including Dr. Kevin Phillips, one of its directors, to purchase an aggregate of 500,000 shares of our common stock and (b) agreed to pay, out of legally available funds, accrued and unpaid dividends in an aggregate of (1) $35,000 to the series A convertible preferred stockholders, on each June 30, 2005, September 30, 2005 and December 30, 2005 and (2) $50,000 to the series A convertible preferred stockholders on February 28, 2007 in consideration for their agreement to (1) postpone the mandatory redemption of their series A convertible preferred stock from February 2007 until the earlier of (a) six months after the repayment of the note issued by the Company to Laurus or (b) June 30, 2010; and (2) defer receipt of dividend payments on the series A convertible preferred stock due on and after June 30, 2005.

         On June 30, 2005, Michael O'Reilly and the series A convertible preferred stock stockholders, including Dr. Kevin Phillips, who is a director, agreed, pursuant to a forbearance and deferral agreement to which the Company is a party, to propose and vote in favor of an amendment to the Company's Certificate of Incorporation in order to sufficiently increase the number of authorized shares at the Company's next annual shareholders meeting to be held by December 2005. In addition, Mr. O'Reilly, the series A convertible preferred stock stockholders and Anthony P. Towell, a director, entered into lock-up agreements with Laurus that prohibit a disposition of their shares of common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the note the Company issued to Laurus or (b) June 30, 2010. On December 6, 2004, the Company issued a ten-year option to Dr. Kevin Phillips to purchase 100,000 shares under its 2001 Equity Incentive Plan in connection with his service as a director of the Company.

         During our fiscal year ended July 1, 2003, the Company repaid a $100,000 convertible note held by Anthony P. Towell, a director. This note was issued in 1997, provided for interest at a rate equal to 12% per annum and was convertible at a rate of $.15 per share of common stock. On May 24, 2005, the Company issued a non-plan ten-year option exercisable at $0.06 per share to Tony Towell to purchase 250,000 shares in connection with his service on the then-existing special committee of the Company. On December 6, 2004, the Company issued a ten-year option exercisable at $0.035 per share to Tony Towell under its 2001 Equity Incentive Plan in connection with his service as a director of the Company.

         On December 16, 1998, the Company entered into an operating lease agreement with Michael O'Reilly, its president and chief executive officer. Pursuant to the terms of the arrangement that expired in December 2002 and has continued on a month-to-month basis thereafter, the Company leases a forty-two foot custom Topaz boat for monthly rental payments of $5,000. The leasing arrangement was necessitated by a marine assistance contract that expired on December 31, 2000, although the arrangement continues to provide the Company with its largest floating vessel capable of handling specialty equipment and facilitating an offshore support crew. The Company is responsible for all taxes, insurance and repairs pertaining to this boat.

         The Company had an oral understanding with Michael O'Reilly pursuant to which the Company paid the full carrying costs, including mortgage payments, of a condominium that he beneficially owned and that the Company used for marketing purposes. The full carrying costs during the Company's fiscal years ended June 28, 2005 and June 29, 2004 were approximately $7,150 and $17,800, respectively. In connection with this arrangement, the Company also provided mitigation and restoration services valued at approximately $56,780 during fiscal 2004.

         In February 1997, the Company issued 650,000 shares of redeemable convertible preferred stock to Dr. Kevin Phillips, a director and an additional 650,000 shares of redeemable convertible preferred stock to a business partner of Dr. Phillips. During fiscal years 2005, 2004 and 2003, the Company paid an aggregate of $0, $39,000 and $78,000, respectively, of dividends and accrued interest to the redeemable convertible preferred stockholders.

         The Company paid a former director $24,385 and $46,926 for consulting services in its fiscal years 2004 and 2003, respectively.

         The Company believes that all transactions that the Company has entered into with its officers, directors and principal stockholders have been on terms no less favorable to the Company than those available from unrelated third parties.

15.      CONTINGENCIES

         LITIGATION AND DISPUTES

         On August 5, 2004, the Company commenced an action in the New York State Supreme Court, County of New York, claiming that the Company is entitled to approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the Economic Development Corporation filed an answer, denying the Company's claims. On November 4, 2004, the Economic Development Corporation filed an amended answer denying the Company's claims and asserting counterclaims. The case is currently in pre-trial discovery.

         In April 2003, the Company commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. As of June 28, 2005, the Company recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. The Company has not recognized the revenue associated with its claim. The project has been substantially completed and the customer has refused to acknowledge its liability for these additional charges billed. On October 22, 2004, the Company commenced an action against a local utility company in the New York State Supreme Court, County of New York, claiming that it is entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, the local utility company filed an answer, denying our claims. The case is currently in pre-trial discovery.

         On April 16, 2002, two customers commenced an action against the Company and Michael O'Reilly, the Company's CEO, in the Supreme Court of the State of New York, County of New York, claiming that they are entitled to approximately $4,400,000 of damages relating to alleged breaches of a contract for a residential construction project. On May 7, 2002, the Company filed an answer denying the plaintiffs' claims and seeking approximately $45,418 in a counterclaim for uncollected accounts. The case is currently in pre-trial discovery. The Company believes that this case is not meritorious and can be resolved without having a material adverse effect on its financial statements.

         The Company is a plaintiff in approximately 22 lawsuits (including the two cases described above) claiming an aggregate of approximately $5,000,000 pursuant to which it is seeking to collect amounts it believes owed to it by customers that are included in its accounts receivable, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

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

16.      MAJOR CUSTOMERS, GEOGRAPHIC INFORMATION AND CREDIT CONCENTRATIONS

         During the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, the Company recognized net sales to significant customers as set forth below:

                                        July 28,     June 29,      July 1,
                Major Customers          2005          2004         2003
           --------------------------   --------     --------      -------
                   Customer A              19%           4%           0%
                   Customer B               4%           0%          19%
                   Customer C               4%           0%           0%

         The Company is not dependent upon its relationship with any customer in the fiscal year ended June 28, 2005. The level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of the Company's services. However, because of the significant expansion of the Company's services provided, the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition and results of operations, unless the revenues generated from any such customer were not replaced by revenues generated by other customers.

         At June 28, 2005, 15 percent of the Company's accounts receivable related to one customer. At June 29, 2004, 19 percent of the Company's accounts receivable related to one customer.

         During the fiscal year ended June 28, 2005, the Company had no sales to customers outside the United States. During the fiscal year ended June 29, 2004, the Company had sales of approximately $23,000 to a customer outside the United States. During the fiscal year ended July 1, 2003, the Company had sales of approximately $460,000 to a customer outside the United States. All of the Company's long-lived assets reside entirely in the United States.

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

17.      NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of the basic and diluted net (loss) income per share for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003:

                                                             Fiscal Year        Fiscal Year          Fiscal Year
                                                                Ended              Ended                Ended
                                                               June 28,           June 29,             July 1,
                                                                 2005               2004                2003
                                                            --------------     ---------------      -------------
         Numerator:
            Net (loss) income attributable
               to common shareholders                        $   4,441           $(3,613,334)        $ (547,004)
            Add interest and amortization
               on convertible notes, net of
               tax                                                   -                     -                  -
                                                             ----------          -----------         ----------
                                                             $    4,441          $(3,613,334)        $ (547,004)
                                                             ==========          ===========         ==========

         Denominator:
            Share reconciliation:
               Shares used for basic
                  (loss) income per share                    77,936,358           77,936,358         77,936,358
               Effect of dilutive items:
                  Stock options                                 654,187                    -                  -
                  Convertible securities
                                                             ----------          -----------         ----------
               Shares used for dilutive
                  (loss) income per share                    78,590,545           77,936,358         77,936,358
                                                             ==========          ===========         ==========

         Net (loss) income per share:
            Basic                                                 $.00                $(.05)             $(.01)
                                                                  ====                ======             ======
            Diluted                                               $.00                $(.05)             $(.01)
                                                                  ====                ======             ======

         The diluted net loss per share for the fiscal years ended June 28, 2005 and June 29, 2004 excludes 2,700,000 and 10,296,618 shares issuable upon the exercise of stock options and 1,300,000 and 1,300,000 shares issuable upon the conversion of convertible securities, respectively. These shares are excluded due to their antidilutive effect as a result of the Company's net loss attributable to common shareholders during these periods.

18.      UNAUDITED QUARTERLY DATA

         Summarized unaudited quarterly financial data for the fiscal years ended June 28, 2005 and June 29, 2004 are as follows:

                                                First            Second              Third              Fourth
        Fiscal Year Ended June 28, 2005        Quarter           Quarter            Quarter            Quarter
        -------------------------------     -------------    --------------    ----------------   -----------------
        Revenues                               $5,478,506        $7,359,279          $4,801,832        $ 2,560,793
        Net income (loss)                      $(328,545)        $1,388,310          $  128,759        $(1,106,083)
        Net income (loss) attributable to
           common shareholders                 $(348,045)        $1,368,810          $  109,259        $(1,125,583)
        Net income (loss) per common
           Share - basic                           $(.00)              $.02                $.00                $.00
        Net income (loss) per common
           Share - diluted                         $(.00)              $.02                $.00                $.00

                                                First            Second              Third              Fourth
        Fiscal Year Ended June 29, 2004        Quarter           Quarter            Quarter            Quarter
        -------------------------------     -------------    --------------    ----------------   -----------------
        Revenues                               $5,259,926        $6,523,473        $ 3,026,183         $ 4,357,171
        Net income (loss)                      $  209,151        $  462,437        $(2,567,984)        $(1,638,938)
        Net income (loss) attributable to
            common shareholders                $  189,651        $  442,937        $(2,587,484)        $(1,658,438)
        Net income (loss) per common
           share - basic                             $.00              $.01              $(.03)              $(.02)
        Net income (loss) per common
           share - diluted                           $.00              $.01              $(.03)              $(.02)


19.      SUBSEQUENT EVENTS

         In conjunction with the Laurus transactions, the Company entered into a registration rights agreement, which obligated it, among other things, to file a registration statement on Form S-1 with the SEC on or before September 23, 2005. In addition, the Company is obligated to have the registration statement declared effective by the SEC by November 22, 2005. The Company failed to meet the initial filing deadline, which Laurus extended by one week, and will be subject to a liquidated damage claim equal to 2.0% of the principal outstanding on the note issued to Laurus, for each thirty day period, prorated for partial periods, until the Company either files an initial registration statement or until November 22, 2005, whichever comes first. In addition, if the initial registration statement is not declared effective by November 22, 2005, then the Company will be subject to a liquidated damage claim of 1.5% of the principal outstanding on the note issued to Laurus, for the first thirty days, prorated for partial periods, and then 2.0% of the principal outstanding on the note issued to Laurus, for each thirty day period, prorated for partial periods, per day after that time.

         Subsequent to June 28, 2005 and in the wake of Hurricane Katrina, the Company has established offices in Louisiana and is directing considerable resources to generating new business opportunities in that area.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   October 3, 2005

                              WINDSWEPT ENVIRONMENTAL GROUP, INC.


                                      /s/ Michael O'Reilly
                              --------------------------------------------------
                              MICHAEL O'REILLY, President and Chief
                              Executive Officer

                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on October 3, 2005 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Michael O'Reilly, with full power of substitution, his true and lawful attorney-in-fact and agent to do any and all acts and things in his name and on his behalf in his capacities indicated below which he may deem necessary or advisable to enable Windswept Environmental Group, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but not limited to, power and authority to sign for him in his name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on October 3, 2005 by the following persons, in the capacities indicated.

                                        /s/ Michael O'Reilly
                              --------------------------------------------------
                              MICHAEL O'REILLY, President, Chief Executive
                              Officer and Director (Principal Executive Officer)

                                        /s/ Andrew C. Lunetta
                              --------------------------------------------------
                              ANDREW C. LUNETTA
                              Chief Financial Officer (Principal Accounting and
                                Financial Officer)

                                        /s/ Kevin J. Phillips
                              --------------------------------------------------
                              DR. KEVIN PHILLIPS, Director


                                        /s/ Anthony P. Towell
                              --------------------------------------------------
                              ANTHONY TOWELL, Director