Form 10-K/A
period 2005-06-28
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2005-10-26
CIK 814915

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                EXPLANATORY NOTE

         The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for our fiscal year ended June 28, 2005, is to timely file required Part III information. We previously filed our Form 10-K without the Part III information and indicated that we would include the Part III information in a definitive proxy statement to be filed in connection with our 2005 Annual Meeting of Stockholders. We were unable to file a definitive proxy statement prior to this filing and are therefore filing the Part III information herewith. No attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in our original Form 10-K filing made on October 3, 2005.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         Our executive officers and directors, and their ages and positions as of September 26, 2005, are as follows:

NAME                     AGE    POSITIONS AND OFFICES
--------------------     ---    ---------------------
Michael O'Reilly         55     Director, President and Chief Executive Officer
Andrew C. Lunetta        55     Chief Financial Officer
Anthony P. Towell        74     Director
Dr. Kevin Phillips       57     Director

         Michael O'Reilly has served as our president and chief executive officer and a director since 1996, and has been president of our Trade-Winds Environmental Restoration, Inc. subsidiary since 1993. From 1996 to 1999, he was also the chairman of our board of directors. Prior to joining us, Mr. O'Reilly was vice president and chief operating officer of North Shore Environmental Solutions, Inc., an environmental remediation firm which provided a wide array of services, including asbestos, hazardous materials and lead removal.

         Andrew C. Lunetta, CPA, was appointed as our chief financial officer on August 29, 2005. Prior to joining us, from January 2004 to August 2005, Mr. Lunetta served as the chief financial officer of the Tyree Company, a Long Island based construction company that performs maintenance and environmental services throughout the New England states. From November 1998 to December 2003, Mr. Lunetta served as the chief financial officer of the Holiday Organization, a real estate developer on Long Island. From July 1995 to November 1998, Mr. Lunetta served as the chief financial officer of Tostel Corp., a non-reporting publicly traded construction company. Mr. Lunetta received a Bachelors of Science degree in Accounting from Long Island University in 1973 and a Master's Business Administration degree in Finance from Pace University in 1980.

         Anthony P. Towell has served as a director since November 1996. Prior to December 2000, he was a Vice President, Co-Chairman, and a director of Worksafe Industries, Inc., a manufacturing company that specialized in industrial safety. He had held executive positions during a 25-year career with the Royal Dutch Shell Group.

         Dr. Kevin Phillips, Ph.D. has served as a director since March 1998. Over the past five years, Dr. Phillips has been a partner, principal and director of FPM Group Ltd., formerly known as Fanning, Phillips & Molnar, an engineering firm located on Long Island, New York. Dr. Phillips has a B.A. in Civil Engineering from the City University of New York, an M.S. Degree in Civil Engineering from the Massachusetts Institute of Technology and a Ph.D. in Environmental Engineering from the Polytechnic Institute of New York. He is a licensed professional engineer in eight states, including New York, Pennsylvania, New Jersey and Connecticut, with over 20 years experience in geohydrology and environmental engineering.

AUDIT COMMITTEE

         The audit committee is currently comprised of Anthony P. Towell and Kevin Phillips, each of whom does not have any relationship with us that may interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board of directors has determined that Anthony P. Towell is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, and (2) our audit committee members are "independent directors," as defined by the NASDAQ Marketplace Rule 4200(a)(15) and the Sarbanes-Oxley Act of 2002.

CODE OF ETHICS

          We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Exchange Act. This Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions, of ours. Our Code of Ethics is publicly available on our website at http://www.tradewindsenvironmental.com/index.cfm?fuseaction=investors. Any amendments or waivers to our Code of Ethics will be disclosed on our website following the date of any such amendment or waiver. Information on our website, however, does not form a part of our annual report.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 that they file with the SEC. Based solely upon our review of the copies of all Forms 3, 4 and 5 and amendments to these forms, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to our fiscal year ended June 28, 2005.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

                             EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the cash and other compensation paid during the last three full fiscal years to our Chairman, President and Chief Executive Officer (the "Named Executive Officer"). Other than our Chairman, President and Chief Executive Officer, no individual who served as an executive officer received compensation for services rendered to us at $100,000 or more for our fiscal year ended June 28, 2005.

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                           Compensation
                                                     Annual Compensation                      Awards
                                            ---------------------------------------   -----------------------
                                  Fiscal                                  Other       Restricted   Securities
                                   Year                                   Annual         Stock     Underlying       All Other
Name and Principal Position(s)     Ended    Salary ($)   Bonus ($)     Compensation    Awards ($)    Options    Compensation ($)
------------------------------    -------   ----------   ---------     ------------    ----------  ----------   ----------------
Michael O'Reilly, Chairman       6/28/05    $285,000     $ 2,937            -             -        2,250,000 (1)         -
  President and                  6/29/04    $285,000           -            -             -          450,000 (2)   $57,464 (3)
  Chief Executive Officer         7/1/03    $287,475     $49,073  (4)       -             -                -             -

(1) Includes options granted to Mr. O'Reilly (a) on May 24, 2005, to purchase 2,000,000 shares of our common stock at an exercise price of $0.01 per share, and (b) on May 24, 2005, to purchase 250,000 shares of our common stock at an exercise price of $0.1875 per share. Does not include options granted to Mr. O'Reilly on June 30, 2005, to purchase 15,469,964 shares of our common stock at an exercise price of $0.09 per share. All of the options are fully vested.




(2) On November 10, 2003, we granted Mr. O'Reilly options to purchase (a) 250,000 shares of our common stock at an exercise price of $0.22 per share and (b) 200,000 shares of our common stock at an exercise price of $0.34 per share. Such options are fully vested.

(3) This compensation consists of the value of in-kind goods and services that we provided to Mr. O'Reilly in connection with our damage mitigation and restoration of a condominium that he beneficially owned and allowed us to use for marketing purposes, and the proportionate benefit received by Mr. O'Reilly and his family in connection with their usage of the condominium. We paid the full carrying costs, including mortgage payments, of the premises pursuant to an oral understanding with Mr. O'Reilly.

(4) Mr. O'Reilly, under the terms of a prior employment agreement, earned a bonus equal to 2.5% of our pretax income. The bonus set forth above with respect to fiscal 2003 was earned by Mr. O'Reilly in fiscal 2002, was not calculable at that time and was paid in fiscal 2003.

OPTION/STOCK APPRECIATION RIGHTS GRANTS ("SAR") IN LAST FISCAL YEAR

         The following table sets forth (a) the number of shares underlying options granted to each named executive officer during our fiscal year ended June 28, 2005, (b) the percentage the grant represents of the total number of options granted to all of our employees during our fiscal year ended June 28, 2005, (c) the per share exercise price of each option, (d) the expiration date of each option and (e) the potential realizable value of each grant.

                                                                                       Potential Realizable
                                                                                         Value at Assumed
                                        Percent of                                         Annual Rates
                        Number of     Total Options                                       of Stock Price
                       Securities        Granted                                           Appreciation
                       Underlying     to Employees       Exercise                        for Option Term
                        Options         in Fiscal         Price        Expiration      -------------------
Name                    Granted           Year            ($/Sh)          Date          5%($)       10%($)      0% ($)
-----------------     ------------    -------------      --------     ------------     -------     -------     -------
Michael O'Reilly        2,000,000         88.9%             .01       May 23, 2020     140,000     180,000     100,000
Michael O'Reilly         250,000          11.1%           .1875       May 23, 2010           -           -           -

         Set forth in the table below is information, with respect to the Named Executive Officer, as to the (a) number of shares acquired during our fiscal year ended June 28, 2005 upon each exercise of options granted to such individual, (b) the aggregate value realized upon each exercise (i.e. the difference between the market value of the shares at exercise and their exercise price), (c) the total number of unexercised options held on June 28, 2005, separately identified between those exercisable and those not exercisable, and
(d) the aggregate value of in-the-money, unexercised options held on June 28, 2005, separately identified between those exercisable and those not exercisable.

                                                           Number of
                                                           Securities            Value of
                                                           Underlying           Unexercised
                                                           Unexercised          In-The-Money
                                                           Options/SARs         Options/SARs
                                                           at June 28,           at June 28,
                                                           2005 (#) (1)           2005 ($)
                                                          -------------       ----------------
                      Shares Acquired         Value       Exercisable/          Exercisable/
Name                  on Exercise (#)     Realized ($)    Unexercisable       Unexercisable (2)
-----------------     ---------------     ------------    -------------       -----------------
Michael O'Reilly            -                  $-           2,000,000             $160,000
Michael O'Reilly            -                  $-             250,000                   $0
Michael O'Reilly            -                  $-           2,811,595              $29,315
Michael O'Reilly            -                  $-           2,674,714                   $0
Michael O'Reilly            -                  $-             200,000                   $0
Michael O'Reilly            -                  $-             250,000                   $0
Michael O'Reilly            -                  $-             650,000                   $0




(1) Excludes 15,469,964 shares of our common stock issuable to Mr. O'Reilly pursuant to an option that we issued to him on June 30, 2005 at an exercise price of $0.09 per share.

(2) The value is calculated based on the aggregate amount of the excess of $0.09 (the closing sale price per share for our common stock on June 28, 2005) over the relevant exercise price(s).

EMPLOYMENT AGREEMENTS

            On June 30, 2005, we entered into an employment agreement with Michael O'Reilly, our President and Chief Executive Officer, which replaced the amended and restated employment agreement dated October 29, 1999 between us and him. The employment agreement is for a term of five years beginning on July 1, 2005 and automatically renews yearly provided that neither party objects to its renewal six months prior to its expiration, calls for a base salary of $285,000 per year and a bonus equal to 2.5 percent of our pre-tax income (as that term is defined in Mr. O'Reilly's employment agreement). Mr. O'Reilly currently holds 15,647,297 shares of our common stock, and vested options to purchase 24,306,273 shares of our common stock.

         On October 29, 1999, we entered into an amended and restated employment agreement with Michael O'Reilly. The amended and restated employment agreement was for an initial term of five years, which had been automatically extended for an additional year in October 2004, and called for a base salary of $285,000 per year and a bonus equal to 2.5 percent of our pre-tax income, as that term is defined in the terminated amended and restated employment agreement. Upon the termination of Mr. O'Reilly's employment by us, other than termination for cause, death or disability or his resignation without good reason, as defined in the terminated amended and restated employment agreement, Mr. O'Reilly was entitled to sell, in a single transaction, any or all of shares of our common stock held by him as of October 29, 1999 and all shares of our common stock underlying options to purchase shares of our common stock held by him as of October 29, 1999, to the extent vested and exercisable, back to us, or, pursuant to a letter agreement, dated October 29, 1999, between Michael O'Reilly and Spotless Plastics (USA), Inc., to Spotless to the extent our capital would be impaired by such a purchase at a mutually agreeable price. Similarly, pursuant to the agreement by and between Mr. O'Reilly and Spotless, Mr. O'Reilly had the right, upon receipt of notice that Spotless or any of its affiliates had acquired a beneficial ownership of more than 75 percent of the outstanding shares of our common stock, on a fully diluted basis, to require Spotless to purchase, in a single transaction, Mr. O'Reilly's shares of our common stock.

DIRECTOR COMPENSATION

         Each of our non-employee directors receive $5,000 annually for service on our board of directors. Other directors receive no cash compensation for their service as directors. Additionally, each member of the audit committee receives $300 a month for their services on the audit committee and the chairman of the audit committee receives $500 a month for his services as chairman of the audit committee. All of our directors are reimbursed for expenses actually incurred in connection with attending meetings of our board of directors.

              On May 24, 2005, as compensation for service on our special committee of our board of directors during our fiscal year ended June 28, 2005, we granted to one of our non-employee directors a ten-year option to purchase 250,000 shares of our common stock, at an exercise price equal to $.06 per share, the fair market value on the date of grant.

              On December 6, 2004, as compensation for service on our board of directors during our fiscal year ended June 29, 2004, both of our non-employee directors serving on the audit committee were granted options, pursuant to our 2001 equity incentive plan, with terms of ten years to purchase 100,000 shares of our common stock, at an exercise price equal to $.035 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The Compensation Committee of our board of directors is composed of Anthony P. Towell and Dr. Kevin J. Phillips, each of whom is a non-employee director of in the meaning of Rule 16b-3 under the Securities Exchange Act of 1934.

         No member of the Compensation Committee was, during our fiscal year ended June 28, 2005 an officer or employee of us or any of our subsidiaries, or was formerly an officer of us or any of our subsidiaries, or had any relationship requiring disclosure pursuant to applicable rules and regulations of the Securities and Exchange Commission, except as disclosed in this proxy statement. During our fiscal year ended June 28, 2005, none of our executive officers served as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our compensation committee, (ii) a director of another entity, one of whose executive officers served on our compensation committee, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of ours.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of June 28, 2005, concerning our equity compensation plans:

                                           Number of                                  Number of Securities
                                          Securities          Weighted-average       Remaining Available for
                                         To Be Issued         Exercise Price of       Future Issuance Under
                                       Upon Exercise of           Outstanding           Plans (Excluding
                                     Outstanding Options,      Options, Warrants    Securities Reflected in
         Plan Category               Warrants and Rights           and Rights              Column  (a))
-------------------------------     ----------------------    -------------------   ------------------------
                                             (a)                      (b)                       (c)

Equity compensation plans
  approved by security holders            2,750,000                  $0.176                 2,250,000

Equity compensation plans not
  approved by security holders              100,000 (1)              $0.109                 2,900,000

Total                                     2,850,000                  $0.173                 5,150,000

 (1) Does not include individual grants of options and warrants to our president and chief executive officer to purchase up to 7,736,309 of our common stock, not as part of any general stock compensation plan. These options and warrants were all granted on or prior to May 24, 2005 and have terms ranging from 5 to 10 years, with exercise prices ranging from $0.01 to $0.1875 per share. These options vested immediately.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of October 6, 2005 of:
     o each person known by us to beneficially own 5% or more of the shares of the outstanding shares of any class of our voting stock, based on filings with the Securities and Exchange Commission and certain other information;
     o   each of our executive officers, directors and director nominees; and
     o all of our executive officers, directors and director nominees as a group.


                                                                   Class
                              -------------------------------------------------------------------------------
                                            Common Stock                            Series A Preferred
                                            ------------                            -------------------
                                          Amount and Nature                          Amount and Nature
                                     Of Beneficial Ownership (1)                of Beneficial Ownership (1)
                              -----------------------------------------      --------------------------------
Name of                              Number of Shares       Percent of        Number of Shares    Percent of
Beneficial Owner                     Beneficially Owned        Class         Beneficially Owned     Class
----------------              ------------------------------------------     --------------------------------
Michael O'Reilly      (2)            39,953,570  (3)            69.0%                 -                -
Anthony P. Towell     (2)               933,599  (4)             2.7%                 -                -
Dr. Kevin Phillips    (5)             1,645,839  (6)             4.7%           650,000            50.0%
Andrew C. Lunetta     (7)                     0  (7)                *
Gary Molnar           (5)             1,135,839  (8)             3.3%           650,000            50.0%
All directors and
Executive Officers
as a group
(4 individuals)                      42,533,008  (9)            76.4%           650,000            50.0%
*    Less than 1 percent

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or warrants held by that person that are currently exercisable or convertible or will become exercisable or convertible within 60 days, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) The address for this person is c/o Windswept Environmental Group, Inc., 100 Sweeneydale Ave., Bay Shore, New York 11706.

(3) Includes 15,647,297 shares of our common stock directly held by Mr. O'Reilly and options under which he may purchase 24,306,273 shares of our common stock. Does not include 11,000 shares of our common stock directly held by JoAnn O'Reilly, the wife of Mr. O'Reilly, as to each of which Mr. O'Reilly disclaims beneficial ownership.

(4) Includes 24,533 shares of our common stock directly held by Mr. Towell, 9,066 shares of our common stock held jointly by Mr. Towell and his wife, and options under which he may purchase 900,000 shares of our common stock.

(5) The address for each of Dr. Phillips and Mr. Molnar is c/o FPM Group Ltd., 909 Marconi Avenue, Ronkonkoma, New York 11779.

(6) Includes 245,839 shares of our common stock directly held by Dr. Phillips, options under which he may purchase 750,000 shares of our common stock and 650,000 shares of our common stock issuable upon conversion of 650,000 shares of series A convertible preferred stock directly held by Dr. Phillips.

(7) Andrew C. Lunetta was appointed as our chief financial officer on August 29, 2005.

(8) Includes 235,839 shares of our common stock directly held by Mr. Molnar, 650,000 shares of our common stock issuable upon conversion of 650,000 shares of our series A preferred stock directly held by Mr. Molnar and an option to purchase 250,000 shares of our common stock.

(9) Includes 15,917,669 shares of our common stock directly held by members of the group, options under which members of the group may purchase an aggregate of 25,956,273 shares of our common stock and 1,300,000 shares of our common stock issuable upon conversion of 1,300,000 shares of series A convertible preferred stock directly held by a member of the group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         As of June 28, 2005, we owed Spotless Plastics (USA) Inc. $5,000,000 under a promissory note dated November 16, 2001, in the original principal amount of $1,700,000. The note we issued to Spotless was collateralized by all of our assets. During the fiscal year ended June 29, 2004, we borrowed $3,300,000 from Spotless for working capital requirements and to fund our losses. During the fiscal year ended July 1, 2003, we borrowed $2,325,000 from Spotless for working capital requirements and to fund certain of our fixed asset purchases. We repaid $825,000 to Spotless in the fiscal year ended July 1, 2003.

         As of June 28, 2005, Spotless was due payment from third parties for purchased accounts receivable in the amount of $349,985 under an account receivable agreement dated February 5, 2004 entered into with us. Pursuant to the account receivable finance agreement, Spotless was able to purchase certain of our accounts receivable without recourse for cash, subject to certain terms and conditions. Pursuant to an administrative services arrangement, Spotless also provided us with certain administrative services. During our fiscal years 2005, 2004 and 2003, we were charged by Spotless an administrative fee of $84,380, $131,556 and $101,256, respectively, of which $84,380 remained unpaid and included in accrued expenses as of June 28, 2005.

         On June 30, 2005, we completed a financing transaction, in which we sold a note in the principal amount of $5,000,000 to Laurus Master Fund, Ltd. The sale of the note was completed pursuant to a securities purchase agreement and related documents, dated June 30, 2005. The proceeds received by us in connection with the financing transaction were used (a) to repay $2,750,000 to Spotless, consisting of approximately $2,650,000 in principal and $100,000 in interest, in satisfaction of the promissory note that we had issued to Spotless, dated November 16, 2001 and (b) to pay transaction expenses. We also issued a subordinated secured promissory note to Spotless in the principal amount of $500,000, bearing interest at LIBOR plus 1%. Pursuant to the terms of the note we issued to Spotless, amortized payments of $50,000 per month become due and payable beginning July 1, 2007 until all amounts due thereunder are fully paid, so long as we are not in default on the note we issued to Laurus. The note we issued to Spotless, together with the $2,750,000 payment to Spotless referred to above, fully satisfied all of our financial obligations to Spotless. In connection with this financing transaction, we, along with Spotless, terminated the account receivable finance agreement between them, except with respect to our obligation to continue to collect and remit payment of accounts receivable that Spotless purchased under the agreement. As part of the transactions, Spotless assigned to us an account receivable with a balance of $189,196.82 and we agreed to pay this amount to Spotless no later than June 30, 2006.

         On June 30, 2005, Messrs. Peter Wilson, John Bongiorno, Ronald Evans and Brian Blythe, who were nominees of Spotless, resigned as our directors, and Mr. Charles L. Kelly, Jr., also a Spotless nominee, resigned as our chief financial officer and as on of our directors. In addition, Mr. Joseph Murphy, an employee of Spotless, resigned as our vice president of finance and administration and Secretary. Pursuant to an administrative services agreement, Spotless agreed to provide the services of Mr. Murphy to us during a six-month transitional process for a fee of $5,000 per month and a payment of $25,000 to Mr. Murphy at the end of the transitional period.


         On June 30, 2005, Spotless, through one of our wholly owned subsidiaries, sold 15,469,964 shares of our common stock to Michael O'Reilly, our president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued by Mr. O'Reilly to Spotless, bearing interest at LIBOR plus 1%. Spotless surrendered its remaining 45,865,143 shares of our common stock to us for cancellation. In addition, we issued an option exercisable at $0.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of our common stock in connection with his (a) issuance of a personal guaranty to Laurus for $3,250,000 of the $5,000,000 principal amount of the original note we issued to Laurus; (b) agreement to a new employment agreement, which (i) does not include a put right that existed in his old employment agreement requiring us, under certain circumstances, to buy his shares of our common stock and shares underlying his options, and (ii) calls for a base salary of $285,000 per year and a bonus equal to 2.5% of our pre-tax income, as defined in the employment agreement; and (c) agreement to personally guarantee our bonding obligations, each of which was a condition precedent to the consummation of our financing transaction with Laurus. On May 24, 2005, we issued non-plan five-year options exercisable at $.01 per share and $0.1875 per share to Michael O'Reilly to purchase 2,000,000 and 250,000 shares of our common stock, respectively, in an effort to continue incentivizing him in his capacity as our president and chief executive officer.

         On June 30, 2005, we (a) issued ten-year options exercisable at $0.09 per share to our series A convertible stock preferred stockholders, including Dr. Kevin Phillips, one of our directors, to purchase an aggregate of 500,000 shares of our common stock and (b) agreed to pay, out of legally available funds, accrued and unpaid dividends in an aggregate of (1) $35,000 to the series A convertible preferred stockholders, on each June 30, 2005, September 30, 2005 and December 30, 2005 and (2) $50,000 to the series A convertible preferred stockholders on February 28, 2007 in consideration for their agreement to (1) postpone the mandatory redemption of their series A convertible preferred stock from February 2007 until the earlier of (a) six months after the repayment of the note issued by us to Laurus or (b) June 30, 2010; and (2) defer receipt of dividend payments on the series A convertible preferred stock due on and after June 30, 2005.

         On June 30, 2005, Michael O'Reilly and the series A convertible preferred stock stockholders, including Dr. Kevin Phillips, who is one of our directors, agreed, pursuant to a forbearance and deferral agreement to which we are a party, to propose and vote in favor of an amendment to our certificate of incorporation in order to sufficiently increase the number of authorized shares at our next annual stockholders meeting to be held by December 2005. In addition, Mr. O'Reilly, the series A convertible preferred stock stockholders and Anthony P. Towell, one of our directors, entered into lock-up agreements with Laurus that prohibit a disposition of their shares of our common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the note we issued to Laurus or (b) June 30, 2010. On December 6, 2004, we issued a ten-year option to Dr. Kevin Phillips to purchase 100,000 shares under our 2001 equity incentive plan in connection with his service as one of our directors.

         During our fiscal year ended July 1, 2003, we repaid a $100,000 convertible note held by Anthony P. Towell, one of our directors. This note was issued in 1997, provided for interest at a rate equal to 12% per annum and was convertible at a rate of $.15 per share of our common stock. On May 24, 2005, we issued a non-plan ten-year option exercisable at $0.06 per share to Tony Towell to purchase 250,000 shares in connection with his service on the then-existing special committee of our board of directors. On December 6, 2004, we issued a ten-year option exercisable at $0.035 per share to Tony Towell under our 2001 equity incentive plan in connection with his service as one of our director.

         On December 16, 1998, we entered into an operating lease agreement with Michael O'Reilly, our president and chief executive officer. Pursuant to the terms of the arrangement that expired in December 2002 and has continued on a month-to-month basis thereafter, we lease a forty-two foot custom Topaz boat for monthly rental payments of $5,000. The leasing arrangement was necessitated by a marine assistance contract that expired on December 31, 2000, although the arrangement continues to provide us with our largest floating vessel capable of handling specialty equipment and facilitating an offshore support crew. We are responsible for all taxes, insurance and repairs pertaining to this boat.

            We had an oral understanding with Michael O'Reilly pursuant to which we paid the full carrying costs, including mortgage payments, of a condominium that he beneficially owned and that we used for marketing purposes. The full carrying costs during our fiscal years ended June 28, 2005 and June 29, 2004 were approximately $7,150 and $17,800, respectively. In connection with this arrangement, we also provided mitigation and restoration services valued at approximately $56,780 during such period.

         In February 1997, we issued 650,000 shares of redeemable convertible preferred stock to Dr. Kevin Phillips, one of our directors and an additional 650,000 shares of redeemable convertible preferred stock to a business partner of Dr. Phillips. During fiscal years 2005, 2004 and 2003, we paid an aggregate of $0, $39,000 and $78,000, respectively, of dividends and accrued interest to the redeemable convertible preferred stockholders.

            We paid a former director $24,385 and $46,926 for consulting services in our fiscal years 2004 and 2003, respectively.

            We believe that all of the transactions that we have entered into with our officers, directors and principal stockholders have been on terms no less favorable to us than those available from unrelated third parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Massella & Associates, CPA, PLLC acted as our independent auditors for the year ended June 28, 2005. We anticipate that a representative of Massella & Associates, CPA, PLLC will be present at the annual meeting. The auditors' representative will have the opportunity to make a statement, if the auditors desire to do so, and will be available to respond to appropriate questions from stockholders.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         Massella & Associates, CPA, PLLC provided audit services for us for our fiscal year ended June 28, 2005. The aggregate fees billed by Massella & Associates, CPA, PLLC for the audit of our annual financial statements and review of our financial statements included in our Form 10-K were $125,000 for our fiscal year ended June 28, 2005.

         Deloitte & Touche LLP provided audit services for us for our fiscal years ended June 28, 2005 and June 29, 2004. The aggregate fees billed by Deloitte & Touche LLP for the audit of our annual financial statements and review of our financial statements included in our Form 10-Qs were $147,750 for fiscal year ended June 29, 2004, and the aggregate fees billed by Deloitte & Touche LLP for the review of our financial statements included in our Form 10-Qs were $25,500 for fiscal year ended June 28, 2005.

AUDIT-RELATED FEES

         The aggregate fees billed in our fiscal year ended June 28, 2005 for assurance and related services by Massella & Associates, CPA, PLLC, that are reasonably related to the audit or review of our financial statements and that were not covered in the audit fees disclosure above were $0.

         The aggregate fees billed in our fiscal years ended June 28, 2005 and June 29, 2004 for assurance and related services by Deloitte & Touche LLP, that are reasonably related to the audit or review of our financial statements and that were not covered in the Audit Fees disclosure above, were $0 for both periods.

TAX FEES

         There were no fees billed for our fiscal year ended June 28, 2005 for any professional tax advice or tax planning services rendered by Massella & Associates, CPA, PLLC.

         There were no fees billed for our fiscal years ended June 28, 2005 and June 29, 2004 for any professional tax advice or tax planning services rendered by Deloitte & Touche LLP.

ALL OTHER FEES

         There were no fees billed for the fiscal year ended June 28, 2005 for professional services rendered by Massella & Associates, CPA, PLLC for all other services not disclosed above.

         There were no fees billed for the fiscal years ended June 28, 2005 and June 29, 2004 for professional services rendered by Deloitte & Touche LLP for all other services not disclosed above.

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

          Our Audit Committee pre-approved our engagement of Massella & Associates, CPA, PLLC to act as our independent auditor for our fiscal year ended June 28, 2005. Our Audit Committee pre-approved Massella & Associates, CPA, PLLC to provide the audit and audit related services described above, which represented 100% of the total fees we paid Massella & Associates, CPA, PLLC for our fiscal year ended June 28, 2005. Only full-time, permanent employees of Massella & Associates, CPA, PLLC contributed greater than 50 percent of the hours expended by the firm on the firm's engagement to audit our financial statements for the fiscal year ended June 28, 2005.

         Our Audit Committee pre-approved our engagement of Deloitte & Touche LLP to act as our independent auditor for our fiscal years ended June 28, 2005 and June 29, 2004. Our Audit Committee pre-approved Deloitte & Touche LLP to provide the audit and audit related services described above, which represented 100% of the total fees we paid Deloitte & Touche LLP for our fiscal years ended June 28, 2005 and June 29, 2004. Deloitte & Touche LLP performed all its work only with its full-time permanent employees.


POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

All services provided by our independent auditors are subject to the pre-approval of the audit committee. This includes audit services, audit-related services, tax services and other services. The audit committee has delegated to its individual members the authority to pre-approve non-audit services, and such pre-approvals are then communicated to the audit committee at its next meeting.

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

(a)  (3)    Exhibits

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

Dated:   October 26, 2005

                                       WINDSWEPT ENVIRONMENTAL GROUP, INC.

                                               /s/ Michael O'Reilly
                                       ---------------------------------------
                                       MICHAEL O'REILLY, President and Chief
                                       Executive Officer