Form 10-Q
period 2005-09-27
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2005-11-21
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 27, 2005,

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act.)
                                                       Yes      No X
                                                          ---     ---

     The number of shares of Common Stock, par value $.0001, outstanding on November 3, 2005 was 33,571,215.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 27, 2005 AND JUNE 28, 2005

                                                                                                  September 27,        June 28,
                                                                                                      2005               2005
                                                                                                 ---------------    ---------------
                                                                                                  (Unaudited)
ASSETS:
CURRENT ASSETS:
   Cash                                                                                           $     147,493      $     512,711
   Accounts receivable, net of allowance for doubtful accounts of $1,707,831 and $1,507,831,
      respectively                                                                                    8,210,155          6,755,338
   Inventory                                                                                            151,367            146,079
   Costs and estimated earnings in excess of billings on uncompleted contracts                          382,755             30,466
   Prepaid expenses and other current assets                                                            797,595             47,253
                                                                                                 ---------------    ---------------
   Total current assets                                                                               9,689,365          7,491,847
                                                                                                 ---------------    ---------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $6,546,981
   and $6,386,731, respectively                                                                       3,124,940          2,242,645

OTHER ASSETS:
   Deferred financing costs                                                                           3,109,556                  -
   Other                                                                                                191,025            322,046
                                                                                                 ---------------    ---------------
   Total Other Assets                                                                                 3,300,581            322,046
                                                                                                 ---------------    ---------------

TOTAL                                                                                             $  16,114,886      $  10,056,538
                                                                                                 ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts payable                                                                               $   2,784,638      $   1,174,840
   Account receivable payable                                                                           189,197                  -
   Secured note payable to a related party                                                                    -          5,000,000
   Secured convertible note payable - current portion                                                   331,656                  -
   Accrued expenses                                                                                   2,069,531          1,597,841
   Billings in excess of cost and estimated earnings on uncompleted contracts                            96,000             83,316
   Accrued payroll and related fringe benefits                                                          600,771            528,867
   Capitalized leases - current portion                                                                 208,224            169,612
   Income taxes payable                                                                                 827,690            138,579
   Other current liabilities                                                                            655,993            489,468
                                                                                                 ---------------    ---------------
   Total current liabilities                                                                          7,763,700          9,182,523
                                                                                                 ---------------    ---------------

LONG-TERM DEBT:
   Secured convertible note payable                                                                     729,642                  -
   Secured note payable                                                                                 500,000                  -
   Capitalized leases                                                                                   269,533            197,400
                                                                                                 ---------------    ---------------
   Total long-term debt                                                                               1,499,175            197,400
                                                                                                 ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

Redeemable Common Stock                                                                                       -             60,129
                                                                                                 ---------------    ---------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
   authorized; 1,300,000 shares outstanding at September 27, 2005 and June 28, 2005                   1,300,000          1,300,000
                                                                                                 ---------------    ---------------

STOCKHOLDERS' EQUITY / (DEFICIT):
   Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares outstanding                   -                  -
   Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares
     outstanding at September 27, 2005 and June 28, 2005                                                      -                  -
   Common stock, $.0001 par value; 150,000,000 shares authorized; 35,255,620 shares
      outstanding at September 27, 2005 and 77,936,358 shares outstanding at June 28, 2005                3,525              7,794
   Additional paid-in-capital                                                                        41,423,592         33,944,017
   Accumulated deficit                                                                              (35,875,106)       (34,635,325)
                                                                                                 ---------------    ---------------
   Total stockholders' equity  (deficit)                                                              5,552,011           (683,514)
                                                                                                 ---------------    ---------------
TOTAL                                                                                             $  16,114,886      $  10,056,538
                                                                                                 ===============     ==============
See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                         Thirteen Weeks Ended
                                                                                                  ----------------------------------
                                                                                                   September 27,      September 28,
                                                                                                       2005               2004
                                                                                                  ---------------    ---------------
Revenues                                                                                           $   5,164,339      $   5,478,506

Cost of revenues                                                                                       4,385,270          4,362,123
                                                                                                  ---------------    ---------------

Gross profit                                                                                             779,069          1,116,383
                                                                                                  ---------------    ---------------

Operating expenses (income):
Selling, general and administrative expenses                                                           1,506,404          1,232,034
Benefit related to variable accounting
   treatment for officer options                                                                               -                  -
                                                                                                  ---------------    ---------------
   Total operating expenses                                                                            1,506,404          1,232,034
                                                                                                  ---------------    ---------------


(Loss) income from operations                                                                           (727,335)          (115,651)
                                                                                                  ---------------    ---------------
Other expense (income):
   Interest expense                                                                                      594,042            211,104
   Other, net                                                                                            (89,814)              (799)
                                                                                                  ---------------    ---------------
   Total other expense (income)                                                                          504,228            210,305
                                                                                                  ---------------    ---------------

(Loss) income before provision for income taxes                                                        1,231,563           (325,956)

Provision for income taxes                                                                                 8,218              2,589
                                                                                                  ---------------    ---------------

Net (loss) income                                                                                    (1,239,781)           (328,545)

Dividends on preferred stock                                                                             19,500              19,500
                                                                                                  ---------------    ---------------

Net (loss) income attributable to common shareholders                                              $  (1,259,281)     $    (348,045)
                                                                                                  ===============    ===============

Basic and diluted net (loss) income per common share:
Basic                                                                                                      $(.04)              $.00
                                                                                                           ======              =====
Diluted                                                                                                    $(.04)              $.00
                                                                                                           ======              =====

Weighted average number of common shares outstanding:
Basic                                                                                                 35,039,812         77,936,358
                                                                                                      ==========         ==========
Diluted                                                                                               35,039,812         77,936,358
                                                                                                      ==========         ==========

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                          Common Stock
                                                          ------------             Additional
                                                     Number of                       Paid-in     Accumulated
                                                       Shares         Par Value      Capital        Deficit            Total
                                                       ------         ---------      -------        -------            -----
Balance at June 28, 2005                             77,936,358        $ 7,794     $33,944,017   $(34,635,325)      $   (683,514)

Laurus Financing:
                      Allocation of proceeds to
                      warrants and options                                         $ 2,198,385                      $  2,198,385
                      Allocation of proceeds to
                      beneficial conversion
                      feature                                                      $ 2,198,395                      $  2,198,395
                      Assumed exercise of
                      shares available for
                      nominal consideration           1,684,405            168            (168)                     $          -
                      Allocation of proceeds to
                      beneficial conversion
                      feature on second tranche
                      of financing                                                 $    52,539                      $     52,539
                      Allocation of proceeds to
                      beneficial conversion
                      feature on third tranche
                      of financing                                                 $   624,650                      $    624,650
                      Partial exercise of             1,500,000        $   150                                      $        150
                      options
Spotless Financing:
                      Cancellation of Spotless
                      shares                        (45,865,143)       $(4,587)    $    4,587                       $         -
                      Early extinguishment of
                      Spotless Note (net of tax
                      effect of $686,893)                                          $ 1,190,837                      $  1,190,837
                      Surrender of Redeemable
                      Common Stock                                                 $    60,129                      $     60,129
                      Value of Spotless shares
                      sold to Michael O'Reilly
                      less consideration                                           $ 1,125,071                      $  1,125,071
Options granted to preferred
stockholders for forbearance of
mandatory redemption                                                               $    44,650                      $     44,650

Dividends - Series A Preferred Stock                                               $   (19,500)                     $    (19,500)

Net income (loss)                                             -              -     $         -  $  (1,239,831)      $ (1,239,831)
                                                    ------------       --------    ------------  -------------      -------------
Balance at September 27, 2005                        35,255,620        $ 3,525     $41,423,592   $(35,875,106)      $  5,552,011
                                                    ============       ========    ============  =============      =============


See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                         Thirteen Weeks Ended
                                                                                                 -----------------------------------
                                                                                                  September 27,        September 28,
                                                                                                      2005                 2004
                                                                                                 ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                              $  (1,239,781)      $    (328,545)
   Adjustments to reconcile net (loss) income to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                                                     160,250             165,952
      Provision for doubtful accounts, net                                                              200,000             159,332
      Amortization of deferred financing cost                                                            97,478                   -
      Amortization of beneficial conversion value                                                       135,257                   -
                                                                                                 ---------------     ---------------
   Changes in operating assets and liabilities:
      Accounts receivable                                                                            (1,654,817)           (999,315)
      Inventory                                                                                          (5,288)             10,548
      Costs and estimated earnings in excess of billings on uncompleted contracts                      (352,289)            332,075
      Refundable income taxes                                                                                 -             641,795
      Prepaid expenses and other current assets                                                        (750,342)            (18,786)
      Other assets                                                                                     (131,021)             (6,000)
      Payable on account receivable                                                                     189,197                   -
      Accounts payable and accrued expenses                                                           1,994,724             131,437
      Accrued payroll and related fringe benefits                                                        71,904              33,848
      Other current liabilities                                                                         855,636             351,580
      Billings in excess of costs and estimated earnings on uncompleted contracts                        12,684            (186,489)
                                                                                                 ---------------     ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                    (416,408)            287,432
                                                                                                 ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                                 (885,482)            (56,011)
                                                                                                 ---------------     ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                                  (885,482)            (56,011)
                                                                                                 ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                                 (46,318)            (90,531)
   Exercise of stock options                                                                                150                   -
   Payments for deferred financing costs                                                             (2,267,160)                  -
   Repayment and cancellation of secured note payable to a related party                             (2,750,000)                  -
   Proceeds of secured note payable                                                                   6,000,000                   -
                                                                                                 ---------------     ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                     936,672            (90,531)
                                                                                                 ---------------     ---------------

NET INCREASE/ (DECREASE) IN CASH                                                                       (365,218)            140,890

CASH - BEGINNING OF PERIOD                                                                              512,711              63,562
                                                                                                 ---------------     ---------------

CASH - END OF PERIOD                                                                              $     147,493       $     204,452
                                                                                                 ===============     ===============

Cash paid during the period for:
   Interest                                                                                       $      91,477       $     168,726
                                                                                                 ===============     ===============
   Income taxes                                                                                   $           -       $           -
                                                                                                 ===============     ===============
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTTIVITIES:
Financing cost related to beneficial conversion value of secured note                             $   2,875,284       $           -
                                                                                                 ===============     ===============
Capitalized gain on extinguishment of secured note payable - related party                        $   1,877,730       $           -
                                                                                                 ===============     ===============
Financing cost related to warrants and options                                                    $   2,198,385       $           -
                                                                                                 ===============     ===============
Capitalized cancellation of put right relating to redeemable common stock                         $      60,117       $           -
                                                                                                 ===============     ===============
Property and equipment acquired through financing                                                 $     157,063       $           -

Financing cost related to guarantees of CEO remunerated through sale of discounted shares         $   1,125,083       $           -
                                                                                                 ===============     ===============
Financing cost related to issuance of options to preferred stockholders                           $      44,650       $           -
                                                                                                 ===============     ===============


See notes to consolidated financial statements.

                      WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its wholly-owned subsidiaries, Trade-Winds Environmental Restoration, Inc. ("Trade-Winds") and North Atlantic Laboratories, Inc. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of September 27, 2005, the results of operations for the thirteen weeks ended September 27, 2005 and September 28, 2004 and cash flows for the thirteen weeks ended September 27, 2005 and September 28, 2004, have been included. Certain prior period amounts have been reclassified to conform to the September 27, 2005 presentation.

         The results for the thirteen weeks ended September 27, 2005 and September 28, 2004 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 28, 2005, as amended.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has recognized the value of the equity instruments issued in connection with financing transactions described in Note 6 in accordance with Accounting Principles Board Opinion No. 14 and Emerging Issues Task Force Consensuses 98-5 and 00-27. The intrinsic value of the options and the fair value of the warrants are calculated and the proportionate values of the resulting debt and equity components have been recognized as debt discounts with equivalent credits to equity. The beneficial conversion features of the warrants, including the effective values under EITF 00-27 have also been recognized. All of the discounts are being amortized over the life of the debt in accordance with the latter pronouncement.

2. STOCK-BASED COMPENSATION - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS)" No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123 "(SFAS 148"). SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS No. 148 improved the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company adopted the disclosure requirements of SFAS No. 148 for the fiscal year ended July 1, 2003. The Company will continue to account for stock-based employee compensation under APB Opinion No. 25 and its related interpretations through December 27, 2005. During the quarter ended September 27, 2005, the Company has not issued any stock-based compensation.

         The following table illustrates the effect on net (loss) income attributable to common shareholders and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the thirteen weeks ended September 27, 2005 and September 28, 2004:

                                                                                  Thirteen Weeks Ended
                                                                          ----------------------------------
                                                                           September 27,       September 28,
                                                                                2005                2004
                                                                          ---------------    ---------------
       Net (loss) income attributable to
         common shareholders, as reported                                  $  (1,259,281)     $    (348,045)
       Less:  Stock-based employee
         compensation cost determined
         under the fair value method, net of
         related tax effects                                                     (56,200)           25,849
                                                                          ---------------    ---------------
       Pro forma net (loss) income
         attributable to common
         shareholders                                                      $ (1,315, 481)     $    (373,894)
                                                                          ===============    ===============

       Net (loss) income per share:
         Basic - as reported                                                       $(.04)              $.00
                                                                                   ======              ====
         Basic - pro forma                                                         $(.04)              $.00
                                                                                   ======              ====

         Diluted - as reported                                                     $(.04)              $.00
                                                                                   ======              ====
         Diluted - pro forma                                                       $(.04)              $.00
                                                                                   ======              ====

3. NET (LOSS) INCOME PER COMMON SHARE -The calculation of basic and diluted net (loss) income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

         The following table sets forth the computation of the basic and diluted net income (loss) per share for the thirteen weeks ended September 27, 2005 and September 28, 2004, respectively:

                                                                                Thirteen Weeks Ended
                                                                          ----------------------------------
                                                                           September 27,        September 28,
                                                                               2005                 2004
                                                                          ---------------    ---------------
         Numerator:
         Net (loss) income attributable to
           common shareholders                                             $  (1,259,281)     $    (348,045)
                                                                          ===============    ===============
         Denominator:
           Share reconciliation:
           Shares used for basic (loss)
            income per share                                                  35,039,812         77,936,358
         Effect of dilutive items:
           Stock options                                                               -                  -
           Convertible securities                                                      -                  -
                                                                          ---------------    ---------------
         Shares used for dilutive (loss)
          income per share                                                    35,039,812         77,936,358
                                                                          ===============    ===============
         Net (loss) income per share:
           Basic                                                                   $(.04)              $.00
           Diluted                                                                 $(.04)              $.00

         The dilutive net loss per share for the thirteen week period ended September 27, 2005 excludes 85,876,663 shares issuable upon exercise of stock options and 67,966,667 shares issuable upon the conversion of convertible securities, respectively. These shares are excluded from diluted earnings per share due to their anti-dilutive effect as a result of the Company's net loss attributable to common shareholders during this period.

4. PROVISION FOR INCOME TAXES - The provision for income taxes for the thirteen weeks ended September 27, 2005 and September 28, 2004 consists of the following:

                                                                                 Thirteen Weeks Ended
                                                                          ----------------------------------
                                                                          September 27,       September 28,
                                                                               2005                2004
                                                                          ---------------    ---------------
         Federal - current                                                $            -      $           -
         State - current                                                           8,218              2,589
                                                                          ---------------    ---------------

Total                                                                      $       8,218      $       2,589
                                                                          ===============    ===============

         The effective rate for income taxes differs from the statutory rate primarily as a result of the 100% valuation allowance against deferred tax assets. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized.

         In addition, the Company has a tax liability of $686,893 in connection with the cancellation of a secured note payable to a related party, which has been credited to additional paid-in capital, as more fully described in Note 6.

5. CONTINGENCIES - On April 16, 2002, two customers commenced an action against the Company and Michael O'Reilly, the Company's CEO, in the Supreme Court of the State of New York, County of New York, claiming that they are entitled to approximately $4,400,000 of damages relating to alleged breaches of a contract for a residential construction project. On May 7, 2002, the Company filed an answer denying the plaintiffs' claims and seeking approximately $45,418 in a counterclaim for uncollected accounts. On November 1, 2005, the Company settled this matter by agreeing to pay $60,000 to the plaintiffs in six equal monthly installments beginning December 1, 2005.

         In April 2003, the Company commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. As of September 27, 2005, the Company recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. The Company has not recognized the revenue associated with its claim. The project has been substantially completed and the customer has refused to acknowledge its liability for these additional charges billed. On October 22, 2004, the Company commenced an action against a local utility company in the New York State Supreme Court, County of New York, claiming that it is entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, the local utility company filed an answer, denying the Company's claims. The case is currently in pre-trial discovery.

         On August 5, 2004, the Company commenced an action in the New York State Supreme Court, County of New York, seeking to collect approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the Economic Development Corporation filed an answer, denying the Company's claims. On November 4, 2004, the Economic Development Corporation filed an amended answer denying the Company's claims and asserting counterclaims. The case is currently in pre-trial discovery.

         The Company is a plaintiff in approximately 20 lawsuits (including the two cases described above) claiming an aggregate of approximately $5,000,000 pursuant to which it is seeking to collect amounts it believes owed to it by customers that are included in its accounts receivable, primarily with respect to changed work orders or other modifications to the Company's scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

         The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial statements.

6. FINANCING AND RELATED PARTY TRANSACTIONS - As of June 28, 2005, the Company owed Spotless Plastics (USA) Inc. ("Spotless") $5,000,000 under a promissory note dated November 16, 2001, in the original principal amount of $1,700,000. The Spotless note was collateralized by all of the Company's assets.

         As of June 28, 2005, Spotless was due payment from third parties for purchased accounts receivable in the amount of $349,985 under its account receivable agreement dated February 5, 2004, with the Company. As of such date, Spotless had purchased from the Company an aggregate amount of its accounts receivable equaling $4,991,252 at an aggregate discount of $911,202, for an aggregate purchase price of $4,080,050. Pursuant to the account receivable finance agreement, Spotless was able to purchase at a discount certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. This accounts receivable finance agreement has been terminated. Pursuant to an administrative services arrangement, Spotless also provided the Company with certain administrative services including the services of the Company's former chief financial officer and vice president of finance and administration. During the Company's fiscal years 2005, 2004 and 2003, the Company was charged by Spotless an administrative fee of $84,380, $131,556 and $101,256, respectively, the remaining unpaid portion of which as of June 28, 2005 was deemed satisfied in connection with the transactions described below.

         On June 30, 2005, the Company entered into a financing transaction with Laurus Master Fund, Ltd. pursuant to the terms of a securities purchase agreement and related documents. Under the terms of the financing transaction, the Company issued to Laurus:

            o pursuant to the terms of a secured convertible term note, dated June 30, 2005, a three-year note in the principal amount of $5,000,000 (as amended and restated, the "Note"). The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not less than 7.25%), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) of the Company's common stock above the fixed conversion price of $0.09 following the effective date(s) of the registration statement or registration statements covering the shares of the Company's common stock underlying the Note and the warrant issued to Laurus;
            o for no separate or additional consideration and pursuant to the terms of an Option Agreement, dated June 30, 2005, a twenty-year option to purchase 30,395,179 shares of the Company's common stock at a purchase price of $0.0001 per share, and
            o for no separate or additional consideration and pursuant to the terms of a Common Stock Purchase Warrant, dated June 30, 2005 a seven-year common stock purchase warrant to purchase 13,750,000 shares of the Company's common stock at a purchase price of $0.10 per share.

         The Option Agreement and the Common Stock Purchase Warrant were valued at $2,198,385 and allocated to additional paid-in capital. The shares issuable upon conversion of the face value of the Note resulted in a beneficial conversion feature of $2,198,385, which amount was also allocated to additional paid-in capital. The resulting value of the Note was $603,230 and bears an effective interest rate of 72.667%.

         After consummating the transaction on June 30, 2005 and prior to September 27, 2005, Laurus subsequently provided additional financing to the Company on the same terms and conditions as follows:

            o On July 13, 2005, Laurus loaned the Company an additional $350,000, and the Company amended and restated the Note, to be in the principal amount of $5,350,000 for no separate or additional consideration. The shares issuable upon conversion of the face value of this amended and restated Note resulted in a beneficial conversion feature amounting to $52,539, which was allocated to additional paid-in capital.
            o On September 9, 2005, Laurus loaned the Company an additional $650,000, and the Company further amended and restated the Note to be in the principal amount of $6,000,000 for no separate or additional consideration. The shares issuable upon conversion of the face value of this amended and restated Note resulted in a beneficial conversion feature of $624,650, which was allocated to additional paid-in capital.

         After taking into account total discounts of $5,021,472, the balance of the Note before amortization equaled $926,041.

         On October 6, 2005, Laurus loaned the Company an additional $1,350,000, and the Company further amended and restated the Note to be in the principal amount of $7,350,000 for no separate or additional consideration. The Note, in the principal amount of $7,350,000 as of November 21, 2005, is the only note issued to Laurus by the Company that is currently outstanding.

         The proceeds received by the Company in connection with the financing transaction and subsequent borrowings from Laurus as of September 27, 2005 were used to pay the amounts set forth below to the persons or for the purposes set forth below:

            o  Company's former majority stockholder and senior secured lender, consisting of approximately $2,650,000 in settlement of
               the principal and $100,000 in interest                                   $  2,750,000
            o  Laurus transaction fee                                                      1,750,000
            o  Laurus Capital Management, LLC management and due diligence fees              210,250
            o  Loeb & Loeb escrow fee                                                          2,000
            o  Insurance premiums                                                            419,973
            o  Legal fees                                                                    146,773
            o  Accounting fees                                                                25,000
            o  Special committee and advisor fees                                             61,136
            o  Payments to series A preferred stockholders                                    35,000
            o  Louisiana mobilization costs                                                  238,173
            o  Working capital                                                               361,695
                                                                                        -------------
                  Total                                                                 $  6,000,000
                                                                                        =============

         As part of the financing transaction, Laurus required by the Company to obtain a $3,000,000 key man renewable term life insurance policy for the Company's president and chief executive officer. The Company is the beneficiary of the policy, which has a current annual premium of $24,769 payable by it. Laurus is a contingent beneficiary of this life insurance policy.

         Set forth below is a summary of the material terms of the agreements governing the Laurus financing transaction.

         Securities Purchase Agreement and Amended and Restated Secured Convertible Term Note. The funds borrowed under the Laurus financing are governed by, in addition to the Securities Purchase Agreement, the terms of the Note, a security agreement, a stock pledge agreement, a registration rights agreement and a subsidiary guaranty. Under the terms of the Securities Purchase Agreement, Laurus had a right to provide the Company with $1,300,000 in additional financing in excess of the original $5,000,000 that it provided to the Company. In connection with the additional borrowings described above, Laurus has provided all of such additional financing.

         Principal Borrowing Terms and Prepayment. Under the terms of the Note, as amended through October 6, 2005, which matures on June 30, 2008, the Company is required to make monthly repayments of principal, on the first of each month, to Laurus in the amount of $229,687.50, commencing as of January 1, 2006. Principal repayments were due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. Interest is payable monthly and started to accrue on August 1, 2005. All required interest payments as of the date of this report have been made. The Company will be able to pay such amounts in shares of its common stock should all of the following conditions be satisfied:

            o the average closing price of the Company's common stock for the five (5) trading days immediately prior each first of the month is equal to or greater than $.10;
            o the amount of the payment then due is not an amount greater than thirty percent (30%) of the aggregate dollar trading volume of the common stock for the period of twenty-two (22)
               trading days immediately prior to the first of each month;
            o  the common stock underlying the Note has been registered under an effective registration statement under the Securities Act of 1933 or is otherwise covered by an exemption from registration for resale pursuant to Rule 144 of the Securities Act of 1933;
            o Laurus' aggregate beneficial ownership of the Company's shares of common stock does not exceed 4.99%; and
            o  the Company is not in default of the Note.

         If any of these conditions are not satisfied, the Company is required to make payments in cash in an amount equal to 103% of the principal amount, plus accrued interest, then due. Should the Company be required to pay cash, this may have an adverse effect on its cash flow and liquidity.

         The Note may be redeemed by the Company in cash by paying the holder of the Note 120% of the principal amount, plus accrued interest. As discussed below, the holder of the Note may require the Company to convert all or a portion of the Note, together with related interest and fees, into fully paid shares of its common stock at any time. The number of shares to be issued shall equal the total amount of the Note to be converted, divided by an initial fixed conversion price of $0.09.

         If the Company issues shares of common stock to a third-party for consideration below the fixed conversion price of $.09 per share or issue derivative securities convertible into or exercisable for shares of common stock at prices below the fixed conversion price of $.09 per share, then the fixed conversion price of the Note will be reduced to such lower issuance or exercise price. In addition, the conversion price of the Note may be adjusted subject to customary anti-dilution provisions, such as if the Company pays a stock dividend, reclassifies its capital stock or subdivides or combines its outstanding shares of common stock into a greater or lesser number of shares.

         The Company may receive proceeds from the exercise of the option and the warrant described above if Laurus elects to pay the exercise price in cash rather executing a cashless exercise. Upon a cashless exercise, in lieu of paying the exercise price in cash, the selling stockholder would receive shares of the Company's common stock with a value equal to the difference between the market price of its common stock at the time of exercise and the exercise price set forth in the option and the warrant, multiplied by the number of shares so exercised. There would be no proceeds to the Company upon a "cashless exercise" of the option and the warrant. There can be no assurances that Laurus will exercise the option and warrant or that it will elect to pay the exercise price in cash in lieu of a "cashless exercise."

         In the event of default, 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest, is due. Laurus has contractually agreed to restrict its ability to convert the Note and/or exercise its warrant and option if such conversion and/or exercise would cause its beneficial ownership of shares of the Company's common stock to exceed 4.99% of the outstanding shares of its common stock. The 4.99% limitation is null and void without notice to the Company upon the occurrence and during the continuance of an event of default or upon 75 days' prior written notice to the Company. As of November 10, 2005, Laurus beneficially owns 1,500,000 shares of the Company's common stock, or approximately 4.46% of its outstanding capital stock. As a result, Laurus could only acquire up to approximately 175,200 additional shares, which would constitute of a conversion of approximately $15,768 of the principal amount of the Note, while remaining in compliance with the 4.99% limitation. Because Laurus is irrevocably prohibited from waiving this 4.99% limitation, except as described above, even if the other conditions allowing the Company to pay in shares of common stock have been satisfied, if Laurus cannot or does not reduce its ownership of the Company's common stock at a time when such reduction would be necessary to allow the Company to make a payment in shares of common stock, the Company would be required to pay Laurus in cash. This may have an adverse effect on the Company's cash flow and liquidity.

         The Note is secured by a lien on substantially all of the Company's assets, including the stock of its subsidiaries, all cash, cash equivalents, accounts, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, including promissory notes, contract rights, general intangibles, including payment intangibles. The Master Security Agreement, dated June 30, 2005, contains no specific financial covenants. The Master Security Agreement and the Note define certain circumstances under which they can be declared in default and subject to termination, including among others:

            o a failure to pay interest and principal payments when due on the first of the month or prior to the expiration of a three-business day grace period, unless agreed otherwise;
            o a breach by the Company of any material covenant or term or condition of the Note or in any agreement made in connection therewith and, to the extent subject to cure, such breach shall continue without remedy for a period of fifteen or thirty days, as the case may be, after any occurrence thereof;
            o a breach by the Company of any material representation or warranty made in the Note or in any agreement made in connection therewith;
            o any form of bankruptcy or insolvency proceeding instituted by or against the Company, which is not vacated within 30 days;
            o any attachment or lien in excess of $75,000 in the aggregate made upon the Company's assets or a judgment rendered against the Company's property involving a liability of more than $75,000 which shall remain unvacated, unbonded or unstayed for a period of 30 days;
            o a failure to timely deliver shares of common stock when due upon conversion of the Note or a failure to timely deliver a replacement note;
            o an SEC stop trade order or principal market trading suspension of the Company's common stock is in effect for 5 consecutive trading days or 5 days during a period of 10 consecutive trading days, provided the Company is not able to cure such trading suspension within 30 days of receiving notice or are not able to list its common stock on another principal market within 60 days of such notice;
            o a failure to have authorized and reserved shares of the Company's common stock for issuance on or before December 31, 2005 sufficient to provide for the full conversion of the Note, option and warrant issued by the Company to Laurus; and
            o an indictment or threatened indictment of the Company or any of its executive officers under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against the Company or any of its executive officers pursuant to which statutory or proceeding penalties or remedies available include forfeiture of any of the Company's property.

         Upon the occurrence of an event of default, the interest rate charged will be increased by 2% per month until the default is cured; should the default continue beyond any applicable grace period, then Laurus could require the Company to repay 120% of any principal and interest outstanding under the Note.

         The Company also entered into a Funds Escrow Agreement, dated June 30, 2005, with Laurus and Loeb & Loeb LLP, as escrow agent, pursuant to the requirements of the Security Agreement. Under the terms of the Funds Escrow Agreement, the funds from Laurus were placed in escrow pending receipt by the escrow agent of fully executed transaction documents and disbursement instructions, upon receipt of which such funds were released to the Company.

         Pursuant to the terms of a Registration Rights Agreement, dated June 30, 2005, the Company is obligated to file a registration statement with the Securities and Exchange Commission registering the resale of shares of the Company's common stock issuable upon a conversion of the Note and upon the exercise of the option and warrant issued to Laurus. If the registration statement, which was filed on October 3, 2005, is not declared effective by November 22, 2005 by the Securities and Exchange Commission, then the Company will be subject to the following monetary penalties, unless waived:

            o 1.5% of the principal outstanding on the Note, for the first thirty days, prorated for partial periods, which equals $3,675 per day based upon the $7,350,000 principal amount of the Note currently outstanding; and
            o 2.0% of the principal outstanding on the Note, for each thirty day period, prorated for partial periods, which equals $4,900 per day.

         The following represents the schedule repayments of the Laurus financing along with the accretion of the discounts as of September 27, 2005:

------------------------- ---------------------------- ------------------------
       Year Ended                   Principal              Accreted Interest
       ----------                   ---------              -----------------
------------------------- ---------------------------- ------------------------
        2006                      $1,239,236                  $  648,382
------------------------- ---------------------------- ------------------------
        2007                       2,276,683                   1,355,743
------------------------- ---------------------------- ------------------------
        2008                       2,484,081                   2,934,578
------------------------- ---------------------------- ------------------------

         The Company also issued a subordinated secured promissory note to Spotless in the principal amount of $500,000, bearing interest at LIBOR plus 1%. Pursuant to the terms of the note the Company issued to Spotless, amortization payments of $50,000 per month, which become due and payable beginning July 1, 2007 until all amounts due thereunder are fully paid, so long as the Company is not in default on the Laurus Note. The note the Company issued to Spotless, together with the $2,750,000 payment to Spotless referred to above, fully satisfied all of the Company's financial obligations to Spotless. In connection with this financing transaction, the Company, along with Spotless, terminated the account receivable finance agreement between them, except with respect to the Company's obligation to continue to collect and remit payment of outstanding accounts receivable that Spotless purchased under the agreement. As part of the transactions, Spotless assigned to the Company an account receivable with a balance of $189,196.82 to the Company agreed to pay this amount to Spotless no later than June 30, 2006. Pursuant to a transition services agreement, Spotless agreed to provide the services of Mr. Murphy to the Company, including in relation to advice in the areas of:

            o  administration;
            o  accounting, finance and risk management; and
            o assisting in the preparation and review of the Company's reports filed with the SEC during a six-month transitional process for a fee of $5,000 per month and a payment of $25,000 to Mr. Murphy at the end of the transitional period.

         On June 30, 2005, Spotless, through one of its wholly owned subsidiaries, sold 15,469,964 shares of common stock of the Company to Michael O'Reilly, the Company's president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued by Mr. O'Reilly to Spotless, bearing interest at LIBOR plus 1%. Spotless surrendered its remaining 45,865,143 shares to the Company for cancellation. In addition, the Company issued a ten year option exercisable at $0.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of common stock in connection with his:

            o issuance of a personal guaranty to Laurus for $3,250,000 of the $5,000,000 principal amount of the original Laurus note;
            o agreement to a new employment agreement, which (a) does not include a put right that existed in his old employment agreement requiring the Company, under certain circumstances, to buy his shares of common stock and shares underlying his options, and
                (b) calls for a base salary of $285,000 per year and a bonus equal to 2.5% of the Company's pre-tax income, as defined in the employment agreement; and
            o agreement to personally guarantee the Company's bonding obligations, each of which was a condition precedent to the consummation of the Company's financing transaction with Laurus.

         On June 30, 2005, the Company (a) issued ten-year options exercisable at $0.09 per share to its series A convertible stock preferred stockholders, including Dr. Kevin Phillips, one of its directors, to purchase an aggregate of 500,000 shares of the Company's common stock and (b) agreed to pay, out of legally available funds, accrued and unpaid dividends in an aggregate of (1) $35,000 to the series A convertible preferred stockholders, on each June 30, 2005, September 30, 2005 and December 30, 2005 and (2) $50,000 to the series A convertible preferred stockholders on February 28, 2007 in consideration for their agreement to (1) postpone their rights to require the Company to redeem, upon six (6) months notice, their series A convertible preferred stock from February 2007 until the earlier of
         (a) six months after the repayment of the note issued by the Company to Laurus or (b) June 30, 2010; and (2) defer receipt of dividend payments on the series A convertible preferred stock due on and after June 30, 2005. On December 6, 2004, the

         Company issued a ten-year option exercisable at $0.035 per share to Dr. Kevin J. Phillips to purchase 100,000 shares under its 2001 Equity Incentive Plan in connection with his service as a director of the Company.

         On June 30, 2005, Michael O'Reilly and the series A convertible preferred stock stockholders, including Dr. Kevin J. Phillips, who is a director, agreed, pursuant to a forbearance and deferral agreement to which the Company is a party, to propose and vote in favor of an amendment to the Company's Certificate of Incorporation in order to sufficiently increase the number of authorized shares at the Company's next annual shareholders meeting to be held by December 2005. In addition, Mr. O'Reilly, the series A

         On May 24, 2005, the Company's board of directors granted a non-plan ten-year option exercisable at $0.06 per share to Tony Towell to purchase 250,000 shares of common stock in connection with his service on its then-existing special committee. Mr. Towell would only be required to pay cash to the Company, if at all, in connection with exercising the option prior to expiration.

         On May 24, 2005, the Company's board of directors granted a non-plan five-year options exercisable at $01 per share and $0.1875 per share to Michael O'Reilly to purchase 2,000,000 and 250,000 shares of common stock, respectively, in an effort to continue incentivizing him in his capacity as the Company's President and Chief Exectutive Officer.
         Mr. O'Reilly would be required to pay cash to the Company, if at all, in connection with exercising the option prior to expiration.

         On December 6, 2004, the Company's board of directors granted a ten-year options exercisable at $0.035 per share to each of Tony Towell and Dr. Kevin Phillips to purchase 100,000 shares of common stock under the Company's 2001 Equity Incentive Plan in connection with their service as the Company's directors. Mr. Towell and Dr. Phillips would only be required to pay cash to the Company, if at all, in connection with exercising their options prior to expiration.

         During the Company's fiscal year ended July 1, 2003, the Company repaid a $100,000 convertible note held by Anthony P. Towell, a director. This note was issued in 1997, provided for interest at a rate equal to 12% per annum and was convertible at a rate of $.15 per share of common stock. On May 24, 2005, the Company issued a non-plan ten-year option exercisable at $0.06 per share to Tony Towell to purchase 250,000 shares in connection with his service on the then-existing special committee of the Company. On December 6, 2004, the Company issued a ten-year option exercisable at $0.035 per share to Tony Towell under its 2001 Equity Incentive Plan in connection with his service as a director of the Company.

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

         The Company had an oral understanding with Michael O'Reilly pursuant to which the Company paid the full carrying costs, including mortgage payments, of a condominium that he beneficially owned and that the Company used for marketing purposes. The full carrying costs during the Company's fiscal years ended June 28, 2005 and June 29, 2004 were approximately $7,150 and $17,800, respectively. In connection with this arrangement, the Company also provided mitigation and restoration services to restore the premises in connection with severe water damage caused by a failed water heater, valued at approximately $56,780, constituting the Company's direct costs, allocated overhead without any markup.

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

7. SUBSEQUENT EVENTS - In conjunction with the Laurus transactions, the Company entered into a registration rights agreement, which obligated it, among other things, to file its initial registration statement on Form S-1 with the SEC on or before September 23, 2005 or be subject to a liquidated damage claim. Laurus granted the Company an extension during which time no liquidated damage claim was assessed, and the Company filed its Form S-1 on October 3, 2005, prior to the expiration of the extension.

         In September 2005 and in the wake of Hurricane Katrina, the Company established offices in Louisiana and is directing considerable resources to generating new business opportunities in that area.

         On October 6, 2005, Laurus loaned the Company an additional $1,350,000, and the Company amended and restated the Laurus note to be in the principal amount of $7,350,000. The proceeds of this loan were used to fund the Company's Louisiana operations. On November 10, 2005, Laurus granted the Company a two-month amortization deferral pursuant to which the Company's first principal payment under the Laurus note has been deferred from November 1, 2005 until January 1, 2006.

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

Our revenues are derived from projects for which we work either on a time and materials basis or pursuant to a fixed price contract. In the thirteen week period ended September 27, 2005 and fiscal 2005, substantially all of our revenues were derived from time and materials contracts. Under our fixed-price contracts, we assess the scope of work to be done and contract to perform a specified scope of work for a fixed price, subject to adjustment for work outside such scope of work, upon prior approval by our customers. Because most of our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of our projects are performed on a time and materials basis. Under our time and materials contracts, we charge our customers for labor, equipment usage, allocated overhead and a markup relating thereto.

We have encountered slow collections of certain of our accounts receivable. We expect to have sufficient working capital to fund our current operations as long as we do not encounter further difficulty collecting our accounts receivable. However, market conditions, including expenses incurred in connection with hurricanes Katrina and Wilma, and their effect on our liquidity may restrict our use of cash. In the event that sufficient positive cash flow from operations is not generated, we may need to seek additional financing in addition to the financing provided by the financing transactions entered into with Laurus. Laurus is under no obligation to provide any funding to us. Currently, we have no credit facility for additional borrowing.

We currently are engaged on various projects for private sector commercial and residential customers in the gulf coast and Florida regions. Under time and materials contracts or other arrangements, we have billed in excess of $2.2 million of work that we have completed in connection with these projects. We have also billed in excess of $7.4 million for these projects that are still in progress. As of October 31, 2005 during our fiscal 2006, we have billed an aggregate of over of $11 million of time and materials projects. Management believes that we will be engaged to perform substantial additional projects in this region in the near term, possibly including federally funded projects on which we have not focused to date; however, no assurance can be given in this regard until contracts relating to these projects have been executed.

As described above, we have encountered difficulty with cash collections and slow cash flow due primarily to factors including:

       o  customers refusing to pay prior to receiving insurance reimbursements;
       o customers' facility managers needing to wait for insurance adjustors to approve work before the remission of payment to its customers; and
       o certain customers refusing to pay in connection with disputed change orders.

In an effort to enhance our cash flows from operations, beginning shortly in its 2005 fiscal year, we began implementing improvements in its billing and invoicing procedures as follows:

       o we generally do not commence projects until we have a fully executed contract;
       o our service contracts provide that its customers are directly obligated for its services; o we require client approval with respect to the work performed or to be performed;
       o we generally seek deposits or mobilization fees for our time and materials contracts;
       o we engage local legal counsel in the areas in which we operate to file liens against customers' real property in the event of contract disputes; and
       o all invoices submitted for payment are reviewed for proper documentation.

Because some of these are relatively new changes, no assurances can be given that they will be successful in improving our collections and cash flows. Further, approximately 5% of our current projects are performed under procedures that predate these improvements.

On June 30, 2005, we issued to Laurus a three-year secured convertible term note in the principal amount of $5,000,000. Subsequently, Laurus loaned us an additional $2,350,000, and we amended and restated the note accordingly. As of November 21, 2005, the principal amount of the Laurus note outstanding equaled $7,350,000. On November 10, 2005, Laurus agreed to defer the principal monthly payments due in November and December 2005 in the aggregate amount of $495,375 until June 30, 2008, the maturity date of the Laurus note, in order to facilitate financing of our gulf coast and Florida operations.

ABILITY TO CONTINUE AS A GOING CONCERN

         Our independent auditors raised a concern in their report on our financial statements for our 2005 fiscal year about our ability to continue as a going concern. Our auditors have stated that due to our recurring losses from operations, working capital deficit, stockholders' deficit and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, there is "substantial doubt" about our ability to continue as a going concern. Although we generated a net profit of $82,441 for our 2005 fiscal year, we have recorded a loss of $(1,239,781) for the quarter ended September 27, 2005 and the uncertainty about our ability to continue as a going concern may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

CRITICAL ACCOUNTING POLICIES

  Management's discussion and analysis of our financial position and results of operations are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these audited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the unaudited interim consolidated financial statements are accounting for stock based transactions, contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

Stock Based Transactions - The Company consummated various transactions where it paid the consideration primarily in options or warrants to purchase its common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

The Company has recognized the value of the equity instruments issued with financing transactions in accordance with Accounting Principles Board Opinion No. 14 and Emerging Issues Task Force Consensuses 98-5 and 00-27. The intrinsic value of the options and the fair value of the warrants are calculated and the proportionate values of the resulting debt and equity components have been recognized as debt discounts with equivalent credits to equity. The beneficial conversion features of the warrants, including the effective values under EITF 00-27 have also been recognized. All of the discounts are being amortized over the life of the debt in accordance with the latter pronouncement.

When options or warrants to purchase our common stock are used as incentives for employees, officers or directors, we use the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by Statement of Financial Accounting Standards "SFAS" No. 123. The intrinsic value method calculates the value of the option or warrant at the difference between the exercise price and the price of the stock on the day the option or warrant is granted, except that such value is zero if the exercise price is higher than the price of the stock.

Once the transaction value is determined, GAAP requires us to record the transaction value as an expense or asset as determined by the transaction and to record an increase in paid-in capital.

When options or warrants to purchase our common stocks are used in transactions with third parties, the transaction is valued using the Black-Scholes valuation method. The Black-Scholes valuation method is widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to establish market value of stock options or warrants:

        o  exercise price (the price to be paid for a share in our stock);
        o  price of our stock on the day the options or warrants are granted;
        o number of days that the options or warrants can be exercised before they expire;
        o  trading volatility of our stock; and
        o  annual interest rate on the day the option or warrant is granted.

The determination of expected volatility requires management to make an estimate and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

Contract Accounting - Revenue derived from services provided to customers over periods of less than one month is recognized at the completion of the related contracts. Revenue from firm fixed price contracts that extend over periods of one month or more is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, the effect of contract penalty provisions and final contract settlements may result in revisions to estimates of costs and income and are recognized in the period in which the revisions are determined. Revenue from claims is recognized when realization is probable and the amount can be reliably estimated. Revenues from time and material contracts that extend over a period of more than one month are recognized as services are performed.

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

Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of June 28, 2005. We currently provide for income taxes only to the extent that it expects to pay cash taxes on current income. Should we be profitable in the future at levels which cause management to conclude that is more likely than not that it will realize all or a portion of the deferred tax assets, we would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at our combined federal and state effective rates.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 27, 2005 AND SEPTEMBER 28, 2004

Revenue

Total revenues for the thirteen weeks ended September 27, 2005 decreased by $314,167, or 5.7%, to $5,164,339 from $5,478,506 for the thirteen weeks ended
September 28, 2004. This decrease in revenue was primarily attributable to a decrease of approximately $900,000 in our emergency, disaster response and remediation work (associated primarily with the hurricanes in Florida in the fiscal 2004 period) and an approximately $500,000 decrease in our spill and soil environmental remediation. These decreases were partially offset by an approximately $900,000 increase in our asbestos, lead and mold work, and a $300,000 increase in restoration work.

Our revenues in the thirteen weeks ended September 27, 2005 reflect revenues of approximately $456,000, generated from work relating to hurricanes Katrina and Wilma, the revenues attributable to which we expect to be reflected primarily in later periods.

Cost of Revenues

Cost of revenues increased $23,147 or 0.5%, to $4,385,270 for the thirteen weeks ended September 27, 2005 as compared to $4,362,123 for the thirteen weeks ended September 28, 2004. This increase was primarily attributable to an increase of approximately $808,000 in payroll, including fringe benefits, an increase of approximately $103,000 for travel and travel-related expenses associated with the mobilization to Louisiana to begin the cleanup of the damage caused by Hurricane Katrina and an increase in leasing expenses of approximately $42,000 attributed to the rental of three premises, which together serve as a satellite office, regional command center, training center and housing for our employees sent to the Gulf Coast, partially offset by the favorable effect of not recording as a cost of revenue costs in excess of billings approximately $492,000 of costs relating to Hurricane Katrina work that had not yet been billed, in addition to a decrease of approximately $396,000 in direct job-related costs relating to subcontractor expenses, materials, supplies, equipment rental, and waste disposal costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $274,370, or 22.0%, to $1,506,404 for the thirteen weeks ended September 27, 2005 from $1,232,034 for the thirteen weeks ended September 28, 2004 and constituted approximately 29% and 22.5% of revenues in such periods, respectively. This increase was primarily attributable to an increase of $50,000 to our bad debt reserve, increases in insurance costs of approximately $26,000, increased accounting and legal fees of approximately $206,000 and a $25,000 increase in marketing expenses. These were partially offset by a decrease of approximately $117,000 in consulting fees that were expended in the fiscal 2004 period.

Benefit Related to Variable Accounting Treatment for Officer Options

Under the terms of a previous employment agreement with us and a separate agreement with Spotless, our President and chief executive officer was able to sell to us, or in certain circumstances to Spotless, all shares of our common stock held by him and all shares of our common stock underlying vested options to purchase shares of our common stock held by him upon the occurrence of certain events. There was no benefit or expense required to be recorded in the thirteen weeks ended September 27, 2005 due to elimination of this risk on June 30, 2005. There was no benefit or expense required to be recorded in the thirteen weeks ended September 28, 2004 due to the low market price of our common stock. Due to the terms of the options, changes in the market price of our common stock, in either direction, resulted in a corresponding expense or benefit.

Interest Expense

Interest expense increased by $382,938 to $594,042 for the thirteen weeks ended September 27, 2005 from $211,104 for the thirteen weeks ended September 28, 2004. This increase was due to approximately $176,000 of interest expense incurred to Laurus, approximately $135,000 of which related to the amortization of discounts, and an increase of approximately $283,000 attributable to the amortization of deferred financing costs relating to the Laurus transaction partially offset by a reduction of $65,000 in interest expense incurred to Spotless and a decrease of approximately $146,000 due to the lack of sales of accounts receivable to Spotless in the thirteen week period ended September 27, 2005.

Provision for Income Taxes

The provision for income taxes for the thirteen weeks ended September 27, 2005 was $8,218 as compared to $2,589 for the thirteen weeks ended September 28, 2004. This increase was the result of higher taxable income for the thirteen weeks ended September 27, 2005 primarily attributable to the cancellation of debt owed to our former majority stockholder and senior secured lender.

In addition, we have a tax liability of $686,893 in connection with the cancellation of a secured note payable to a related party, which has been credited to additional paid-in capital.

Net Loss

A net loss of $(1,239,781) was incurred for the thirteen weeks ended September 27, 2005 as compared to a net loss of ($328,545) incurred for the thirteen weeks ended September 28, 2004. The change was the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2005, we had a cash balance of $147,493, working capital of $2,597,138 and stockholders' equity of $5,552,011. As of June 28, 2005, we had a cash balance of $512,711, working capital deficit of $(1,690,676) and a stockholders' deficit of $(683,514).

Historically, we have financed our operations primarily through issuance of debt and equity securities, through short-term borrowings from our former majority shareholder, and through cash generated from operations. In our opinion, we expect to have sufficient working capital to fund our current operations as long as we do not encounter further difficulty collecting our accounts receivable. However, market conditions, including expenses incurred in connection with hurricanes Katrina and Wilma, and their effect on our liquidity may restrict our use of cash. In the event that sufficient positive cash flow from operations is not generated or is generated slowly in connection with the eight to sixteen months that it typically takes us to collect on accounts receivables, for example, we may need to seek additional financing. We currently have no credit facility for additional borrowing.

As of the quarter ended September 27, 2005, we purchased in excess of $371,000 of additional trucks and vehicles to assist us in responding to the damage caused by Hurricane Katrina. At this time, we do not have any other material commitments for capital expenditures. We intend, however, to make additional capital expenditures, to the extent our financial resources permit, as may be required in connection with rendering our services in the future.

Our liquidity was adversely affected by its unrecouped costs incurred in connection with an oil storage tank project in 2003. We believe that we will be successful in collecting for this project, but no assurance can be given as to the timing or amount of any such recovery. Management believes that we will require positive cash flow from operations to meet our working capital needs over the next twelve months unless we increase our borrowings from Laurus or obtain debt or equity financing from a third party. Management has preliminarily explored additional funding sources, but has been unable to attract additional debt or equity capital. So long as we have sufficient working capital, we anticipate continued revenue growth in new and existing service areas and continue to bid on large projects, though there can be no assurance that any of our bids will be accepted or that we will have sufficient working capital. We are striving to improve our gross margin and control our selling, general and administrative expenses, subject to our need to incur labor, capital and equipment expenses in connection with our operations in hurricane-affected areas. There can be no assurance, however, that changes in our plans or other events affecting our operations will not result in accelerated or unexpected cash requirements, or that we will be successful in achieving positive cash flow from operations or obtaining additional financing.

As described above, we have encountered difficulty with cash collections and slow cash flow due primarily to factors including:

        o customers refusing to pay prior to receiving insurance reimbursements;
        o customers' facility managers needing to wait for insurance adjustors to approve work before the remission of payment to its customers; and
        o certain customers refusing to pay in connection with disputed change orders.

In an effort to enhance our cash flows from operations, beginning in our 2005 fiscal year, we began implementing improvements in its billing and invoicing procedures as follows:

        o we generally do not commence projects until we have a fully executed contract;
        o our service contracts provide that our customers are directly obligated for our services;
        o we require client approval with respect to the work performed or to be performed; o we generally seek deposits ranging from 33% to 50% for time and materials contracts;
        o we engage local legal counsel in the areas in which we operate to file liens against customers' real property in the event of contract disputes; and
        o all invoices submitted for payment are reviewed for proper documentation.

Because some of these are relatively new changes and function only as general guidelines with ideal success being ultimately dependent on our customers' behavior, no assurances can be given that they will be successful in improving our collections and cash flows. Further, approximately 5% of our current projects are performed under procedures that predate these improvements.

On June 30, 2005, we issued to Laurus Master Fund, Ltd. a three-year secured convertible term note in the principal amount of $5,000,000. Subsequently, Laurus loaned us an additional $2,350,000, and we amended and restated the note accordingly. As of November 21, 2005, the principal amount of the Laurus note outstanding equaled $7,350,000. On November 10, 2005, Laurus agreed to defer the principal monthly payments due in November and December 2005 in the aggregate amount of $495,375 until June 30, 2008, the maturity date of the Laurus note.

Laurus holds a senior security interest in our and our subsidiaries assets collateralizing the Note, including a pledge of the stock of our subsidiaries. In addition, Spotless holds a subordinated security interest collateralizing our $500,000 note issued to Spotless. The existence of these security interests may impair our ability to raise additional debt capital.

Net cash used in operating activities was $416,408 for the thirteen weeks ended September 27, 2005 as compared to net cash provided by operations of $287,432 for the thirteen weeks ended September 28, 2004. Accounts receivable increased by $1,654,817 for the thirteen weeks ended September 27, 2005 primarily as a result of hurricane-related work billed toward the end of the period and difficulties with cash collections. Accounts receivable increased by $999,315 for the thirteen weeks ended September 28, 2004 primarily as a result of increased sales related to hurricanes in Florida. Accounts payable and accrued expenses increased by $1,994,724 for the thirteen weeks ended September 27, 2005 primarily as a result of the costs associated with our mobilization efforts in Louisiana in addition to an increase of $528,000 for insurance premiums. Accounts payable and accrued expenses increased by $131,437 for the thirteen weeks ended September 28, 2004 as a result of an increased volume of remediation activity.

Cash used for capital expenditures increased to $885,482 during the thirteen weeks ended September 27, 2005 as compared to $56,011 for the thirteen weeks ended September 28, 2004 due to the purchase of 10 trucks, 5 campers, 1 trailer and 1 life raft, blowers, dehumidifiers and other assets to be utilized in the clean-up efforts relating to Hurricane Katrina.

Cash provided by financing activities for the thirteen weeks ended September 27, 2005 was $936,672, primarily as a direct result of $3,329,435 received in connection with our debt restructuring with Laurus, which included a net increase of $1,500,000 in borrowings and the cancellation of $686,893 of our previous secured note payable to Spotless. Financing activities for the thirteen weeks ended September 28, 2004 used net cash of $157,063 as a result of long-term debt repayment.

As of June 28, 2005, we owed Spotless Plastics (USA) Inc. ("Spotless") $5,000,000 under a promissory note dated November 16, 2001, in the original principal amount of $1,700,000. The Spotless note was collateralized by all of our assets.

As of June 28, 2005, Spotless was due payment from third parties for purchased accounts receivable in the amount of $349,985 under our account receivable agreement dated February 5, 2004, with us. As of such date, Spotless had purchased from us an aggregate amount of our accounts receivable equaling $4,991,252 at an aggregate discount of $911,202, for an aggregate purchase price of $4,080,050. Pursuant to the account receivable finance agreement, Spotless was able to purchase at a discount certain of our accounts receivable without recourse for cash, subject to certain terms and conditions. This accounts receivable finance agreement has been terminated.

On June 30, 2005, we entered into a financing transaction with Laurus Master Fund, Ltd. pursuant to the terms of a securities purchase agreement and related documents. Under the terms of the financing transaction, we issued to Laurus:

        o pursuant to the terms of a secured convertible term note, dated June 30, 2005, a three-year note in the principal amount of $5,000,000 (as amended and restated, the "Note"). The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not less than 7.25%), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $0.09 following the effective date(s) of the registration statement or registration statements covering the shares of our common stock underlying the Note and the warrant issued to Laurus;
        o pursuant to the terms of an Option Agreement, dated June 30, 2005, a twenty-year option to purchase 30,395,179 shares of our common stock at a purchase price of $0.0001 per share, and
        o pursuant to the terms of a Common Stock Purchase Warrant, dated June 30, 2005 a seven-year common stock purchase warrant to purchase 13,750,000 shares of our common stock at a purchase price of $0.10 per share.

After consummating the transaction on June 30, 2005, Laurus subsequently provided additional financing to us on the same terms and conditions as follows:

        o on July 13, 2005, Laurus loaned us an additional $350,000, and we amended and restated the Note, to be in the principal amount of $5,350,000;
        o on September 9, 2005, Laurus loaned us an additional $650,000, and we further amended and restated the Note to be in the principal amount of $6,000,000; and
        o on October 6, 2005, Laurus loaned us an additional $1,350,000, and we further amended and restated the Note to be in the principal amount of $7,350,000. This is the only note outstanding payable by us to Laurus.

The proceeds received by us in connection with the financing transaction and subsequent borrowings from Laurus as of November 3, 2005 were used to pay the amounts set forth below to the persons or for the purposes set forth below:

        o  Former majority stockholder and senior secured lender,
           consisting of approximately $2,650,000 in settlement of the
           principal and $100,000 in interest                                           $   2,750,000
        o  Laurus transaction fee                                                           1,750,000
        o  Laurus Capital Management, LLC management and due diligence fees                   262,900
        o  Loeb & Loeb escrow fee                                                               2,000
        o  Insurance premiums                                                                 583,459
        o  Legal fees                                                                         166,773
        o  Accounting fees                                                                     45,000
        o  Special committee and advisor fees                                                  61,136
        o  Payments to series A preferred stockholders                                         35,000
        o  Katrina mobilization costs                                                         238,173
        o  Working capital                                                                  1,455,559
                                                                                        -------------
             Total                                                                      $   7,350,000
                                                                                        ==============

As part of the financing transaction, Laurus required us to obtain a $3,000,000 key man renewable term life insurance policy for our president and chief executive officer. We are the beneficiary of the policy, which has a current annual premium of $24,769 payable by us. Laurus is a contingent beneficiary of this life insurance policy.

Set forth below is a summary of the material terms of the agreements governing the Laurus financing transaction.

Securities Purchase Agreement and Amended and Restated Secured Convertible Term Note. The funds borrowed under the Laurus financing are governed by, in addition to the Securities Purchase Agreement, the terms of the Note, a security agreement, a stock pledge agreement, a registration rights agreement and a subsidiary guaranty. Under the terms of the Securities Purchase Agreement, Laurus had a right to provide us with $1,300,000 in additional financing in excess of the original $5,000,000 that it provided to us. In connection with the additional borrowings described above, Laurus has provided all of such additional financing.

Principal Borrowing Terms and Prepayment. Under the terms of the Note, which matures on June 30, 2008, we are required to make monthly repayments of principal, on the first of each month, to Laurus in the amount of $229,687.50, commencing as of January 1, 2006. Principal repayments were due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. Interest is payable monthly and started to accrue on August 1, 2005. All required interest payments as of the date of this report have been made. We will be able to pay such amounts in shares of its common stock should all of the following conditions be satisfied:

        o the average closing price of our common stock for the five (5) trading days immediately prior each first of the month is equal to or greater than $.10;
        o the amount of the payment then due is not an amount greater than thirty percent (30%) of the aggregate dollar trading volume of our common stock for the period of twenty-two (22)
           trading days immediately prior to the first of each month;
        o  our common stock underlying the Note has been registered under an effective registration statement under the Securities Act of 1933 or is otherwise covered by an exemption from registration for resale pursuant to Rule 144 of the Securities
           Act of 1933;
        o Laurus' aggregate beneficial ownership of our common stock does not exceed 4.99%; and
        o  we are not in default of the Note.

If any of these conditions are not satisfied, we are required to make payments in cash in an amount equal to 103% of the principal amount, plus accrued interest, then due. Should we be required to pay cash, this may have an adverse effect on our cash flow and liquidity.

The Note may be redeemed by us in cash by paying the holder of the Note 120% of the principal amount, plus accrued interest. As discussed below, the holder of the Note may require us to convert all or a portion of the Note, together with related interest and fees, into fully paid shares of its common stock at any time. The number of shares to be issued shall equal the total amount of the Note to be converted, divided by an initial fixed conversion price of $0.09.

If we issue shares of common stock to a third-party for consideration below the fixed conversion price of $.09 per share or issue derivative securities convertible into or exercisable for shares of common stock at prices below the fixed conversion price of $.09 per share, then the fixed conversion price of the Note will be reduced to such lower issuance or exercise price. In addition, the conversion price of the Note may be adjusted subject to customary anti-dilution provisions, such as if we pay a stock dividend, reclassify our capital stock or subdivide or combine our outstanding shares of common stock into a greater or lesser number of shares.

We may receive proceeds from the exercise of the option and the warrant described above if the selling stockholder elects to pay the exercise price in cash rather executing a cashless exercise. Upon a cashless exercise, in lieu of paying the exercise price in cash, the selling stockholder would receive shares of our common stock with a value equal to the difference between the market price of its common stock at the time of exercise and the exercise price set forth in the option and the warrant, multiplied by the number of shares so exercised. There would be no proceeds to us upon a "cashless exercise" of the option and the warrant. There can be no assurances that Laurus will exercise the option and warrant or that we will elect to pay the exercise price in cash in lieu of a "cashless exercise."

In the event of default, 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest, is due. Laurus has contractually agreed to restrict its ability to convert the Note and/or exercise its warrant and option if such conversion and/or exercise would cause its beneficial ownership of shares of our common stock to exceed 4.99% of the outstanding shares of its common stock. The 4.99% limitation is null and void without notice to us upon the occurrence and during the continuance of an event of default or upon 75 days' prior written notice to us. As of the date of this report, Laurus beneficially owns 1,500,000 shares of our common stock, or approximately 4.46% of our outstanding capital stock. As a result, Laurus could only acquire up to approximately 175,200 additional shares, which would constitute of a conversion of approximately $15,768 of the principal amount of the Note, while remaining in compliance with the 4.99% limitation. Because Laurus is irrevocably prohibited from waiving this 4.99% limitation, even if the other conditions allowing us to pay in shares of common stock have been satisfied, if Laurus cannot or does not reduce its ownership of our common stock at a time when such reduction would be necessary to allow us to make a payment in shares of common stock, we would be required to pay Laurus in cash. This may have an adverse effect on our cash flow and liquidity.

The Note is secured by a lien on substantially all of our assets, including the stock of our subsidiaries, all cash, cash equivalents, accounts, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, including promissory notes, contract rights, general intangibles, including payment intangibles. The Master Security Agreement, dated June 30, 2005, contains no specific financial covenants. The Master Security Agreement and the Note define certain circumstances under which they can be declared in default and subject to termination, including among others:

        o a failure to pay interest and principal payments when due on the first of the month or prior to the expiration of the three-business day grace period unless agreed otherwise;
        o a breach by us of any material covenant or term or condition of the Note or in any agreement made in connection therewith and, to the extent subject to cure, such breach shall continue without remedy for a period of fifteen or thirty days, as the case may be, after any occurrence thereof;
        o a breach by us of any material representation or warranty made in the Note or in any agreement made in connection therewith;
        o any form of bankruptcy or insolvency proceeding instituted by or against us, which is not vacated within 30 days;
        o any attachment or lien in excess of $75,000 in the aggregate made upon our assets or a judgment rendered against our property involving a liability of more than $75,000 which shall remain unvacated, unbonded or unstayed for a period of 30 days;
        o a failure to timely deliver shares of common stock when due upon conversion of the Note or a failure to timely deliver a replacement note;
        o an SEC stop trade order or principal market trading suspension of our common stock is in effect for 5 consecutive trading days or 5 days during a period of 10 consecutive trading days, provided we are not able to cure such trading suspension within 30 days of receiving notice or are not able to list our common stock on another principal market within 60 days of such notice;
        o a failure to have authorized and reserved shares of our common stock for issuance on or before December 31, 2005 sufficient to provide for the full conversion of the Note, option and warrant issued by us to Laurus; and
        o an indictment or threatened indictment of us or any of our executive officers under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against us or any of our executive officers pursuant to which statutory or proceeding penalties or remedies available include forfeiture of any of our property.

Upon the occurrence of an event of default, the interest rate charged will be increased by 2% per month until the default is cured; should the default continue beyond any applicable grace period, then Laurus could require us to repay 120% of any principal and interest outstanding under the Note.

Pursuant to the terms of a Registration Rights Agreement, dated June 30, 2005, we are obligated to file a registration statement with the Securities and Exchange Commission registering the resale of shares of our common stock issuable upon a conversion of the Note and upon the exercise of the option and warrant issued to Laurus. If the registration statement, which was filed on October 3, 2005, is not declared effective by November 22, 2005 by the Securities and Exchange Commission, then we will be subject to the following monetary penalties, unless waived:

        o 1.5% of the principal outstanding on the Note, for the first thirty days, prorated for partial periods, which equals $3,675 per day based upon the $7,350,000 principal amount of the Note currently outstanding; and
        o 2.0% of the principal outstanding on the Note, for each thirty day period, prorated for partial periods, which equals $4,900 per day.

The table below summarizes contractual obligations and commitments as of November 3, 2005, including interest payments on our debt:

                                       Total         1 Year          2-3 Years     4-5 Years      Thereafter
                                       -----         ------          ---------     ---------      ----------
Operating Leases                   $ 1,210,128     $  948,410          $261,718      $     -         $-

Capitalized Leases                     477,733        208,180           240,421       29,132          -

Laurus Note                          7,350,000      1,518,011         5,831,989            -          -
Principal

Laurus Note                          1,039,086        576,158           462,928            -          -
Interest Expense -- Cash

Laurus Note                          6,263,786        672,278         5,591,608            -          -
Interest Expense -
Accreted Discount

Spotless Note                          500,000              -           500,000            -          -
Principal

Spotless Note, including
Interest Expense                        20,949              -            20,949            -          -
                                   ------------    -----------      ------------     --------        ---

Total                              $16,861,682     $3,923,037       $12,909,513      $29,132         $-
                                   ============    ===========      ============     ========        ===

These amounts are based on the assumed interest payments for:

        o   the Laurus Note at a rate of 8.75%;
        o   effective financing rate of the Laurus Note of 72.667%;
        o   the Spotless note at a rate of 8.75%; and
        o various other long-term debt with maturities ranging from 3 months to 54 months and aggregating $477,733 for financed trucks and vehicles with interest rates ranging from 3.95% to 13.99%.

OFF-BALANCE SHEET ARRANGEMENTS

Although we do not have any financing arrangements that have not been recorded in our financial statements, our transaction with Laurus resulted in a significant discount that reduced the carrying value of our debt obligation to Laurus. As of September 27, 2005, the Note had a principal balance of $6,000,000 with a corresponding discount of $4,938,702, resulting in a carrying amount of $1,061,298 on our balance sheet.

INFLATION

Inflation has not had a material impact on our operations over the past three fiscal years or during the thirteen weeks ended September 27, 2005. We experienced an increase of 11.9% in fuel costs during the first quarter of this year due to increased oil prices, including the effect of Hurricane Katrina on the delivery of fuel.

SEASONALITY

Since we and our subsidiaries are able to perform most of our and their services throughout the year, business is not considered seasonal in nature. However, we and our subsidiaries are affected by:

        o the timing of large projects in certain of its and their service areas, i.e., asbestos and mold abatement and construction;
        o   the timing of catastrophes; and
        o   inclement weather conditions.

In particular, extended periods of rain, cold weather or other inclement weather conditions may result in delays in commencing or completing projects, in whole or in part. Any such delays may adversely affect our operations and financial results and may adversely affect the performance of other projects due to scheduling and staffing conflicts.

                           FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Actual results could differ materially from any expectation, estimate or projection conveyed by these statements and there can be no assurance that any such expectation, estimate or projection will be met. Numerous important factors, risks and uncertainties affect our operating results and could cause actual results to differ from the results implied by these or any other forward looking statements. These potential factors, risks and uncertainties include, among other things, such factors as:

        o   the market acceptance and amount of sales of our services;
        o   our success in increasing revenues and reducing expenses;
        o the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services we provide;
        o our ability to service its debt and other financial obligations, particularly if required to pay in cash;
        o the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation;
        o   our ability to obtain and manage new and large projects;
        o the competitive environment within the industries in which we operate;
        o   our ability to raise or access capital;
        o   our ability to continue as a going concern;
        o our ability to effectively implement and maintain its internal controls and procedures;
        o   our dependence on key personnel;
        o   our ability to timely collect its accounts receivable;
        o   our ability to attract and retain qualified personnel; and
        o the other factors and information disclosed and discussed in other sections of this quarterly report on Form 10-Q and in our report on Form 10-K for the fiscal year ended June 28, 2005.

You should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.

Except as may be required, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The foregoing discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 and with the consolidated financial statements included in our annual report on Form 10-K for the period ended June 29, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Equity Price Risk - Our primary market risk exposure relates to the underlying shares of common stock included in the Note, which we originally entered into with Laurus in June 2005. In connection with the issuance of the Note, a warrant to purchase 13,750,000 shares of our common stock and an option to purchase 30,395,175 shares of our common stock were issued to Laurus. On September 12, 2005, we issued 1,500,000 shares of our common stock to Laurus in connection with its partial exercise of its option. The option issued to Laurus has been recorded at its intrinsic value and the warrant along with underlying shares of common stock in the related agreements pursuant to which the Note and the warrant were issued have been recorded at their relative fair value at the inception date of the agreement, June 30, 2005, and will be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our stock price in the future.

The intrinsic value of the option and the fair value of the warrant and the underlying shares of common stock are tied in a large part to our stock price. If our stock price increases between reporting periods, the option, warrant and underlying shares of common stock become more valuable. As such, there is no way to forecast what the non-operating, non-cash charges will be in the future or what the future impact will be on our financial statements.

Interest Rate Sensitivity - The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not less than 7.25%), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $0.09 following the effective date of the registration statement covering the Common Stock issuable upon conversion. Should the price of our common stock increase and maintain a price equal to 125% of $0.09 for a twelve month period, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. The Note exposes us to the risk of our own common stock price because if Laurus is unable to convert the loan into common stock due to low value in the market, we then must repay the loan in cash at a 3% premium. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., bearing interest at LIBOR plus 1%. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes would increase our interest expense by approximately $70,000 annually. This hypothetical calculation represents the assumed interest payments for:

        o   the Note at a rate of 8.75%;
        o   the Spotless note at a rate of 8.75%; and
        o various other long-term debt with maturities ranging from 3 months to 54 months and aggregating $477,733 for financed trucks and vehicles with interest rates ranging from 3.95% to 13.99%.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The design of any system of control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated purpose under all potential future conditions. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the chief executive officer and the chief financial officer of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q filed with the SEC. Based upon that evaluation and in connection with their determination that the matters described immediately below relating to changes to our internal control over financial reporting were not material, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures, as of September 27, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with our first quarter fiscal 2006 review, we identified issues regarding the timing and related processing of actual cash receipts and allocation of costs associated with our contract and billing procedures and have or are in the process of implementing the following measures:

        o We have modified our calendar quarterly period end dates in our computer system to correspond with our actual quarterly end dates in order to enhance the accurate and timely processing of our actual cash receipts. We have also emphasized to our accounting staff that they need to be mindful of our actual quarterly period end dates based on a 52-53 week fiscal year ending on the Tuesday nearest June 30th when processing transactions.
        o We are in the process of modifying the way in which we allocate our costs to specific projects in an effort to ensure that our project costs are properly recorded.

We are assigning a high priority to the short-term and long-term correction of our internal controls over financial reporting and will continue to evaluate the effectiveness of such internal controls on an on-going basis and will take further action as might be appropriate. Other than implementing or beginning to implement the improvements discussed above, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

                           PART 2 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

On April 16, 2002, Richard S. Fischbein and Mimi Fischbein commenced an action against us and Michael O'Reilly, our CEO, in the Supreme Court of the State of New York, County of New York, claiming that they are entitled to approximately $4,400,000 of damages relating to alleged breaches of a contract for a residential construction project. On May 7, 2002, we filed an answer denying the plaintiffs' claims and seeking approximately $45,418 in a counterclaim for uncollected accounts. On November 1, 2005, we settled this matter by agreeing to pay $60,000 to the plaintiffs in six equal monthly installments beginning December 1, 2005.

On August 5, 2004, we commenced an action in the New York State Supreme Court, County of New York, seeking to collect approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the Economic Development Corporation filed an answer, denying our claims. On November 4, 2004, the Economic Development Corporation filed an amended answer denying our claims and asserting counterclaims. The case is currently in pre-trial discovery.

In April 2003, we commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. We continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. As of June 28, 2005, we recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. We have not recognized the revenue associated with its claim. The project has been substantially completed and the customer has refused to acknowledge its liability for these additional charges billed. On October 22, 2004, we commenced an action against a local utility company in the New York State Supreme Court, County of New York, claiming that we are entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, the local utility company filed an answer, denying our claims. The case is currently in pre-trial discovery.

We are a plaintiff in approximately 20 lawsuits (including the two cases described above) claiming an aggregate of approximately $5,000,000 pursuant to which we are seeking to collect amounts we believe are owed to us by customers that are included in our accounts receivable, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

We are a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on our consolidated financial statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
         --------------------------------------------------

Not applicable.

ITEM 5.  OTHER INFORMATION
         -----------------

Not applicable.

ITEM 6.  EXHIBITS
         --------

         The following exhibits are included as part of this report:

         10.1 Employment Agreement, dated June 30, 2005, between Windswept and Michael O'Reilly. (Incorporated by reference to Exhibit
                  10.15 of Windswept's Current Report on Form 8-K (Date of
                  Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.2 Option to purchase 15,464,964 shares of common stock dated June 30, 2005, issued by Windswept to Michael O'Reilly. (Incorporated by reference to Exhibit 10.6 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.3 Amendment No. 1 to the Account Receivable Finance Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.19 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.4 Securities Purchase Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.5 Funds Escrow Agreement, dated June 30, 2005, by and among Windswept, Laurus and Loeb & Loeb LLP, as escrow agent. (Incorporated by reference to Exhibit 10.24 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.6 $5,000,000 Secured Convertible Term Note, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.2 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.7 $5,350,000 Amended and Restated Secured Convertible Term Note, dated July 13, 2005, issued by Windswept to Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: July 13, 2005) filed with the SEC on July 13, 2005).
         10.8 $6,000,000 Amended and Restated Secured Convertible Term Note, dated September 9, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of Report: September 9, 2005) filed with the SEC on September 15, 2005.
         10.9 Option, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.3 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.10 Common Stock Purchase Warrant, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit
                  10.4 of Windswept's Current Report on Form 8-K (Date of
                  Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.11 Master Security Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds Environmental Restoration Inc. ("Trade-Winds"), North Atlantic Laboratories, Inc. ("North Atlantic") and Laurus. (Incorporated by reference to Exhibit
                  10.5 of Windswept's Current Report on Form 8-K (Date of
                  Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.12 Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Dr. Kevin Phillips. (Incorporated by reference to Exhibit 10.7 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.13 Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Gary Molnar. (Incorporated by reference to Exhibit 10.8 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.14 Forbearance and Deferral Agreement, dated June 30, 2005, by and among Windswept, Michael O'Reilly, the Series A Convertible Preferred Stockholders and Laurus. (Incorporated by reference to Exhibit 10.9 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.15 Transition Services Agreement, dated June 30, 2005, by and between Spotless Plastics (USA) and Windswept. (Incorporated by reference to Exhibit 10.10 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.16 Bonding Support Letter from Michael O'Reilly to Windswept and Laurus. (Incorporated by reference to Exhibit 10.11 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.17 Registration Rights Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.12 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

         10.18 Stock Pledge Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds, North Atlantic and Laurus. (Incorporated by reference to Exhibit 10.13 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.19 Subsidiary Guaranty, dated the June 30, 2005, from Trade-Winds and North Atlantic to Laurus Registration Rights Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.14 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.20 Secured Promissory Note, dated June 30, 2005, issued by Windswept to Spotless in the principal amount of $500,000. (Incorporated by reference to Exhibit 10.25 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.21 Security Agreement, dated June 30, 2005, between North Atlantic and Spotless. (Incorporated by reference to Exhibit
                  10.18 of Windswept's Current Report on Form 8-K (Date of
                  Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.22 Security Agreement, dated June 30, 2005, between Windswept and Spotless Plastics (USA) Inc. (Incorporated by reference to
                  Exhibit 10.16 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.23 Security Agreement, dated June 30, 2005, between Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.17 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.24 Subordination Agreement, dated June 30, 2005, by and between Spotless and Laurus, acknowledged by Windswept. (Incorporated by reference to Exhibit 10.26 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.25 Account Receivable Sale Agreement, dated June 30, 2005, by and among Spotless, Windswept and TradeWinds. (Incorporated by reference to Exhibit 10.27 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.26 Termination Agreement, dated June 30, 2005, by and between Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.20 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.27 Termination Agreement, dated June 30, 2005, by and between North Atlantic and Spotless. (Incorporated by reference to Exhibit 10.21 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.28 Termination Agreement, dated June 30, 2005, by and between Windswept and Spotless. (Incorporated by reference to Exhibit
                  10.22 of Windswept's Current Report on Form 8-K (Date of
                  Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.29 Release, dated June 30, 2005, by and among Windswept, Spotless, Peter Wilson, John Bongiorno, Ronald Evans, Charles
                  L. Kelly, Jr., Brian Blythe and Joseph Murphy. (Incorporated by reference to Exhibit 10.23 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.30 Lease Agreement dated September 2, 2005 between Trade-Winds and Alberta Bentily. (Incorporated by reference to Exhibit
                  10.01 of Windswept's Current Report on Form 8-K (Date of
                  Report: September 1, 2005) filed with the SEC on September 8,
                  2005).
         10.31 Lease Agreement dated September 8, 2005 between Trade-Winds and Mark J. Anderson (Incorporated by reference to Exhibit
                  10.48 of Windswept's Annual Report Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3,
                  2005).
         10.32 $7,350,000 Amended and Restated Secured Convertible Term Note, dated October 6, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: October 6, 2005) filed with the SEC on October 6, 2005).
         10.33 Amendment and Deferral Agreement, dated November 10, 2005, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: November 10, 2005) filed with the SEC on November 14, 2005).
         31.1 Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a)
         31.2     Certification of Chief Financial Officer pursuant to Section
                  302(a)
         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WINDSWEPT ENVIRONMENTAL GROUP, INC.



Date: November 21, 2005         By:   /s/ Michael O'Reilly
                                   ------------------------------------------
                                   MICHAEL O'REILLY
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: November 21, 2005        By:   /s/ Andrew C. Lunetta
                                  --------------------------------------------
                                  ANDREW C. LUNETTA
                                  Chief Financial Officer
                                  (Principal Financial Officer)