Form 10-K/A
period 2005-06-28
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2006-02-03
CIK 814915

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 28, 2005
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K
or any amendment to this form 10-K.                         [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).                        Yes      No  X
                                                                ---     ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)                            Yes      No  X
                                                                ---     ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second quarter. $862,587

As of October 3, 2005, the issuer had 33,571,215 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                EXPLANATORY NOTE
                                ----------------

        This is Amendment No.2 to our annual report on Form 10-K for our fiscal year ended June 28, 2005, which was originally filed on October 3, 2005, and amended by Amendment No. 1 filed on October 26, 2005 to include the Part III information. This Amendment No. 2 amends and restates certain disclosure items in our Annual Report on Form 10-K for the fiscal year ended June 28, 2005, in order to, among other things, adjust and reclassify costs and liabilities relating to variable equity based compensation and to reclassify the recovery of certain claims. In addition, we have corrected an apparent bookkeeping error that resulted in the improper recording of an option granted to our chief executive officer in May 2005. We identified these changes and are filing this amendment in connection with preparing responses to a comment letter that we received from the Securities and Exchange Commission in connection with its review of our registration statement on Form S-1, which we originally filed on October 3, 2005. In addition, this Amendment No. 2 removes certain pro forma information voluntarily provided in our Annual Report on Form 10-K in light of the disclosure of our accounting for all transactions previously described in our pro forma presentation in our unaudited financial statements on Form 10-Q for our fiscal quarter ended September 27, 2005, which we filed with the SEC on November 21, 2005.

        We have included as exhibits to this Amendment No. 2 new certifications of our principal executive officer and principal financial officer and accounting officer.

        The remaining items contained within this Amendment No. 2 consist of all other items originally contained in our annual report on Form 10-K for our fiscal year ended June 28, 2005, in the Form filed on October 3, 2005 and amended by Amendment No. 1 filed on October 26, 2005. Therefore, you should read this Amendment No. 2 together with other reports and documents that we have filed with the Securities and Exchange Commission subsequent to our filing of the Form 10-K on October 3, 2005 and amended by Amendment No. 1 filed with the SEC on October 26, 2005. Except as expressly stated herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of any later date. Information in those other reports and documents updates and supersedes some of the information contained in this Amendment No. 2. You should not deem the filing of this Amendment No. 2 to be an admission that our Form 10-K filed on October 3, 2005, as amended by Amendment No. 1 filed with the SEC on October 26, 2005, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement in such filing not misleading.

Introductory Comment - Forward-Looking Statements
-------------------------------------------------

        Statements contained in this Annual Report on Form 10-K/A include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of our operations. Actual results could differ materially from any expectation, estimate or projection conveyed by these statements and there can be no assurance that any such expectation, estimate or projection will be met. Numerous important factors, risks and uncertainties affect our operating results and could cause actual results to differ from the results implied by these or any other forward looking statements. These potential factors, risks and uncertainties include, among other things, such factors as:

        o  the market acceptance and amount of sales of our services;
        o  our success in increasing revenues and reducing expenses;
        o the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services we provide;
        o our ability to service our debt and other financial obligations, particularly if required to pay in cash;

        o the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation;
        o  our ability to obtain and manage new and large projects;
        o the competitive environment within the industries in which we operate;
        o  our ability to raise or access capital;
        o  our ability to continue as a going concern;
        o our ability to effectively implement and maintain our internal controls and procedures;
        o  our dependence on key personnel;
        o  our ability to timely collect our accounts receivable;
        o  our ability to attract and retain qualified personnel; and
        o the other factors and information disclosed and discussed under the "Risk Factors" section of Item 1 and in other sections of this Annual Report on Form 10-K.

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

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

        We, through our wholly-owned subsidiaries, Trade-Winds Environmental Restoration Inc. and North Atlantic Laboratories, Inc., provide a full array of emergency response, remediation and disaster restoration services to a broad range of clients. We have expertise in the areas of:

        o  hazardous materials remediation,
        o microbial remediation, including halting mold, mildew and bacterial growth;
        o testing, including the gauging and monitoring of moisture and humidity levels;
        o  toxicology;
        o training, including providing project management and expert consultation to our customers;
        o  wetlands restoration;
        o  wildlife and natural resources rehabilitation;
        o  asbestos and lead abatement;
        o  technical advisory services; and
        o  restoration and site renovation services, including:
                o  on-location blast freezing;
                o  off-site freeze drying to restore documents;
                o  dehumidification services; and
                o drying and restoration of structures, furnishings and equipment.

        Our revenues are derived from projects for which we work either on a time and materials basis or pursuant to a fixed price contract. In fiscal 2005, substantially all of our revenues were derived from time and materials contracts. Under our fixed-price contracts, we assess the scope of work to be done and contract to perform a specified scope of work for a fixed price, subject to adjustment for work outside such scope of work, upon prior approval by our customers. Because most of our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of our projects are performed on a time and materials basis. Under our time and materials contracts, we charge our customers for labor, equipment usage, allocated overhead and a markup relating thereto.

        With the exception of our efforts relating to Hurricane Katrina, we principally market our services in the northeastern and southeastern United States. We obtain our business through client referrals, cross-selling of services to existing clients, sponsorship of training and development programs, professional referrals, including from insurance companies, architectural and engineering firms and construction management firms for whom we have provided services, competitive bidding and/or advertising. We have endeavored to stimulate internal growth by expanding services to our existing customer base and by marketing ourselves to prospective customers as a multiple-service company with immediate response capabilities. In our marketing efforts, we emphasize our experience, industry knowledge, safety record, reputation and competitive bidding. In connection with our response to Hurricane Katrina, we launched a multimedia marketing campaign, including radio and newspaper advertising and a public relations program, to inform residents of New Orleans and the surrounding gulf areas about our services. At the same time, we have continued our on-going marketing program, as finances have permitted, in an effort to establish and maintain business relationships.

        We believe that we have assembled the resources, including key environmental professionals, construction managers, and specialized equipment to become a leader in the expanding worldwide emergency services market. We further believe that few competitors provide the diverse range of services that we provide on an emergency response basis. We believe that our breadth of services and our emergency response capability have positioned us for rapid growth in this expanding market. In the New York metropolitan area, we believe that we are able to perform all the tasks necessary to rapidly restore a property to pre-loss conditions, thus minimizing dislocation, downtime and business interruption. In other geographic areas, we perform all of these services except reconstruction.

        In order to address the needs of our commercial and residential customers, we have dedicated ourselves toward the strategic integration of all of our services in an effort to provide immediate remedial responses to a wide variety of natural and man-made disasters, including hurricanes, floods, fire, smoke, wind, oil and chemical spills, biological hazards, explosions and radiological releases. As a result, we provide our customers with the capability to respond to a wide variety of natural or man-made catastrophes. We are capable of responding in this manner by virtue of our 24-hour call center and teams of diversely skilled and trained responders. In addition, we have an extensive array of equipment available to these responders on a 24-hour basis, and this equipment enables our responders to assess and control damage, safeguard structures, remediate damage and restore property irrespective of the type of emergency with minimized down time. We also provide our own turn-key remediation services for all kinds of property damage or hazardous waste contamination, which enhances our ability to respond to emergencies by virtue of avoiding the delays associated with sub-contracting to provide these specific services. When responding to emergencies, we generally:

        o  secure the site and implement loss prevention measures;
        o  determine priorities;
        o work closely with property owners to formulate remediation and restoration plans that facilitate normal operations as much as possible;
        o  develop a project schedule and cost estimate;
        o  assemble project teams;
        o  deploy necessary equipment and personnel; and
        o  implement remediation and restoration measures.

         We have agreed to become the on-call responder for a growing number of prospective commercial customers, including one insurance company, that have entered into emergency response arrangements with us. Pursuant to these arrangements, we have agreed to provide priority service to these parties to the extent they select us as their provider, which they are not obligated to do by the terms of the arrangements. Although we have not been engaged pursuant to any of these emergency response arrangements as of yet, we believe that these arrangements will facilitate our responsiveness and efficiency in the event that we are engaged by such prospective customers because as part of this process we:

        o gain knowledge of such prospective customers' businesses and likely needs;
        o become familiar with such prospective customers' site plans and logistics, such as road access, water and electrical supply, building layout and potential hazards; and
        o centralize communications between us and such prospective customers' representatives.

COMPANY BACKGROUND

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

         In February 2004, we purchased certain assets of an environmental remediation business in Florida for $75,000. These assets included office equipment, a telephone account, telephone and facsimile numbers and the assumption of an office lease. These assets formed the core of our Florida office.

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

ABILITY TO CONTINUE AS A GOING CONCERN

         Our independent auditors raised a concern in their report on our financial statements for our 2005 fiscal year about our ability to continue as a going concern. Due to our recurring losses from operations, working capital deficit, stockholders' deficit and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, there is "substantial doubt" about our ability to continue as a going concern. Although we had a net profit of $53,066 for our 2005 fiscal year, the uncertainty about our ability to continue as a going concern may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

         In order to provide environmental remediation and other services necessitated by the aftermath of Hurricane Katrina, in September 2005, we mobilized over sixty employees to the gulf coast region. Trade-Winds Environmental Restoration Inc., one of our wholly owned subsidiaries, has leased three premises to serve as a satellite office, regional command center, training center and housing for our employees in Louisiana. We consider these premises to be sufficient for our anticipated operations.

         In an effort to enhance our cash flows from operations, beginning in our 2005 fiscal year, we began implementing improvements in our billing and invoicing procedures as follows:

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

         We believe that our comprehensive emergency response abilities have greatly expanded our customer base to include those entities that value immediate response, enhanced capabilities and customer service. Our customers have included Fortune 500TM companies, insurance companies, industrial businesses, construction companies, oil companies, utilities, banks, school districts, state, local and county governments, commercial building owners, real estate developers and residential real estate owners.

         Health professionals have been aware of the adverse health effects of exposure to mold for decades, but the issue has gained increased public awareness in recent years. Studies indicate that 50% of all homes contain mold and that the dramatic increase in asthma over the past 20 years can be attributed, at least in part, to mold exposure. Our current focus is on mold remediation in both commercial and residential structures. Our experience includes identification and development of remediation plans, detailing methods and performing microbial (mold, fungus, etc.) abatement in commercial, residential, educational, medical and industrial facilities. These activities include decontamination, application of biocides and sealant, removal of building systems (drywall, carpet, etc.), duct cleaning, and disposal of building furnishings.

         In order to address the needs of our customers, we have dedicated ourselves toward the strategic integration of all of our services. As a result, we provide our customers with the capability to respond to virtually any type of loss. We believe that we are able to perform all the tasks necessary to rapidly restore a property to pre-loss conditions, thus minimizing dislocation, downtime and business interruption.

         From time to time, insurance customers have represented a substantial portion of our target market: those with recurring needs for emergency services. During the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, we recognized net sales to significant customers as set forth below:

                   Major Customers         June 28,   June 29,     July 1,
                                            2005        2004        2003
             --------------------------  ----------  ----------  ----------
                     Customer A              19%          4%         0%
                     Customer B               4%          0%        19%
                     Customer C               4%          0%         0%

         While we intend to increase the amount of work performed for entities other than these customers, we expect to continue to be dependent on a few customers and/or the incurrence of large projects. The level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of our services. However, we believe that the loss of any single customer would not have a material adverse effect on our financial condition and results of operations, unless the revenues generated from any such customer were not replaced by revenues generated by other customers. See "Risk Factors".

         In order to provide emergency response services, it is necessary for us to employ a professional staff and to maintain an inventory of vehicles, equipment and supplies. We currently maintain a fleet of 24 spill response vessels with skimmer, diving and booming capabilities, 82 vehicles (including vacuum trucks, a life raft, earth moving equipment, supply trucks, drilling vehicles, campers) and 40 trailers equipped with various capabilities (such as a mobile wildlife clinic).

COMPETITION

         The environmental and restoration industries in the United States have developed rapidly since the passage of the Resources Conservation and Recovery Act of 1976 and are highly competitive. We believe that the industry is going through a rapid transition resulting from several mergers and consolidations during the last several years. Several large companies have emerged from this transition period, but we believe that the industry still has numerous small and medium-sized companies serving niche markets according to geography, industry, media (air, water, soil, etc.), and technological specialization (bioremediations, etc.). We differentiate ourselves from our competitors by providing some unique services (such as wildlife rehabilitation, natural resource recovery, water spill clean-up, microbial remediation, forensic testing, biohazard clean-up) and complementary packages of services. For example, our oil spill response service line includes our wetlands/natural resource restoration, laboratory and construction-related services. We further believe that our turnkey approach to the emergency response business provides a distinct advantage over our competition.

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

         Our ability to compete effectively depends upon our success in networking, generating leads and bidding opportunities through our marketing efforts; the quality, safety and timely performance of our contracts; the accuracy of our bidding; our ability to hire and train field operations and supervisory personnel; and our ability to generate sufficient capital to hire and retain personnel with requisite skills, meet our ongoing obligations, and promote growth. See "Risk Factors".

MARKETING AND SALES

         With the exception of our efforts relating to Hurricane Katrina, we principally market our services in the northeastern and southeastern United States. We obtain our business through client referrals, cross-selling of services to existing clients, sponsorship of training and development programs, professional referrals, including from insurance companies, architectural and engineering firms and construction management firms for whom we have provided services, competitive bidding and/or advertising. We have endeavored to stimulate internal growth by expanding services to our existing customer base and by marketing ourselves to prospective customers as a multiple-service company with immediate response capabilities. In our marketing efforts, we emphasize our experience, industry knowledge, safety record, reputation and competitive bidding. In connection with our response to Hurricane Katrina, we launched a multimedia marketing campaign, including radio and newspaper advertising and a public relations program, to inform residents of New Orleans and the surrounding gulf areas about our services. At the same time, we have continued our on-going marketing program, as finances have permitted, in an effort to establish and maintain business relationships.

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

         The Resource Conservation and Recovery Act is the principal federal statue governing hazardous waste generation, treatment, storage, and disposal. The Resource Conservation and Recovery Act, or the Environmental Protection Agency-approved state programs, govern any waste handling activities of substances classified as "hazardous." Moreover, facilities that treat, store or dispose of hazardous waste must obtain a Resource Conservation and Recovery Act permit from the Environmental Protection Agency, or equivalent state agency, and must comply with certain operating, financial responsibility, and site closure requirements. Wastes are generally hazardous if they either are specifically included on a list of hazardous waste, or exhibit certain characteristics defined as hazardous, and are not specifically designated as non-hazardous. In 1984, the Resource Conservation and

Recovery Act was amended to substantially expand its scope by, among other things, providing for the listing of additional wastes as "hazardous" and also for the regulation of hazardous wastes generated in lower quantities than had been previously regulated. The amendments imposed additional restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste and underground storage tanks, and provided for "corrective" action at or near sites of waste management units. Under the Resource Conservation and Recovery Act, liability and stringent operating requirements may be imposed on a person who is either a "generator" or a "transporter" of hazardous waste, or an "owner" or "operator" of a waste treatment, storage, or disposal facility.

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

         The Comprehensive Environmental Response Compensation and Liability Act of 1980, authorizes the Environmental Protection Agency to identify and clean-up sites where hazardous waste treatment, storage, or disposal has taken place. The Comprehensive Environmental Response Compensation and Liability Act also authorizes the Environmental Protection Agency to recover the costs of such activities, as well as damages to natural resources, from certain classes of persons specified as liable under the statute. Liability under the Comprehensive Environmental Response Compensation and Liability Act does not depend upon the existence or disposal of "hazardous waste" as defined by the Resource Conservation and Recovery Act, but can be based on the existence of any number of 700 "hazardous substances" listed by the Environmental Protection Agency, many of which can be found in household waste. The Comprehensive Environmental Response Compensation and Liability Act assigns joint and several liability for cost of clean-up and damages to natural resources to any person who, currently or at the time of disposal of a hazardous substance, by contract, agreement, or otherwise, arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment, and to any person who accepts hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of such hazardous substances. Among other things, the Comprehensive Environmental Response Compensation and Liability Act authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. The Comprehensive Environmental Response Compensation and Liability Act created a fund, financed primarily from taxes on oil and certain chemicals, to be used by the federal government to pay for these clean-up efforts. Where the federal government expends money for remedial activities, it may seek reimbursement from the potentially responsible parties. Many states have adopted their own statutes and regulations to govern investigation and clean up of, and liability for, sites contaminated with hazardous substances.

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

COMPLIANCE/HEALTH AND SAFETY

         We regard compliance with applicable environmental regulations and the health and safety of our workforce as critical components of our overall operations. This includes medical surveillance as required by these regulations. We believe that all requisite health and safety programs are in place and comply with the regulations in all material respects.

         Among our many services, we provide training programs on environmental and safety hazards in the environmental, industrial and construction industry trades. The training program is designed for use by supervisors, foremen, project safety and health trainers, construction workers and laborers. The training program includes the following topics:

         o  sources of exposure;
         o  health effects;
         o personal protective equipment and the medical surveillance required by the Occupational Safety and Health Administration; and
         o  engineering controls and remediation procedures.

         Our personnel and subcontractors also:

         o receive general and on-the-job training, which includes health effects, medical and safety procedures and personal protective equipment;
         o generally have at least three years of on-the-job experience in the field in which they are working; and
         o generally have at least a high school diploma or a vocational equivalent.

         We designate a site safety officer to each project, and the site safety officer delegates authority to personnel at each project to facilitate effective implementation of our policies and procedures, including compliance with applicable environmental regulations. Any person designated as the site safety officer is authorized to require that a site specific health and safety plan be implemented in compliance with all applicable regulations protecting us and our personnel. The site specific health and safety plans are either devised by our personnel or we adopt the health and safety plans of the customer's consultant, if we deem it to be satisfactory. In connection with adopting the health and safety plans of third parties, our health and safety officers review such plans to confirm compliance with our policies prior to the initiation of site work. We also encourage our professional staff to attend continuing professional development programs in an effort to stay informed of regulatory developments.

         Trade-Winds is also a participant in ISO 9001, an internationally recognized voluntary quality assurance management system program pursuant to which Trade-Winds is periodically audited by National Quality Assurance, U.S.A. in relation to its disaster recovery and emergency response capability. In May 2003, Trade-Winds received a three-year certificate attesting to this capability conditioned upon the company maintaining its system to the required standards of National Quality Assurance, U.S.A.

INSURANCE

         We maintain comprehensive general liability insurance on an occurrence basis, which provides coverage for harm suffered by others for events occurring while the policy is in force, regardless of when a claim may be made. Our comprehensive general liability insurance contains a general aggregate limit of $2,000,000 with a limit of $1,000,000 for any single occurrence. We also carry comprehensive auto, property, executive and organization liability insurance, property and worker's compensation and disability coverage with aggregate liability coverage of $7,000,000. In addition, we carry property insurance with respect to of our property, including leased and owned mobile equipment, papers and records, business interruption coverage and flood insurance coverage, with varying limits for certain items ranging from $100,000 up to $4,500,000 with a limit of $4,500,000 relating to losses resulting from any single occurrence.

SURETY BONDS

         Certain of our remediation and abatement contracts may from time to time require performance and payment surety bonds. None of our current projects require surety bonds. The relationships with various sureties and the issuance of bonds is dependent on the sureties' willingness to write bonds for the various types of work that we perform, their assessment of our performance record and their view of our credit worthiness. Events in the national economy and insurance industry have adversely affected the major insurance and surety companies, which has resulted in a tightening of the insurance and bonding markets increasing costs and decreasing availability of certain types of insurance and surety capacity.

         At present, we believe that surety bonds for a number of our service lines are available only from a limited number of sureties. As a result of the foregoing and our inability to obtain sufficient credit enhancements, our ability to obtain surety and performance bonds has been limited, and this may have had an adverse impact on our ability to obtain some projects. We expect that our ability to obtain surety and performance bonds will improve due to the agreement by our chief executive officer and president to guarantee our bonding obligations. No assurance can be given that we will be able to obtain the surety or performance bonds required for all potential projects. Our continued failure to obtain these bonds could materially and adversely affect certain components of our operations.

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

         We employ laborers for field operations based upon our current workload. Approximately 43 field staff and supervisors are employed by us on a steady basis, with additional labor hired on an as-needed basis to supplement our work force. We utilize several local unions to supply labor for projects that require it. We have never had a work stoppage, and we believe that we maintain good relations with our employees.

PERMITS AND LICENSES

         The Federal Government and the states in the areas in which we operate require that mold, asbestos and lead abatement firms be licensed. Licensing generally requires that workers and supervisors receive training from state certified organizations and pass required tests.

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

GEOGRAPHIC INFORMATION

         Since all of our operations are located in the United States of America, our geographic revenue information is based on the country in which the sales originate. The following is a table that shows the origin of revenues for our fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003:

                                            Geographic Information
                                            ----------------------
                     United States    Non-United States    Consolidated Total
                     -------------    -----------------    ------------------
Fiscal 2005            $20,640,410        $      0            $20,640,410
Fiscal 2004            $19,143,717        $ 23,036            $19,166,753
Fiscal 2003            $17,370,931        $460,258            $17,831,189

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

Factors Affecting Future Operating Results
------------------------------------------

WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN PRIOR YEARS AND MAY INCUR LOSSES IN THE FUTURE.

         Future losses could adversely affect the market value of our common stock. Although we generated net income of $53,066 in our fiscal year ended June 28, 2005, we incurred net losses of approximately $3,535,344 and $469,004 in our fiscal years ended June 29, 2004 and July 1, 2003. As of June 28, 2005, we had an accumulated deficit of approximately ($34,664,700). Even though we have taken steps in an effort to increase revenues, particularly with respect to disaster remediation activities, we may not generate profits in the future.

ABILITY TO CONTINUE AS A GOING CONCERN.

         Our independent auditors raised a concern in their report on our financial statements for our 2005 fiscal year about our ability to continue as a going concern. Due to our recurring losses from operations, working capital deficit, stockholders' deficit and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, there is "substantial doubt" about our ability to continue as a going concern. Although we had a net profit of $53,066 for our 2005 fiscal year, the uncertainty about our ability to continue as a going concern may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

A DELAY BY US IN FILING OUR REGISTRATION STATEMENT ON OR BY OCTOBER 3, 2005, OR HAVING OUR REGISTRATION STATEMENT DECLARED EFFECTIVE BY THE SEC ON OR BY NOVEMBER 22, 2005, THE CONTRACTUAL DEADLINE, AS REQUIRED BY THE LAURUS REGISTRATION RIGHTS AGREEMENT, WILL CAUSE US TO BE SUBJECT TO A SIGNIFICANT LIQUIDATED DAMAGES CLAIM, DEPENDING ON THE DURATION OF THE DELAY PERIOD.

         In conjunction with the Laurus transactions, we entered into a registration rights agreement, by which we were obligated to file a registration statement on Form S-1 with the SEC on or before September 23, 2005 until receiving an approximate one-week extension from Laurus. In addition, we are required to have the registration statement declared effective by the SEC by November 22, 2005. If we fail to meet the extended deadline, we will be subject to a liquidated damage claim equal to 2.0% of the principal outstanding on the note we issued to Laurus, for each thirty day period, prorated for partial periods, until we either file an initial registration statement or until November 22, 2005, whichever comes first. In addition, if the initial registration statement is not declared effective by November 22, 2005, then we will be subject to a liquidated damage claim of 1.5% of the principal outstanding on the note we issued to Laurus, for the first thirty days, prorated for partial periods, and then 2.0% of the principal outstanding on the note we issued to Laurus, for each thirty day period, prorated for partial periods, per day after that time. If the registration statement is selected for review by the SEC, we may not be able to have the registration statement declared effective by November 22, 2005.

IF OUR COMMON STOCK DOES NOT TRADE IN SUFFICIENT VOLUME AT HIGH ENOUGH PRICES, OR IF LAURUS IS NOT WILLING OR ABLE TO SUFFICIENTLY REDUCE ITS OWNERSHIP OF OUR COMMON STOCK, WE WOULD BE REQUIRED TO REPAY ALL OR PART OF OUR SENIOR SECURED CONVERTIBLE DEBT TO LAURUS IN CASH, WHICH COULD ADVERSELY AFFECT OUR CASH FLOW AND LIQUIDITY.

         Under the terms the Note, as required by Laurus, we are required to make monthly principal repayments, on the first day of each month, to Laurus in the amount of $187,500 plus accrued but unpaid interest, commencing as of November 1, 2005. We are required to pay such amounts in shares of our common stock should the following conditions be satisfied:

         o the average closing price of its common stock for the five (5) trading days immediately prior to the first of each month is equal to or greater than $.10;
         o the amount of the payment then due is not an amount greater than thirty percent (30%) of the aggregate dollar trading volume of the common stock for the period of twenty-two (22) trading days immediately prior to the first day of each month for which payment is due;
         o the common stock underlying the Note has been registered under an effective registration statement under the Securities Act of 1933 or is otherwise covered by an exemption from registration for resale pursuant to Rule 144 of the Securities Act of 1933;
         o Laurus' aggregate beneficial ownership of our shares of common stock does not exceed 4.99%; and
         o  we are not in default of the Note.

         If any of these conditions are not satisfied, we will be required to make payments in cash in an amount equal to 103% of the principal amount, plus accrued interest, then due. Should we be required to pay cash, this may have an adverse effect on our cash flow and liquidity.

WE ARE DEPENDENT ON THE INCURRENCE OF LARGE PROJECTS.

         Due to the nature of the services we offer, we generate most of our revenues from new customers. We cannot anticipate whether we will be able to replace our revenues with revenues from new projects in future periods. Our inability to replace the revenues generated as a result of large projects performed in the fiscal year ended July 2, 2002, particularly the catastrophe response projects in the vicinity of the World Trade Center following the terrorist attack on September 11, 2001, which accounted for approximately 52% of our revenues during such fiscal year, had a materially adverse impact on our sales in the fiscal years ended June 29, 2004 and June 28, 2005. We expect that the damage caused by Hurricanes Katrina and Wilma will have a favorable impact on our business, but until we execute, perform and collect on sufficient profitable contracts in connection therewith, no assurance can be given in this regard.

WE DEVELOP CONCENTRATIONS OF CREDIT RISK.

         We often contract with a limited number of customers. A small number of customers may therefore be responsible for a substantial portion of our revenues and accounts receivable at any time. While management assesses the credit risk associated with each prospective customer prior to the execution of a definitive contract, no assurances can be given that such assessments will be correct or that we will not incur substantial, uncollectible accounts receivable.

WE COULD BE HARMED BY OUR SLOW COLLECTIONS OF ACCOUNTS RECEIVABLE.

         It typically takes us between eight to sixteen months to collect on our accounts receivables. Although we have implemented new measures in an effort to improve our collections, as described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," no assurances can be given that they will be successful in improving our collections and cash flows. If our collections prove to be insufficient for our cash flow needs, this may have an adverse effect on our business and operations.

COST OVERRUNS OR DISPUTED CHANGE ORDERS ON PROJECTS CALLING FOR FIXED PRICE PAYMENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

         Cost overruns on projects covered by fixed-price contracts, due to such things as unanticipated price increases, unanticipated problems, inaccurate estimation of labor or material costs, procedural difficulties or disputes over the terms and specifications of contract performance or change orders, could have a material adverse effect on our operations. For example, a disputed change order on a large contract had a material adverse effect on our results of operations for our fiscal year ended June 29, 2004. There can be no assurance that cost overruns or disputed change orders will not occur in the future and have a material adverse effect on us. In addition, in order to remain competitive in the future, we may have to agree to enter into more fixed price and per unit contracts than in the past.

WE MUST CORRECTLY MANAGE GROWTH.

         Our future growth, including growth relating to Hurricanes Katrina and Wilma, may place significant demands on our operational, managerial and financial resources. There can be no assurance that our current management, personnel and systems will be adequate to address this or any other future expansion of our business. In such event, any inability to manage our growth or operations effectively could have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO SERVICE OUR DEBT AND OTHER FINANCING TRANSACTIONS DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

         Our ability to service our debt and meet our other financial obligations as they come due is dependent on our future financial and operating performance. This performance is subject to various factors, including factors beyond our control such as changes in the general economy, our industry or the environmental and other laws pertaining to the services that we provide, and changes in interest rates, energy and other costs. Although we believe that we have sufficient resources to service our note to Laurus in the principal amount of $6,000,000, we cannot ensure that we will have the ability to service the note in the future.

         If our cash flow and capital resources are insufficient to enable us to service the note we issued to Laurus, and we are unable to obtain alternative financing, we could be forced to:

         o  reduce or delay capital expenditures;
         o  sell some or all of our assets; or
         o limit or discontinue, temporarily or permanently, our operations or business plans.

IF AN EVENT OF DEFAULT OCCURS UNDER THE CONVERTIBLE TERM NOTE ISSUED TO LAURUS, IT COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITION.

         We issued Laurus an amended and restated convertible term note in the principal amount of $6,000,000 to Laurus. Events of default under the note include:

         o a failure to pay interest and principal payments when due on the first day of the month or prior to the expiration of any applicable grace period;
         o a breach by us of any material covenant or term or condition of the Note or in any agreement made in connection therewith and, to the extent subject to cure, the continuation of such breach without remedy for a period of fifteen or thirty days, as the case may be;
         o a breach by us of any material representation or warranty made in the Note or in any agreement made in connection therewith;
         o any form of bankruptcy or insolvency proceeding instituted by or against us, which is not vacated within 30 days;
         o any attachment or lien in excess of $75,000 in the aggregate made upon our assets or a judgment rendered against our property involving a liability of more than $75,000 which shall remain unvacated, unbonded or unstayed for a period of 30 days;
         o a failure to timely deliver shares of common stock when due upon conversion of the Note or a failure to timely deliver a replacement note;

         o an SEC stop trade order or principal market trading suspension of our common stock is in effect for 5 consecutive trading days or 5 days during a period of 10 consecutive trading days, provided we are not able to cure such trading suspension within 30 days of receiving notice or are not able to list our common stock on another principal market within 60 days of such notice;
         o a failure to have authorized and reserved shares of our common stock for issuance on or before December 31, 2005 sufficient to provide for the full conversion of the Note, option and warrant issued by us to Laurus;
         o an indictment or threatened indictment of us or any of our executive officers under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against us or any of our executive officers pursuant to which statutory or proceeding penalties or remedies available include forfeiture of any of our property; and
         o  the departure of Michael O'Reilly from our senior management.

         If we default, the interest rate charged with respect to the Note will be increased by 2% per month until the default is cured. In addition, if the holder of the Note demands payment of all amounts due and payable in connection with a default, we will be required to pay 120% of the outstanding principal amount of the Note and any accrued and unpaid interest. The cash required to pay such amounts will most likely come out of working capital, unless we are able to arrange alternative financing. Since we rely on our working capital for our day-to-day operations, such a default on the Note could have a material adverse effect on our business, operating results, or financial condition. To such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, your investment dollars would be at significant risk.

WE CANNOT GIVE ANY ASSURANCE THAT WE WILL BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL NEEDS.

         Our long-term capital requirements will depend on many factors, including, but not limited to, cash flow from operations, our level of capital expenditures, our working capital requirements and the growth of our business. Historically, we have financed our operations primarily through issuances of debt and equity securities, through short-term borrowings from our former majority stockholder, and through cash generated from operations.

         We may need to incur additional indebtedness or raise additional capital to fund the capital needs of our operations or related to growth. There are no assurances that Laurus will provide financing in the future. In addition, our ability to borrow additional funds from lenders other than Laurus may be limited in light of:

         o the senior security interest that Laurus holds securing its Note from us; and
         o the subordinated security interest that Spotless holds securing its $500,000 note.

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

A SUBSTANTIAL PORTION OF OUR REVENUES ARE GENERATED AS A RESULT OF REQUIREMENTS ARISING UNDER FEDERAL AND STATE LAWS, REGULATIONS AND PROGRAMS RELATED TO PROTECTION OF THE ENVIRONMENT.

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

WE ARE SUBJECT TO QUARTERLY FLUCTUATIONS IN OPERATING RESULTS.

         Our revenue is dependent on our projects and the timing and performance requirements of each project. Our revenue is also affected by the timing of our customers' remediation activities and need for our services. Due to this variation in demand, our quarterly results may fluctuate. Accordingly, specific quarterly or interim results should not be considered indicative of results to be expected for any future quarter or for the full year. It is possible that in future quarters, our operating results will not meet the expectations of securities analysts and investors. In such event, the price of our common stock could be materially adversely affected.

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

OUR FUTURE SUCCESS DEPENDS ON OUR CONTINUING ABILITY TO ATTRACT, RETAIN AND MOTIVATE HIGHLY QUALIFIED MANAGERIAL, TECHNICAL AND MARKETING PERSONNEL.

         We are highly dependent upon the continuing contributions of key managerial, technical and marketing personnel. Our business necessitates that we employ highly specialized technical, managerial and marketing employees who have industry specific knowledge. Our employees may voluntarily terminate their employment with us at any time, and competition for qualified technical personnel experienced in the environmental remediation industry is intense, particularly in light of the demand generated by recent hurricanes. The loss of the services of any of our key managerial, technical or marketing personnel, especially Michael O'Reilly, our chief executive officer, could materially adversely affect our business, financial condition and results of operations.

IN ORDER TO SUCCESSFULLY BID ON AND SECURE CONTRACTS TO PERFORM ENVIRONMENTAL REMEDIATION SERVICES OF THE NATURE OFFERED BY US TO OUR CUSTOMERS, WE SOMETIMES MUST PROVIDE SURETY BONDS WITH RESPECT TO EACH PROSPECTIVE AND, UPON SUCCESSFUL BID, ACTUAL PROJECTS.

         The number and size of contracts that we can perform from time to time is to a certain extent dependent upon our ability to obtain bonding. This ability to obtain bonding is dependent, in material part, upon our net worth and working capital. While our ability to obtain bonding has been limited in recent years, we expect that our bonding capacity will be improved by the commitment by Michael O'Reilly, our chief executive officer, to personally guarantee such bonding; however, no assurance can be given in this regard. There can be no assurance that we will have adequate bonding capacity to bid on all of the projects which we would otherwise bid upon were we to have such bonding capacity or that we will in fact be successful in obtaining additional contracts on which we may bid, which could have a material adverse effect on our results of operations. None of our current projects require surety bonding.

Factors Affecting Our Securities
--------------------------------

ONE MAJOR STOCKHOLDER MAINTAINS THE ABILITY TO CONTROL OUR OPERATIONS.

         Currently, Michael O'Reilly, our chief executive officer and president, owns an aggregate of 15,647,297 shares of our common stock and holds approximately 46.8% of our voting power. In addition, Mr. O'Reilly currently owns options which are exercisable for 24,306,273 shares of our common stock. Should Mr. O'Reilly exercise his options to the fullest extent possible, he would own 39,953,570 shares of our common stock and hold approximately 70.9% of our voting power. Accordingly, Mr. O'Reilly may be able to control the Board of Directors and thereby determine the corporate policy and the direction of our operations. Mr. O'Reilly entered into a lock-up agreement with Laurus that prohibits his disposition of his shares of our common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the Note or (b) June 30, 2010. Accordingly, Mr. O'Reilly may be able to control the Board of Directors and thereby determine the corporate policy and the direction of our operations.

CONVERSION OR EXERCISE OF OUR OUTSTANDING CONVERTIBLE OR OTHER DERIVATIVE SECURITIES COULD SUBSTANTIALLY DILUTE YOUR INVESTMENT AND THE EXISTENCE OF OUR CONVERTIBLE AND DERIVATIVE SECURITIES COULD NEGATIVELY AFFECT THE PRICE OF OUR COMMON STOCK.

         As of September 27, 2005, we had a net tangible book value of $2,465,820 or $.073 per share, based on our outstanding number of shares of 33,571,215 shares as of such date, which does not include 184,405 shares of common stock deemed outstanding for financial statement presentation purposes. Without giving effect to the 4.99% limitation applicable to Laurus, or the proceeds we would expect to receive in connection with an exercise of the warrant and option, excluding any cashless exercises, our net tangible book value per share would decrease to approximately $.015 per share if we paid Laurus an aggregate of $848,233 in interest under the Note in shares of our common stock and Laurus converted the Note and exercised in full its option and warrant based on the current conversion and exercise prices thereof, and existing stockholders would thereby suffer a decrease in net tangible book value of approximately $.051 per share.

         As required by Laurus in connection with consummating our financing transaction, we have issued to Laurus:

         o the Note, which is convertible at $.09 per share into approximately 66,666,667 shares of our common stock (plus up to an 9,424,816 shares issuable in payment of interest);
         o  an option exercisable at $.0001 per share for 28,895,179 shares; and
         o  a warrant exercisable at $.10 per share for 13,750,000 shares.

         In addition, the number of shares issuable pursuant to Laurus' derivative securities may be adjusted as follows:

         o increased, in the event of a reclassification or subdivision of our shares of common stock, in proportion to the total number of shares of our common stock outstanding immediately after such event relative to the total number of shares of our common stock outstanding immediately prior to such event;
         o decreased, in the event of a reclassification or combination of our shares of common stock or stock dividend in the form of common stock on our common stock, in proportion to the total number of shares of our common stock outstanding immediately after such event relative to the total number of shares of our common stock outstanding immediately prior to such event;
         o with respect to the Note, increased pursuant to a decrease in the conversion price to the price at which we issue any shares of our common stock or the conversion or exercise price of any securities convertible into or exercisable for shares of our common stock, except in connection with a reclassification, stock split, combination, certain acquisition transactions, employee incentive stock options and/or qualified stock options, obligations to issue shares of common stock existing on June 30, 2005 or grants to key employees as part of an incentive program.

         If all of the conditions which would require us to pay Laurus in shares of common stock are satisfied, assuming an interest rate of 8.75% under the Note, which was the rate of interest for the month of October 2005, without the assessment of any late fees or penalties, we would be required to issue approximately 3,167,420 shares of our common stock per month to Laurus in payment of $45,208.38 per month in interest, and the $189,500 monthly amortization payment, based on a fixed conversion price of $.09 per share, in satisfaction of the aggregate monthly principal and interest amount of $234,708.38.

         We also have other outstanding options to purchase up to 55,701,452 shares of our common stock, which include:

         o 17,647,297 shares issuable upon exercise of options granted to our president and chief executive officer exercisable at $.01 per share with respect to 2,000,000 shares and at $.09 per share with respect to 15,647,297 shares; and
         o series A preferred stock convertible into 1,300,000 shares of our common stock at a conversion price of $1.00 per share.

         The issuance of shares of our common stock pursuant to these arrangements could have a further substantial dilutive effect on our common stock. The existence of these securities could depress the market price of our common stock. If we issued shares pursuant to these options (in addition to those to Laurus described above), our net tangible book value per share would decrease to approximately $.007 per share and existing stockholders would thereby suffer a decrease in net tangible book value of approximately $.05 per share.

FUTURE SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

         As of October 3, 2005, we had 33,571,215 shares of common stock outstanding. We have filed a registration statement registering for resale 84,472,512 shares, or approximately 56.3% of our common stock assuming the exercise in full of the Laurus option and warrant and conversion of the Note.

         We are unable to predict the potential effect that sales into the market these shares may have on the then prevailing marke t price of our common stock. On October 3, 2005, the closing price of our common stock on the Over-the-Counter Bulletin Board was $.23 per share. It is likely that market sales of these shares (or the potential for those sales even if they do not actually occur) could have the effect of depressing the market price of our common stock. As a result, the potential resale and possible fluctuations in trading volume of such a substantial amount of our common stock may affect the share price negatively beyond our control.

WE ARE PRECLUDED FROM PAYING AND DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS TO OUR COMMON STOCKHOLDERS FOR THE FORESEEABLE FUTURE.

         Pursuant to the Securities Purchase Agreement, as amended, we are prohibited from declaring or paying any dividends to our common stockholders without Laurus' prior written consent for so long as at least twenty-five percent of the principal amount of the Note is outstanding. Further, we expect that future earnings, if any, will be used to finance our growth and the development of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. The payment of any future cash dividends by us will be dependent upon our earnings, the stability thereof, our financial requirements and other relevant factors. In addition, prior to paying any dividends on our common stock, we are required to pay any accrued and unpaid quarterly dividends on our series A convertible preferred stock.

OUR SECURITIES HAVE BEEN THINLY TRADED ON THE OVER-THE-COUNTER BULLETIN BOARD, WHICH MAY NOT PROVIDE LIQUIDITY FOR OUR INVESTORS.

         Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional securities exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OVER-THE-COUNTER BULLETIN BOARD, WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF OUR STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

         Companies trading on the Over-the-Counter Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the Over-the-Counter Bulletin Board. If we fail to remain current on our reporting requirements, our common stock could be delisted from the OTC Bulletin Board. If this were to happen, it could severely limit the ability of broker-dealers to sell our securities, and the ability of stockholders to sell their securities in the secondary market may be severely affected.

THE MARKET PRICE OF OUR COMMON STOCK HAS FLUCTUATED CONSIDERABLY AND WILL PROBABLY CONTINUE TO DO SO.

         The stock markets have experienced price and volume fluctuations, and the market price our common stock historically has been volatile. The market price of our common stock could be subject to wide fluctuations in the future as well in response to a variety of events or factors, some of which may be beyond our control. These could include, without limitation:

         o  the occurrence of catastrophes requiring remediation;
         o  our ability to obtain large projects;
         o changing policies and regulations of the federal state, and local governments;
         o  fluctuations in our financial results;
         o  liquidity of the market for our securities;
         o  future announcements of new competing technologies and procedures;
         o  public perception of our entry into new markets; and
         o  general conditions in our industry and the economy.

OUR CHARTER CONTAINS AUTHORIZED, UNISSUED PREFERRED STOCK THAT MAY INHIBIT A CHANGE OF CONTROL UNDER CIRCUMSTANCES THAT COULD OTHERWISE GIVE OUR STOCKHOLDERS THE OPPORTUNITY TO REALIZE A PREMIUM OVER PREVAILING MARKET PRICES OF OUR SECURITIES.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         We hold a lease expiring in 2007 for our 50,000 square foot facility located at 100 Sweeneydale Avenue, Bay Shore, New York 11706. The lease provides for a current annual rent of $380,852 and is subject to a 4% annual escalation. This facility houses all our operations, with the exception of satellite offices in Florida and Louisiana. We hold a lease expiring in 2007 for our satellite office in Tamarac, Florida, which enables us to procure projects in that state. The lease provides for a current annual rent of $77,274.

         Trade-Winds Environmental Restoration Inc., one of our wholly owned subsidiaries, has leased three premises to serve as a satellite office, regional command center, training center and housing for our employees in Louisiana. On September 1, 2005, Trade-Winds Environmental Restoration, Inc., one of our wholly owned subsidiaries, made arrangements to lease a house located in Baton Rouge, Louisiana for $1,000 per month for six months. On September 2, 2005, Trade Winds entered into a one-year lease agreement for property located in Baton Rouge, Louisiana for $2,000 per month. Pursuant to the terms of the lease, the lessor shall give Trade-Winds first option to purchase the land. On September 8, 2005, Trade-Winds entered into a one-year lease agreement for property located in Convent, Louisiana for $39,500 per month. We consider these premises to be sufficient for our anticipated operations.

         We consider our facilities sufficient for our present uses and our anticipated future operations, and we believe that these properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         On April 16, 2002, Richard S. Fischbein and Mimi Fischbein commenced an action against us and Michael O'Reilly, our CEO, in the Supreme Court of the State of New York, County of New York, claiming that they are entitled to approximately $4,400,000 of damages relating to alleged breaches of a contract for a residential construction project. On May 7, 2002, we filed an answer denying the plaintiffs' claims and seeking approximately $45,418 in a counterclaim for uncollected accounts. The case is currently in pre-trial discovery. We believe that (a) this case is not meritorious and can be resolved without having a material adverse effect on our financial statements and (b) the likelihood of an unfavorable outcome is remote.

         In April 2003, we commenced a remediation project in New York City for Consolidated Edison Company, a local utility, to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. We continued to work on the project so as not to default on the terms which we understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. As of June 28, 2005, we have recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. We have not recognized the revenue associated with our claim for the additional work for which we billed the customer. The project has been substantially completed and the customer has refused to acknowledge its liability for these additional charges we billed it. On October 22, 2004, we commenced an action against Consolidated Edison Company in the New

York State Supreme Court, County of New York, claiming that we are entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, Consolidated Edison Company filed an answer, denying our claims. The case is currently in pre-trial discovery.

         On August 5, 2004, we commenced an action against the New York City Economic Development Corporation in the New York State Supreme Court, County of New York, seeking to collect approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the Economic Development Corporation filed an answer, denying our claims. On November 4, 2004, the Economic Development Corporation filed an amended answer denying our claims and asserting counterclaims in unspecified amounts seeking liquidated damages, reimbursement for consultant's fees and breach of contract. The case is currently in pre-trial discovery.

         We are a plaintiff in approximately 20 lawsuits, including those described above, claiming an aggregate of approximately $5,000,000 pursuant to which we are seeking to collect amounts we believe are owed to us by customers, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         None.

                                     PART II
                                     -------

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
 -----------------------------------------------------------------------------

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

                                                  Price Range of Common Stock
                                                  ---------------------------
              FISCAL YEAR ENDED JUNE 29, 2004
              -------------------------------

              Quarter Ended                          HIGH          LOW
              -------------                          ----          ---
              September 30, 2003                     $.14          $.08
              December 30, 2003                      $.11          $.04
              March 30, 2004                         $.13          $.04
              June 29, 2004                          $.11          $.05

              FISCAL YEAR ENDED JUNE 28, 2005
              -------------------------------

              Quarter Ended                          HIGH          LOW
              -------------                          ----          ---
              September 28, 2004                     $.06          $.04
              December 28, 2004                      $.07          $.03
              March 29, 2005                         $.12          $.04
              June 28, 2005                          $.09          $.06

         As of September 27, 2005, there were approximately 747 holders of record of our common stock, and the closing price on the Over-the-Counter Bulletin Board was $.13 per share.

         On June 30, 2005, we entered into a financing transaction with Laurus Master Fund, Ltd. pursuant to the terms of a securities purchase agreement, as amended, and related documents. Under the terms of the financing transaction, we issued to Laurus:

         o pursuant to the terms of a secured convertible term note, dated June 30, 2005, a three-year note in the principal amount of $5,000,000 (as amended and restated, the "Note"). The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date(s) of the registration statement or registration statements covering the shares of our common stock underlying the Note and the warrant issued to Laurus;
         o pursuant to the terms of an Option Agreement, dated June 30, 2005, a twenty-year option to purchase 30,395,179 shares of our common stock at a purchase price of $.0001 per share; and
         o pursuant to the terms of a Common Stock Purchase Warrant, dated June 30, 2005 a seven-year common stock purchase warrant to purchase 13,750,000 shares of our common stock at a purchase price of $0.10 per share.

         After consummating the transaction on June 30, 2005, Laurus subsequently provided additional financing to us on the same terms and conditions as follows:

         o On July 13, 2005, Laurus loaned us an additional $350,000, and we amended and restated the Note, to be in the principal amount of $5,350,000.
         o On September 9, 2005, Laurus loaned us an additional $650,000, and we further amended and restated the Note to be in the principal amount of $6,000,000.

         The $6,000,000 Note is the only Laurus note issued by us that is currently outstanding.

         Pursuant to the Securities Purchase Agreement, as amended, we are prohibited from declaring or paying any dividends to our common stockholders without receiving Laurus' prior written consent for so long as at least twenty-five percent of the principal amount of the Note is outstanding. Further, we expect that future earnings, if any, will be used to finance the working capital, debt service, growth and development of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. The payment of any future cash dividends by us will be dependent upon our earnings, our financial requirements and other relevant factors. In addition, prior to paying any dividends on our common stock, we are required to pay quarterly dividends on our series A convertible preferred stock. Upon conversion of the series A convertible preferred stock into common stock, dividends on the series A convertible preferred stock shall no longer accrue and all accrued and unpaid dividends, and any related accrued and unpaid interest, as of the date of such conversion, shall be paid in cash. However, our series A convertible preferred stock stockholders have agreed to:

         o propose and vote in favor of an amendment to our certificate of incorporation in order to accommodate the full issuance of the shares of our common stock underlying the Note and the option and warrant we issued to Laurus;
         o postpone their right, upon six months' notice after February 2007, to require us to redeem their series A convertible preferred stock, until the earlier of six months after the repayment of the Note or June 30, 2010;
         o defer receipt of dividend payments on the series A convertible preferred stock due after June 30, 2005, until the earlier of six months after the repayment of the Note or June 30, 2010; and
         o  forbear from appointing a second director until the earlier of
            (a) June 30, 2008 or (b) the repayment in full of the secured convertible term note that we have issued to Laurus.

         The proceeds received by us in connection with the financing transaction and subsequent borrowing from Laurus were used to pay the amounts set forth below to the persons or for the purposes set forth below:

         SPOTLESS DEBT

         o  Former majority stockholder and senior secured lender (Spotless), consisting of approximately $2,650,000 in settlement of the
            principal and $100,000 in interest                                         $   2,750,000
                                                                                       -------------

         TRANSACTION EXPENSES

         o  Laurus transaction fee                                                         1,750,000
         o  Laurus Capital Management, LLC management and due diligence fees                 262,900
         o  Loeb & Loeb escrow fee                                                             2,000
         o  Insurance premiums                                                                37,500
         o  Legal fees                                                                       146,773
         o  Special committee and advisor fees                                                61,136
         o  Payments to series A preferred stockholders                                $      35,000
                                                                                       -------------

            Sub-total                                                                  $   2,295,309
                                                                                       -------------

         OTHER EXPENSES

         o  Audit fees                                                                        50,000
         o  Insurance premiums                                                               276,711
         o  Initial Hurricane Katrina mobilization costs                                     238,173
         o  Working capital                                                                  389,807
                                                                                       -------------

            Sub-total                                                                  $     954,691
                                                                                       -------------

         TOTAL                                                                         $   6,000,000
                                                                                       =============

         On May 24, 2005, our board of directors granted a non-plan ten-year option exercisable at $.06 per share to Tony Towell to purchase 250,000 shares of common stock in connection with his service on our then-existing special committee. Mr. Towell would only be required to pay cash to us, if at all, in connection with exercising the option prior to expiration. We accounted for this option in accordance with APB No. 25 based on the intrinsic value method as described in Note 1.

         On May 24, 2005, our board of directors granted a non-plan five-year options exercisable at $.01 per share and $0.1875 per share to Michael O'Reilly to purchase 2,000,000 and 250,000 shares of common stock, respectively, in an effort to continue incentivizing him in his capacity as our president and chief executive officer. Mr. O'Reilly would be required to pay cash to us, if at all, in connection with exercising the option prior to expiration. We recorded these options based on the intrinsic value method and recognized an aggregate expense of $100,000 in connection therewith pursuant to APB No. 25.

         On December 6, 2004, our board of directors granted a ten-year options exercisable at $.035 per share to each of Tony Towell and Dr. Kevin Phillips to purchase 100,000 shares of common stock under our 2001 Equity Incentive Plan in connection with their service as our directors. Mr. Towell and Dr. Phillips would only be required to pay cash to us, if at all, in connection with exercising their options prior to expiration. We accounted for these options in accordance with APB No. 25 based on the intrinsic value method as described in
Note 1.

         All of the securities were sold in private offerings pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------

                                                                                                 Period from
                                        Fiscal Year    Fiscal Year   Fiscal Year  Fiscal Year    May 1, 2001    Fiscal Year
                                           Ended          Ended          Ended        Ended        Through         Ended
                                       June 28, 2005  June 29, 2004  July 1, 2003  July 2, 2002  July 3, 2001  April 30, 2001
                                       -------------  -------------  ------------  ------------  ------------  --------------
Consolidated Operations Data:

Revenues                               $20,640,410    $ 19,166,753   $17,831,189   $ 32,903,740  $ 2,322,511   $ 22,022,766
Gross Profit                             5,463,675       1,724,694     3,516,670     12,148,063      (91,684)     6,686,575
Net income (loss)                           53,066      (3,535,334)     (469,004)     3,494,867     (720,303)     1,065,877
Net income (loss) per common
share-basic                                   0.00            (.05)        (0.01)          0.05        (0.02)          0.03
Net income (loss) per common
share-diluted                          $      0.00    $       (.05)  $     (0.01)  $       0.04  $     (0.02)  $       0.01

Weighted average common shares outstanding:
Basic                                   77,936,358      77,936,358    77,936,358     63,300,953   38,481,254     38,459,953
Diluted                                 77,936,358      77,936,358    77,936,358     85,455,580   38,481,254     76,244,295

Consolidated Balance Sheet Data:

Total assets                           $10,056,538  $   11,331,165   $11,054,263   $ 10,212,538  $ 8,192,568   $  8,806,398
Total current assets                     7,491,847       8,375,045     8,458,701      8,861,054    6,922,379      7,256,017
Total current liabilities                9,195,938      10,479,016     6,241,411      4,534,581    6,979,416      6,703,167
Total long-term debt                       197,400         340,104       338,848         63,703       14,250         26,837
Convertible notes                                -               -             -        100,000    2,780,000      2,780,000
Redeemable convertible preferred stock   1,300,000       1,300,000     1,300,000      1,300,000    1,300,000      1,300,000
Stockholders' equity (deficit)         $  (712,889) $     (787,955)  $ 2,825,379   $  3,372,383  $(2,487,156)  $ (1,753,853)

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

OVERVIEW

         We, through our wholly-owned subsidiaries, provide a full array of emergency response, remediation and disaster restoration services to a broad range of clients. We have expertise in the areas of hazardous materials remediation, microbial remediation, testing, toxicology, training, wetlands restoration, wildlife and natural resources rehabilitation, asbestos and lead abatement, technical advisory services, restoration and site renovation services.

         Our revenues are derived primarily from providing emergency response, remediation and disaster restoration services to new and repeat customers on time and materials basis or pursuant to fixed-price contracts, including in connection with sudden catastrophes, such as in connection with the services that we are providing in the aftermath of Hurricanes Katrina and Wilma. In fiscal 2005, substantially all of our revenues were derived from time and materials contracts. Under our fixed-price contracts, we assess the scope of work to be done and contract to perform a specified scope of work for a fixed price, subject to adjustment for work outside such scope of work, upon prior approval by our customers. Because most of our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of our projects are performed on a time and materials basis. Under our time and materials contracts, we charge our customers for labor, equipment usage, allocated overhead and a markup relating thereto. Our cost of revenues consists primarily of labor and labor-related costs, insurance, benefits and insurance, travel and entertainment repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, legal fees, sales salaries, marketing and consulting.

         We have encountered difficulty with cash collections and slow cash flow due primarily to factors including:

         o customers refusing to pay prior to receiving insurance reimbursements;
         o customers' facility managers needing to wait for insurance adjustors to approve work before the remission of payment; and
         o certain customers refusing to pay in connection with disputed change orders.

         In an effort to enhance our cash flows from operations, beginning in our 2005 fiscal year, we began implementing improvements in our billing and invoicing procedures as follows:

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

         In light of the foregoing, we expect to generate sufficient cash flow from operations to support our working capital needs and to adequately fund our current operations for at least the next twelve months. However, any further difficulty collecting our accounts receivable or further significant growth could adversely affect our liquidity. In the event that we do not generate sufficient positive cash flow from operations, we may need to seek additional financing in addition to the financing provided by Laurus. Laurus is under no obligation to provide any funding to us. Currently, we have no credit facility for additional borrowing.

         On June 30, 2005, we issued to Laurus a three-year secured convertible term note in the principal amount of $5,000,000. Subsequently, Laurus loaned us an additional $1,000,000, and we amended and restated the note accordingly. As of October 3, the principal amount of the Laurus note outstanding equaled $6,000,000.

ABILITY TO CONTINUE AS A GOING CONCERN

         Our independent auditors raised a concern in their report on our financial statements for our 2005 fiscal year about our ability to continue as a going concern. Due to our recurring losses from operations, working capital deficit, stockholders' deficit and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, there is "substantial doubt" about our ability to continue as a going concern. Although we had a net profit of $53,066 for our 2005 fiscal year and had positive working capital as of September 27, 2005, the uncertainty about our ability to continue as a going concern may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal year ended June 28, 2005, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for stock based transactions, contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

         Stock Based Transactions - We consummated various transactions where we paid the consideration primarily in options or warrants to purchase our common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

         We have recognized the value of the equity instruments issued in connection with financing transactions in accordance with Accounting Principles Board Opinion No. 14 and Emerging Issues Task Force Consensuses 98-5 and 00-27. The intrinsic value of the options and the fair value of the warrants were calculated and the proportionate values of the resulting debt and equity components have been recognized as debt discounts with equivalent increases in amounts reflected as equity. The beneficial conversion feature of the Note, including the effective values under EITF 00-27, has also been recognized as a debt discount, with an equivalent increase in the amount reflected as equity. All of these discounts are being amortized over the three-year term of the debt in accordance with EITF 00-27.

         When options or warrants to purchase our common stock are used as incentives for employees, officers or directors, we use the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by Statement of Financial Accounting Standards "SFAS" No. 123. The intrinsic value method calculates the value of the option or warrant at the difference between the exercise price per share and the market price per share of the common stock on the day the option or warrant is granted, except that such value is zero if the exercise price is higher than the market price of the common stock.

         Once the transaction value is determined, we record the transaction value as an expense with a corresponding increase in paid-in capital.

         When options or warrants to purchase our common stock are used in transactions with third parties, the transaction is valued using the Black-Scholes valuation method. The Black-Scholes valuation method is widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to establish market value of stock options or warrants:

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

         Contract Accounting - Revenue derived from services provided to customers over periods of less than one month is recognized at the completion of the related contracts. Revenue from fixed price contracts that extend over periods of one month or more is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, the effect of contract penalty provisions and final contract settlements may result in revisions to estimates of costs and income and are recognized in the period in which the revisions are determined. Revenue from claims, such as claims relating to disputed change orders, is recognized when realization is probable and the amount can be reliably estimated. Revenues from time and material contracts that extend over a period of more than one month are recognized as services are performed.

         Allowance for Doubtful Accounts - We maintain an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. In determining collectibility, we review available customer account and financial information, including public filings and credit reports, current trends, credit policy, and accounts receivable aging and may also consult legal counsel when appropriate. A considerable amount of judgment is required when we assess the likelihood of our realization of accounts receivables, including assessing the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates.

         Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of June 28, 2005. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that is more likely than not that we will realize all or a portion of our deferred tax assets, we record the estimated net realizable value of our deferred tax assets at that time and provide for income taxes at our combined federal and state effective rates.

RESULTS OF OPERATIONS

Fiscal Year Ended June 28, 2005 Compared to Fiscal Year Ended June 29, 2004
---------------------------------------------------------------------------

Revenues
--------

         Revenues increased by $1,473,657, or 7.7%, to $20,640,410 in our fiscal year ended June 28, 2005, compared to $19,166,753 in our fiscal year ended June 29, 2004, primarily attributable to an increase of $8,340,007 in our emergency, disaster response and remediation work (associated primarily with hurricanes in Florida) and an increase of $500,240 associated with our marine spill business. In addition, $440,000 of revenues was recorded as the result of the settlement of a claim for work performed on change orders. Costs associated with these revenues have been recognized in prior years. These increases were partially offset by a decrease of $2,642,995 in work performed in relation to insurance claims, a decrease of $3,898,446 in our spill and soil environmental remediation and a decrease of $413,736 in our asbestos, lead and mold work.

Cost of Revenues
----------------

         Cost of revenues decreased by $2,265,324, or 13%, to $15,176,735, or 75.1% of total revenues in our fiscal year ended June 28, 2005, as compared to $17,442,059, or 91% of total revenues in our fiscal year ended June 29, 2004. This decrease was primarily the result of a $2,350,249, or 27.1%, reduction in payroll, including fringe and union benefits, and a $224,903 decrease in direct project related expenses, such as the cost of subcontractors, materials, supplies and equipment rental, partially offset by an increase of $309,828 in other expenses, such as testing, sampling, truck-related expenses, training and insurance. Our cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, cost of revenues include job related insurance costs, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation, disposal, and depreciation of capital equipment.

Gross Profit
------------

         Gross profit increased by $3,738,981, or 216.8%, to $5,463,675, or
26.5%, of total revenues for our fiscal year ended June 28, 2005 from $1,724,694, or 9% of total revenues, for our fiscal year ended June 29, 2004. This increase in gross profit was due primarily to a greater proportion of emergency response work related to hurricanes in Florida and equipment intensive projects with higher gross margins and a corresponding reduction in labor costs. In addition, there were no current year costs associated with the $440,000 of revenues recorded in the 2005 period on the settlement of the previously discussed claim .

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses decreased by $463,552, or 8.7%, to $4,884,972 in our fiscal year ended June 28, 2005 from $5,348,524 in our fiscal year ended June 29, 2004 and constituted approximately 24% and 28% of total revenues, respectively. The decrease in selling, general and administrative expenses was primarily due to reductions of approximately $436,028 in payroll and fringe benefits, $284,138 in marketing expenses and $200,000 in travel and entertainment expenses, partially offset by increases of $233,393 in professional fees and $42,289 in our allowance for doubtful accounts.

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

         There was a charge of $76,089 related to variable accounting treatment for these officer securities in our fiscal year ended June 28, 2005, which resulted from an increase in our stock price, as compared to a benefit of ($348,626) in our fiscal year ended June 29, 2004, which resulted from a decrease in our stock price. Due to the terms of the options, changes in the market price of our common stock, in either direction, resulted in a corresponding expense or benefit.

Interest Expense
----------------

         Interest expense decreased by $560,611, or 60.6%, to $363,850 in our fiscal year ended June 28, 2005 from $924,461 in our fiscal year ended June 29, 2004. The decrease in interest expense was primarily due to a reduction in interest expenses attributable to sales of accounts receivable at a discount to Spotless.

(Benefit) Provision for Income Taxes
------------------------------------

         The (benefit) provision for income taxes reflects an effective rate of 31.2% and (15.2)% in fiscal 2005 and 2004, respectively. The accounting benefit for taxable losses generated in prior periods was offset by recording a full valuation allowance. Such valuation allowance was recorded because we do not believe that the utilization of the tax valuation allowances from operating losses, and other temporary differences are "more likely than not" to be realized, as required by accounting principles generally accepted in the United States of America.

Net (Loss) Income
-----------------

         Net income and basic net loss attributable to common stockholders per share for our fiscal year ended June 28, 2005 were $53,066 and ($24,934), respectively. This compares to net (loss) and basic net (loss) attributable to common stockholders per share for our fiscal year ended June 29, 2004 of ($3,535,334) and ($3,613,334), respectively. The changes were primarily attributable to the factors described above.

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

Cost of Revenues
----------------

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

Gross Profit
------------

         Gross profit decreased by $1,791,976, or 9%, to $1,724,694 of total revenues, for our fiscal year ended June 29, 2004 from $3,516,670, or 20%, of total revenues, for our fiscal year ended July 1, 2003. This decrease in gross profit of $1,791,976, or 51%, was due primarily to cost overruns incurred on an oil tank cleaning project.

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

Expense (Benefit) Related to Variable Accounting Treatment for Officer Options
------------------------------------------------------------------------------

         Under the terms of an employment agreement, our president and chief executive officer, until June 30, 2005, could sell to us all shares of our common stock held by him and all shares of our common stock underlying vested options to purchase shares of our common stock held by him. The expense relating to variable accounting treatment for these officer options amounted to $76,089 in our fiscal year ended June 28, 2005, changing from a benefit of $348,626 in our fiscal year ended June 29, 2004 and from a benefit of $593,246 in our fiscal year ended July 1, 2003. This expense in our fiscal year ended June 28, 2005 was due to an increase in the market price of our common stock, and the benefits in our fiscal years ended June 29, 2004 and July 1, 2003 were due to a decrease in the market price of our common stock. Due to the terms of the options, changes in the market price of our common stock, in either direction, resulted in a corresponding expense or benefit.

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

(Benefit) Provision for Income Taxes
------------------------------------

         The (benefit) provision for income taxes reflects an effective rate of
(15)% and (70)% in fiscal year ended June 29, 2004 and July 1, 2003, respectively. The book benefit for taxable losses generated in prior periods was offset by recording a full valuation allowance. Such valuation allowance was recorded because management does not believe that the utilization of the tax valuation allowances from operating losses, and other temporary differences are "more likely than not" to be realized, as required by accounting principles generally accepted in the United States of America.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of June 28, 2005, we had cash balances of $512,711, working capital deficit of ($1,704,091) and a stockholders' deficit of ($712,889). As of June 29, 2004, we had cash balances of $63,562, working capital of ($2,103,971) and stockholders' deficit of ($787,955). At July 1, 2003, we had cash balances of $130,096, working capital of $2,217,290 and stockholders' equity of $2,825,379. We incurred a net profit of $82,441 and a net loss of ($3,535,334) for our fiscal years ended June 28, 2005 and June 29, 2004, respectively.

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

         Historically, we have financed our operations primarily through issuance of debt and equity securities, through short-term borrowings from our former majority shareholder, and through cash generated from operations. We expect to generate sufficient cash flow from operations to support our working capital needs and to adequately fund our current operations for at least the next twelve months. However, any further difficulty collecting our accounts receivable or further significant growth could adversely affect our liquidity. In the event that we do not generate sufficient positive cash flow from operations, or if we experience changes in our plans or other events that adversely affect our operations or cash flow, we may need to seek additional financing in addition to the financing provided by Laurus. Laurus is under no obligation to provide any funding to us. Currently, we have no credit facility for additional borrowing.

         Our future cash requirements are expected to depend on numerous factors, including, but not limited to our ability to:

         o Obtain profitable environmental or related construction contracts. So long as we have sufficient working capital, we anticipate continued revenue growth in new and existing service areas and to continue to bid on large projects, though there can be no assurance that any of our bids will be accepted or that we will have sufficient working capital. In light of expected activity to remediate damage caused by Hurricane Katrina, we mobilized over sixty employees to the gulf coast region. Our Trade-Winds subsidiary has leased and is in the process of leasing three premises to serve as a satellite office, regional command center, training center and housing for its mobilized employees. We are engaged on various projects for private sector customers in the gulf coast region, under time and materials contracts or other arrangements, which management expects to comprise over $3.5 million of revenues. Management believes that we will be engaged to perform substantial additional projects in this region in the foreseeable future, possibly including federally funded projects on which we have not focused to date; however, no assurance can be given in this regard until contracts relating to these projects have been executed.
         o Control our selling, general and administrative expenses, which have recently increased in connection with our need to incur labor, operating and equipment expenses in relation to our operations in the gulf coast and Florida regions.
         o  Raise additional capital or obtain additional financing.
            Management has preliminarily explored additional funding sources, but has been unable to attract additional debt or equity capital. The existence of the Laurus and Spotless security interests may impair our ability to raise additional debt capital. No assurance can be given that we will be able to obtain additional debt or equity capital although our management expects to continue seeking any such favorable opportunities.
         o Generate positive cash flow from operations. We seek to obtain profitable contracts that generate gross profits more than sufficient to pay our expenses.

         We have experienced difficulties with cash collections and slow cash flow due primarily to factors including:

         o customers refusing to pay prior to receiving insurance reimbursements;
         o customers' facility managers needing to wait for insurance adjustors to approve work before the remission of payment; and
         o certain customers refusing to pay in connection with disputed change orders.

         In an effort to enhance our cash flows from operations, beginning in our 2005 fiscal year, we began implementing improvements in our billing and invoicing procedures as follows:

         o we generally do not commence projects until we have a fully executed contract;
         o our service contracts provide that our customers are directly obligated for our services;
         o we require client approval with respect to the work performed or to be performed;
         o we generally seek deposits or mobilization fees for time and materials contracts;
         o we engage local legal counsel in the areas in which we operate to file liens against customers' real property in the event of contract disputes; and
         o all invoices submitted for payment are reviewed for proper documentation.

         Because some of these are relatively new changes, no assurances can be given that they will be successful in improving our collections and cash flows.

         As of October 3, 2005, we owed Laurus $6,000,000 pursuant to a restated convertible senior secured note, the proceeds of which we used to pay the amounts set forth below to the persons for the purposes set forth below:

         SPOTLESS DEBT

         o  Former majority stockholder and senior secured lender (Spotless), consisting of approximately $2,650,000 in settlement of the
            principal and $100,000 in interest                                         $   2,750,000
                                                                                       -------------

         TRANSACTION EXPENSES

         o  Laurus transaction fee                                                         1,750,000
         o  Laurus Capital Management, LLC management and due diligence fees                 262,900
         o  Loeb & Loeb escrow fee                                                             2,000
         o  Insurance premiums                                                                37,500
         o  Legal fees                                                                       146,773
         o  Special committee and advisor fees                                                61,136
         o  Payments to series A preferred stockholders                                 $     35,000
                                                                                        ------------

            Sub-total                                                                   $  2,295,309
                                                                                        ------------

         OTHER EXPENSES

         o  Audit fees                                                                        50,000
         o  Insurance premiums                                                               276,711
         o  Initial Hurricane Katrina mobilization costs                                     238,173
         o  Working capital                                                                  389,807
                                                                                         ------------

            Sub-total                                                                    $   954,961
                                                                                         -----------

         TOTAL                                                                           $ 6,000,000

         Set forth below is a summary of the material terms of the agreements governing the Laurus financing transaction:

         The funds borrowed under the Laurus financing are governed by the Securities Purchase Agreement, as amended, the Note, a security agreement, a stock pledge agreement, a registration rights agreement, as amended, and a subsidiary guaranty. Under the terms of the Securities Purchase Agreement, as amended, Laurus had a right to provide us with $1,300,000 of financing in addition to the original $5,000,000 that it provided to us on the same terms as the original Note. In connection with the additional borrowings described above, Laurus has provided all of such additional financing.

         Principal Borrowing Terms and Prepayment. Under the terms of the Note, which matures on June 30, 2008, we are required to make monthly repayments of principal, on the first of each month, to Laurus in the amount of $189,500, commencing as of November 1, 2005. Interest is payable monthly and started to accrue on August 1, 2005. All required interest payments as of October 3, 2005 have been made. We are required to pay such amounts in shares of our common stock should all of the following conditions be satisfied:

         o the average closing price of its common stock for the five (5) trading days immediately prior to the first of each month is equal to or greater than $.10;
         o the amount of the payment then due is not an amount greater than thirty percent (30%) of the aggregate dollar trading volume of the common stock for the period of twenty-two (22) trading days immediately prior to the first of each month;
         o the common stock underlying the Note has been registered under an effective registration statement under the Securities Act of 1933 or is otherwise covered by an exemption from registration for resale pursuant to Rule 144 of the Securities Act of 1933;
         o Laurus' aggregate beneficial ownership of our shares of common stock does not and would not by virtue thereof exceed 4.99%; and
         o  we are not in default of the Note.

         If any of these conditions are not satisfied, we will be required to make payments in cash in an amount equal to 103% of the principal amount, plus accrued interest, then due. Should we be required to pay cash, this may have an adverse effect on our cash flow and liquidity.

         The Note may be redeemed by us in cash by paying the holder of the Note 120% of the principal amount, plus accrued interest. As discussed below, the holder of the Note may convert all or a portion of the Note, together with related interest and fees, into fully paid shares of our common stock at any time. The number of shares to be issued shall equal the total amount of the Note to be converted, divided by an initial fixed conversion price of $.09, which may be reduced.

         If we issue shares of common stock to a third-party for consideration below the fixed conversion price of $.09 per share or issue derivative securities convertible into or exercisable for shares of common stock at prices below the fixed conversion price of $.09 per share, then the fixed conversion price of the Note will be reduced to such lower issuance or exercise price. In addition, the conversion price of the Note may be adjusted pursuant to customary anti-dilution provisions, such as if we pay a stock dividend, reclassify our capital stock or subdivide or combine our outstanding shares of common stock into a greater or lesser number of shares.

         We may receive proceeds from the exercise of the option and the warrant described above if Laurus elects to pay the exercise price in cash rather than executing a cashless exercise. Laurus may effect a cashless exercise of the warrant if the market price of our common stock exceeds the per share exercise price, and it may effect a cashless exercise of the option if (a) the market price of our common stock exceeds the per share exercise price and (b) (1) we have not registered the shares underlying the option pursuant to an effective registration statement or (2) an event of default under the Note has occurred and is continuing. Upon a cashless exercise in lieu of paying the exercise price in cash, Laurus would receive shares of our common stock with a value equal to the difference between the market price per share of our common stock at the time of exercise and the exercise price per share set forth in the option and the warrant, multiplied by the number of shares with respect to which the option or warrant is exercised. There would be no proceeds payable to us upon a cashless exercise of the option or the warrant. There can be no assurances that Laurus will exercise the option and warrant or that it will elect to pay the exercise price in cash in lieu of a cashless exercise. On September 12, 2005, we issued 1,500,000 shares of our common stock to Laurus in connection with its partial exercise of the Option at an exercise price of $.0001 per share for an aggregate exercise price of $150.

         Laurus has contractually agreed to restrict its ability to convert the Note and/or exercise its warrant and option if such conversion and/or exercise would cause its beneficial ownership of shares of our common stock to exceed 4.99% of the outstanding shares of our common stock. The 4.99% limitation is null and void without notice to us upon the occurrence and during the continuance of an event of default or upon 75 days' prior written notice to us. As of October 3, 2005, Laurus beneficially owns 1,500,000 shares of our common stock, or approximately 4.46% of our outstanding common stock. As a result, Laurus could only acquire up to approximately 184,405 additional shares, which would constitute a conversion of approximately $16,596 of the principal amount of the Note, while remaining in compliance with the 4.99% limitation. Because Laurus is irrevocably prohibited from waiving this 4.99% limitation, except as described above, even if the other conditions allowing us to pay in shares of common stock have been satisfied, if Laurus cannot or does not reduce its ownership of our common stock at a time when such reduction would be necessary to allow us to make a payment in shares of common stock, we would be required to pay Laurus in cash. This may have an adverse effect on our cash flow and liquidity.

         EVENTS OF DEFAULT AND COLLATERAL. In the event we default on the Note, we will be required to pay 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest. In addition, upon the occurrence of an event of default, the interest rate charged with respect to the Note will be increased by 2% per month until the default is cured. The Note is secured by a lien on substantially all of our assets, including the stock of our subsidiaries, all cash, cash equivalents, accounts, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, including promissory notes, contract rights and general intangibles, including payment intangibles. The Master Security Agreement, dated June 30, 2005, between us and Laurus contains no specific financial covenants. The Master Security Agreement and the Note define the circumstances under which they can be declared in default and subject to termination, including:

         o a failure to pay interest and principal payments under the Note when due on the first day of the month or prior to the expiration of the three-business day grace period, unless agreed otherwise;
         o a breach by us of any material covenant or term or condition of the Note or in any agreement made in connection therewith and, to the extent subject to cure, the continuation of such breach without remedy for a period of fifteen or thirty days, as the case may be;
         o a breach by us of any material representation or warranty made in the Note or in any agreement made in connection therewith;
         o any form of bankruptcy or insolvency proceeding instituted by or against us, which is not vacated within 30 days;
         o any attachment or lien in excess of $75,000 in the aggregate made upon our assets or a judgment rendered against our property involving a liability of more than $75,000 which shall remain unvacated, unbonded or unstayed for a period of 30 days;
         o a failure to timely deliver shares of common stock when due upon conversion of the Note or a failure to timely deliver a replacement note;
         o an SEC stop trade order or principal market trading suspension of our common stock is in effect for 5 consecutive trading days or 5 days during a period of 10 consecutive trading days, if we are not able to cure such trading suspension within 30 days of receiving notice or are not able to list our common stock on another principal market within 60 days of such notice;
         o a failure to have authorized and reserved shares of our common stock for issuance on or before December 31, 2005 sufficient to provide for the full conversion of the Note, and full exercise of the option and warrant issued by us to Laurus;
         o an indictment or threatened indictment of us or any of our executive officers under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against us or any of our executive officers pursuant to which statutory or proceeding penalties or remedies available include forfeiture of any of our property; and
         o  the departure of Michael O'Reilly from our senior management.

         ESCROW. We also entered into a Funds Escrow Agreement, dated June 30, 2005, with Laurus and Loeb & Loeb LLP, as escrow agent, pursuant to the requirements of the Security Agreement. Under the terms of the Funds Escrow Agreement, the funds from Laurus were placed in escrow pending receipt by the escrow agent of fully executed transaction documents and disbursement instructions, upon receipt of which such funds were released to us. No funds remain in escrow.

         REGISTRATION RIGHTS. Pursuant to the terms of a Registration Rights Agreement, dated June 30, 2005 and amended on November 23, 2005, we were obligated to file a registration statement with the Securities and Exchange Commission registering the resale of shares of our common stock issuable upon a conversion of the Note and upon the exercise of the option and warrant issued to Laurus. If such registration statement is not declared effective by November 22, 2005 by the Securities and Exchange Commission, then we will be required to pay to Laurus the following amounts:

         o 1.5% of the principal outstanding on the Note, for the first thirty days, prorated for partial periods, which equals $3,000 per day based upon the $6,000,000 principal amount of the Note currently outstanding; and
         o 2.0% of the principal outstanding on the Note, for each thirty day period, prorated for partial periods, which equals $4,000 per day.

         The table below summarizes contractual obligations and commitments as of June 28, 2005, including principal and interest payments on our debt:

The table below summarizes contractual obligations and commitments as of June 28, 2005, including principal and interest payments on our debt:(1)

                               Total        1 Year      2-3 Years   4-5 Years   Thereafter
                               -----        ------      ---------   ---------   ----------
     Operating Leases       $  837,539     $ 158,132    $ 379,407   $      -    $       -
     Capitalized Leases        367,012       168,482      184,540     13,990            -
     Capitalized Leases -
     Interest Expense           64,200        34,996       27,644      1,560            -
                            -----------    ----------   ----------  ---------   ----------
     Total                  $1,268,751     $ 661,610    $ 591,591   $ 15,550    $       -
                            ===========    ==========   ==========  =========   ==========
-------------

(1) These amounts are based on assumed interest payments reflecting various long-term debt with maturities ranging from 3 months to 54 months and aggregating $64,200 financed trucks and vehicles with interest rates ranging from 3.95% to 13.99%.

OFF-BALANCE SHEET ARRANGEMENTS

         Although we do not have any financing arrangements that have not been recorded in our financial statements, our transaction with Laurus resulted in a significant discount that reduced the carrying value on our balance sheet of our debt obligation to Laurus. As of September 27, 2005, the Note had a principal balance of $6,000,000 with a corresponding discount of $4,955,476, resulting in a carrying amount of $1,044,524 on our balance sheet, $326,414 of which is included as a current liability and $718,110 of which is included as long-term debt.

EFFECT OF INFLATION

         Inflation has not had a material impact on our operations during fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, except that we experienced an increase of 11.9% in fuel costs during the first quarter of this year due to increased oil prices, including the effect of Hurricane Katrina on fuel prices.

SEASONALITY

         Since we and our subsidiaries are able to perform most of our services throughout the year, our business is not considered seasonal in nature. However, we are affected by:

         o the timing of large projects in certain of our service areas, i.e., asbestos and mold abatement and construction;
         o  the timing of catastrophes; and
         o inclement weather conditions. In particular, extended periods of rain, cold weather or other inclement weather conditions may result in delays in commencing or completing projects, in whole or in part. Any such delays may adversely affect our operations and financial results and may adversely affect the performance of other projects due to scheduling and staffing conflicts.

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

         Interest Rate Sensitivity - Interest rate risk is the risk that interest rates on our debt is fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The Note, in the principal amount of $6,000,000, bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve month period, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 3 months to 54 months aggregating to $477,733 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $39,000 annually. This hypothetical calculation reflects the assumed interest payments for the:

         o  Note at a rate of 8.75% per annum;
         o  Spotless note at a rate of  5.86% per annum; and
         o various other debt for financed trucks and vehicles with maturities ranging from 3 months to 54 months with interest rates ranging from 3.95% to 13.99%.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

         Set forth below is a list of the financial statements of ours included in this Annual Report on Form 10-K following Item 15.

                             Item                                           Page
                             ----                                           ----

Reports of Independent Registered Public Accounting Firms                   F-2
Consolidated Balance Sheets as of June 28, 2005 and June 29, 2004           F-4
Consolidated Statements of Operations for our fiscal years
 ended June 28, 2005, June 29, 2004 and July 1, 2003                        F-5
Consolidated Statements of Stockholders' Equity for our fiscal
 years ended June 28, 2005, June 29, 2004 and July 1, 2003                  F-6
Consolidated Statements of Cash Flows for our fiscal years
 ended June 28, 2005, June 29, 2004 and July 1, 2003                        F-7
Notes to Consolidated Financial Statements                                  F-8

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

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

         As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our principal executive and financial officers of the effectiveness of the design and operation of its "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. In the fourth quarter of fiscal 2005, our board of directors and management became aware of the existence of a service contract that had not been properly reported internally as prescribed by our internal disclosure controls and procedures guidelines. Although it was required to be reported internally based upon the amount of the service contract, upon review, our board of directors and management concluded that it did not relate to a material transaction. Our board of directors and management, including our new Chief Financial Officer, are assigning a high priority to implementing changes, including with respect to increasing the threshold amounts set forth in our internal disclosure controls and procedures guidelines in order to maximize effectiveness while facilitating regular business operations.

         In connection with the foregoing, our chief executive officer and chief financial officer have concluded that, subject to the inherent limitations in all control systems, our current disclosure controls and procedures are effective as of the end of the period covered by this annual report to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

         Our chief executive officer and our chief financial officer reviewed with members of our audit committee whether our need to restate our financial results for our fiscal year ended June 28, 2005 affected their conclusions that our disclosure controls and procedures, as of June 28, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the Securities and Exchange Commission. In connection with their review, our chief executive officer and chief financial noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed in the Form 10-K we filed under the Securities Exchange Act was accumulated and communicated to our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Rather, the restatements resulted from reconsideration in connection with preparing responses to a comment letter that we received from the Securities and Exchange Commission in relation to its review of our registration statement on Form S-1 filed on October 3, 2005 of a decision made by management to record and classify certain amounts relating to variable equity based compensation and classify the recovery of certain claims under generally accepted accounting principles. In addition, in preparing our responses to the SEC comment letter, we identified an apparent bookkeeping error that occurred whereby an option granted to our chief executive officer in May 2005 was improperly recorded. Our chief executive officer and chief financial officer did not find that management's subsequent decisions, that its prior recording, bookkeeping and classification were not in accordance with generally accepted accounting principles, raise any question about whether our disclosure controls and procedures were effective to ensure that required information was disclosed to them as appropriate to allow timely decisions regarding required disclosure in light of what appear to have been misjudgments in decision-making and processing due to errors in connection with information that was actually disclosed. Therefore, based on that review, our chief executive officer and our chief financial officer determined that their prior conclusions, that our disclosure controls and procedures were effective as of June 28, 2005, had not changed.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         The names of our director-nominees, their ages as of October 3, 2005, and certain other information about them, are set forth below:

NAME                     AGE    POSITIONS AND OFFICES
----                     ---    ---------------------

Michael O'Reilly         55     Director, Chairman of the Board of Directors,
                                 President and Chief Executive Officer
Andrew C. Lunetta        55     Vice President and Chief Financial Officer
Anthony P. Towell        74     Director
Dr. Kevin J. Phillips    57     Director

PRINCIPAL OCCUPATIONS OF DIRECTORS AND EXECUTIVE OFFICERS

         The following is a brief summary of the business experience and background of our directors and executive officers based upon information provided to us by such persons.

         MICHAEL O'REILLY has served as our president and chief executive officer and a director since 1996, and has been the sole director and president of our Trade-Winds Environmental Restoration, Inc. subsidiary since 1993. Since September 2005, and from 1996 to 1999, he has been and was also the chairman of our board of directors. Prior to joining us, Mr. O'Reilly was vice president and chief operating officer of North Shore Environmental Solutions, Inc., an environmental remediation firm which provided a wide array of services, including asbestos, hazardous materials and lead removal.

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

         ANTHONY P. TOWELL has served as a director since November 1996. Prior to December 2000, he was a Vice President, Co-Chairman, and a director of Worksafe Industries, Inc., a manufacturing company that specialized in industrial safety. He also held executive positions during a 25-year career with the Royal Dutch Shell Group.

         DR. KEVIN J. PHILLIPS, PH.D. has served as a director since March 1998. Over the past five years, Dr. Phillips has been a partner, principal and director of FPM Group Ltd., formerly known as Fanning, Phillips & Molnar, an engineering firm located on Long Island, New York. Dr. Phillips has a B.A. in Civil Engineering from the City University of New York, an M.S. Degree in Civil Engineering from the Massachusetts Institute of Technology and a Ph.D. in Environmental Engineering from the Polytechnic Institute of New York. He is a licensed professional engineer in eight states, including New York, Pennsylvania, New Jersey and Connecticut, with over 20 years experience in geohydrology and environmental engineering. Dr. Phillips serves on our board as the nominee of our series A convertible preferred stockholders.

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

                           SUMMARY COMPENSATION TABLE

                                                                                              Long-Term
                                                                                            Compensation
                                                      Annual Compensation                      Awards
                                            ---------------------------------------    -----------------------
                                  Fiscal                                  Other        Restricted  Securities
                                   Year                                   Annual          Stock    Underlying      All Other
Name and Principal Position(s)     Ended    Salary ($)   Bonus ($)     Compensation    Awards ($)    Options    Compensation ($)
------------------------------    -------   ----------   ---------     ------------    ----------  ----------   ----------------
Michael O'Reilly, Chairman       6/28/05    $285,000     $  2,937           -             -        2,250,000 (1)          -
  President and                  6/29/04    $285,000            -           -             -          450,000 (2)    $74,580(3)
  Chief Executive Officer         7/1/03    $287,475      $49,073 (4)       -             -                -              -

(1) Includes options granted to Mr. O'Reilly (a) on May 24, 2005, to purchase 2,000,000 shares of our common stock at an exercise price of $.01 per share, and (b) on May 24, 2005, to purchase 250,000 shares of our common stock at an exercise price of $0.1875 per share. Does not include options granted to Mr. O'Reilly on June 30, 2005, to purchase 15,469,964 shares of our common stock at an exercise price of $.09 per share. All of the options are fully vested.





(2) On November 10, 2003, we granted Mr. O'Reilly options to purchase (a) 250,000 shares of our common stock at an exercise price of $0.22 per share and (b) 200,000 shares of our common stock at an exercise price of $0.34 per share. Such options are fully vested.

(3) This compensation consists of the value of in-kind damage mitigation and restoration goods and services that we provided to Mr. O'Reilly in connection with severe water damage caused by a failed water heater at a condominium that he beneficially owned and allowed us to use for marketing and employee-relations purposes. In connection with these services, our entire direct costs and allocated overhead, without a markup, equaled approximately $56,780. We also paid the full carrying costs, including mortgage payments, in the amount of $17,800 relating to this condominium.

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

                                                                                  Potential Realizable
                                                                                    Value at Assumed
                                            Percent of                                Annual Rates
                           Number of       Total Options                             of Stock Price
                           Securities        Granted                                  Appreciation
                           Underlying      to Employees  Exercise                    for Option Term
                             Options        in Fiscal      Price      Expiration     -----------------
Name                        Granted(1)         Year        ($/Sh)        Date         5%($)    10%($)      0%($)
---------------------   -----------------   -----------   --------   -------------   -------   -------    -------
Michael O'Reilly           2,000,000           88.9%         .01      May 23, 2020    140,000   180,000    100,000
Michael O'Reilly             250,000           11.1%       .1875      May 23, 2010          -         -          -
--------------

(1) Excludes 15,469,964 shares of our common stock issuable to Mr. O'Reilly pursuant to an option that we issued to him on June 30, 2005 at an exercise price of $.09 per share.

                                                                       Number of
                                                                       Securities               Value of
                                                                       Underlying              Unexercised
                                                                      Unexercised             In-The-Money
                                                                     Options/SARs             Options/SARs
                                                                       at June 28,            at June 28,
                                                                      2005 (#) (1)              2005 ($)
                                                                     -------------         ----------------
                               Shares Acquired          Value         Exercisable/           Exercisable/
Name                           on Exercise (#)       Realized ($)    Unexercisable         Unexercisable (2)
-----------------------        ---------------       ------------    -------------         -----------------
Michael O'Reilly                      -                  $-           2,000,000                 $160,000
Michael O'Reilly                      -                  $-             250,000                       $0
Michael O'Reilly                      -                  $-           2,811,595                  $29,315
Michael O'Reilly                      -                  $-           2,674,714                       $0
Michael O'Reilly                      -                  $-             200,000                       $0
Michael O'Reilly                      -                  $-             250,000                       $0
Michael O'Reilly                      -                  $-             650,000                       $0
-----------------

(1) Excludes 15,469,964 shares of our common stock issuable to Mr. O'Reilly pursuant to an option that we issued to him on June 30, 2005 at an exercise price of $.09 per share.




(2) The value is calculated based on the aggregate amount of the excess of $.09 (the closing sale price per share for our common stock on June 28, 2005) over the relevant exercise price(s).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

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

(1) Does not include individual grants of options and warrants to our president and chief executive officer to purchase up to 7,736,309 of our common stock, not as part of any general stock compensation plan. These options and warrants were all granted on or prior to May 24, 2005 and have terms ranging from 5 to 10 years, with exercise prices ranging from $.01 to $0.1875 per share. These options vested immediately.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of our voting stock as of October 3, 2005 of:

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

                                                                    Class
                             -----------------------------------------------------------------------------
                                         Common Stock                            Series A Preferred
                                         ------------                            ------------------
                                      Amount and Nature                           Amount and Nature
                                   Of Beneficial Ownership (1)                of Beneficial Ownership (1)
                             --------------------------------------         ------------------------------
Name of                         Number of Shares        Percent of           Number of Shares
Beneficial Owner               Beneficially Owned         Class              Beneficially Owned     Class
----------------             --------------------------------------         ------------------------------
Michael O'Reilly   (2)            39,953,570  (3)          69.0%                       -                -
Anthony P. Towell  (2)               933,599  (4)           2.7%                       -                -
Dr. Kevin Phillips (5)             1,645,839  (6)           4.7%                 650,000             50.0%
Andrew C. Lunetta  (7)                     0  (7)              *                       -                -
Gary Molnar        (5)             1,135,839  (8)           3.3%                 650,000             50.0%
All directors and
Executive Officers
as a group
(4 individuals)                   42,533,008  (9)          76.4%                 650,000             50.0%

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

(2) The address for this person is c/o Windswept Environmental Group, Inc., 100 Sweeneydale Ave., Bay Shore, New York 11706.

(3) Includes 15,647,297 shares of our common stock directly held by Mr. O'Reilly and options under which he may purchase 24,306,273 shares of our common stock. Does not include 11,000 shares of our common stock directly held by JoAnn O'Reilly, the wife of Mr. O'Reilly, as to which Mr. O'Reilly disclaims beneficial ownership.

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

(9) Includes 15,917,669 shares of our common stock directly held by members of the group, options under which members of the group may purchase an aggregate of 25,956,273 shares of our common stock and




         650,000 shares of our common stock issuable upon conversion of 650,000 shares of series A convertible preferred stock directly held by a member of the group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         As of June 28, 2005, we owed Spotless Plastics (USA) Inc. $5,000,000 under a promissory note in the original principal amount of $1,700,000. The Spotless note was collateralized by all of our assets. During the fiscal year ended June 29, 2004, we borrowed $3,300,000 from Spotless for working capital requirements and to fund losses.

         As of June 28, 2005, Spotless was due payment from third parties for accounts receivable in the amount of $349,985 purchased under an account receivable agreement dated February 5, 2004 entered into with us. As of such date, Spotless had purchased an aggregate amount of its accounts receivable equaling $4,991,252 at an aggregate discount of $911,202, for an aggregate purchase price of $4,080,050. Pursuant to the account receivable finance agreement, Spotless was able to purchase certain of our accounts receivable without recourse for cash, subject to certain terms and conditions. During our fiscal years 2005, 2004 and 2003, we were charged by Spotless an administrative fee of $84,138, $131,556 and $101,256, respectively, of which $84,138 remained unpaid and included in accrued expenses as of June 28, 2005.

         On June 30, 2005, we completed a financing transaction, in which we sold the Note to Laurus Master Fund, Ltd. The sale of the Note was completed pursuant to a securities purchase agreement and related documents, dated June 30, 2005. $2,750,000 of the proceeds from this transaction were used to repay all of our financial obligations to Spotless, including the Spotless Loan.

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

         On June 30, 2005, Messrs. Peter Wilson, John Bongiorno, Ronald Evans and Brian Blythe, who were nominees of Spotless, resigned as our directors, and Mr. Charles L. Kelly, Jr., also a Spotless nominee, resigned as our chief financial officer and as on of our directors. In addition, Mr. Joseph Murphy, an employee of Spotless, resigned as our vice president of finance and administration and Secretary. Pursuant to a transition services agreement, Spotless agreed to provide the services of Mr. Murphy to the Company, including in relation to advice in the areas of:

         o  administration;
         o  accounting, finance and risk management; and
         o assisting in the preparation and review of our reports filed with the SEC during a six-month transitional process for a fee of $5,000 per month and a payment of $25,000 to Mr. Murphy at the end of the transitional period.

         On June 30, 2005, Spotless, through one of its wholly owned subsidiaries, sold 15,469,964 shares of our common stock to Michael O'Reilly, our president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued by Mr. O'Reilly to Spotless, bearing interest at LIBOR plus 1%. We incurred an expense of $139,230 in connection with this transaction. Spotless surrendered its remaining 45,865,143 shares of our common stock to us for cancellation.

         Mr. O'Reilly issued a personal guaranty to Laurus for $3,250,000 of the Note.

         In addition, we issued an option exercisable at $.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of our common stock in connection with his:

         o agreement to a new employment agreement, which (a) does not include a put right that existed in his former employment agreement requiring us, under certain circumstances, to buy his shares of our common stock and shares underlying his vested options, and (b) calls for a base salary of $285,000 per year and a bonus equal to 2.5% of our pre-tax income, as defined in the employment agreement; and
         o  agreement to personally guarantee our bonding obligations,

each of which was a condition precedent to the consummation of our financing transaction with Laurus. This option will be accounted for in accordance with APB No. 25 based on the intrinsic value method because it was agreed to be issued in connection with Mr. O'Reilly's employment. No portion of this option will be allocated to Mr. O'Reilly's guaranty.

         On May 24, 2005, we issued non-plan five-year options exercisable at $.01 per share and $0.1875 per share to Michael O'Reilly to purchase 2,000,000 and 250,000 shares of our common stock, respectively, in an effort to continue incentivizing him in his capacity as our president and chief executive officer. We recorded these options based on the intrinsic value method and recognized an aggregate expense of $100,000 in connection therewith pursuant to APB No. 25.

         On June 30, 2005, we issued ten-year options exercisable at $.09 per share to our series A convertible preferred stockholders, including Dr. Kevin Phillips, one of our directors, to purchase an aggregate of 500,000 shares of our common stock. We also agreed to pay to our series A convertible preferred stockholders, out of legally available funds, accrued and unpaid dividends in an aggregate of (a) $35,000 on each June 30, 2005, September 30, 2005 and December 30, 2005 and (b) $50,000 on February 28, 2007 in consideration for their agreement to:

         o propose and vote in favor of an amendment to our certificate of incorporation in order to accommodate the full issuance of the shares of our common stock underlying the Note and the option and warrant we issued to Laurus;
         o postpone their right, upon six months' notice after February 2007, to require us to redeem their series A convertible preferred stock, until the earlier of six months after the repayment of the Note or June 30, 2010;
         o defer receipt of dividend payments on the series A convertible preferred stock due after June 30, 2005, until the earlier of six months after the repayment of the Note or June 30, 2010; and
         o forbear from appointing a second director until the earlier of (a) June 30, 2008 or (b) the repayment in full of the secured convertible term that we have issued to Laurus.

         On June 30, 2005, Michael O'Reilly and the series A convertible preferred stock stockholders, including Dr. Kevin Phillips, who is one of our directors, agreed, pursuant to a forbearance and deferral agreement to which we are a party, to propose and vote in favor of an amendment to our certificate of incorporation in order to accommodate the full issuance of the shares of our common stock underlying the Note and the option and warrant we issued to Laurus at our next annual stockholders meeting to be held by December 2005. In addition, Mr. O'Reilly, the series A convertible preferred stock stockholders and Anthony P. Towell, one of our directors, entered into lock-up agreements with Laurus that prohibit a disposition of their shares of our common stock and any and all related derivative securities until the earlier of the repayment in full of the Note or June 30, 2010. On December 6, 2004, we issued a ten-year option to Dr. Kevin Phillips to purchase 100,000 shares under our 2001 equity incentive plan in connection with his service as one of our directors.

         During our fiscal year ended July 1, 2003, we repaid a $100,000 convertible note held by Anthony P. Towell, one of our directors. This note was issued in 1997, provided for interest at a rate equal to 12% per annum and was convertible at a rate of $.15 per share of our common stock. On May 24, 2005, we issued a non-plan ten-year option exercisable at $.06 per share to Tony Towell to purchase 250,000 shares in connection with his service on the then-existing special committee of our board of directors. On December 6, 2004, we issued a ten-year option exercisable at $.035 per share to Tony Towell under our 2001 equity incentive plan in connection with his service as one of our directors.

         On October 29, 1999, we entered into a subscription agreement with Spotless Plastics (USA), Inc., a Delaware corporation, pursuant to which we sold to Windswept Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Spotless:

         o  22,284,683 shares of our common stock, par value $.0001 per share;
            and
         o 9,346 shares of series B convertible preferred stock, par value $.01 per share, for an aggregate subscription price of $2,500,000 or $.07904 per share of our common stock and $79.04 per share of series B preferred stock.

         Each share of series B preferred stock had the equivalent voting power of 1,000 shares of our common stock and was convertible into 1,000 shares of our common stock.

         In October 1999, we, Trade-Winds and North Atlantic, as joint and several obligors, borrowed $2,000,000 from Spotless. This borrowing was evidenced by a secured convertible promissory note, dated October 29, 1999. Outstanding principal under this note bore interest at a rate equal to the London Interbank Offering Rate plus an additional 1% and was payable monthly. The note had a maturity date of October 29, 2004, unless Spotless elected to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under this note was convertible, at the option of Spotless, in whole or in part, at any time, into shares of our common stock at the rate of one share of our common stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals have not been obtained at the time of conversion, into shares of series B preferred stock at the rate of one share of series B preferred stock for every $79.04 of principal and accrued interest so converted). In connection with the note, each of the obligated parties granted to Spotless a security interest in all of their respective assets pursuant to a security agreement dated October 29, 1999.

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

         On November 16, 2001, Spotless exercised its right to convert all principal and accrued and unpaid interest on the $2,000,000 note. As a result of the conversion of the note and accrued and unpaid interest:

         o we issued an additional 28,555,250 shares of our common stock to Windswept Acquisition Corp. in full satisfaction of the note and the related accrued and unpaid interest; and
         o an option that we granted to our president and chief executive officer in October 1999 to purchase 2,811,595 shares of our common at an exercise price of $.079 per share became fully vested and exercisable.

         On February 5, 2004, we entered into an account receivable finance agreement with Spotless pursuant to which Spotless purchased certain of our accounts receivable without recourse for cash, subject to certain terms and conditions. Pursuant to the account receivable finance agreement, Spotless had the ability, but not the obligation to, purchase one or more of our accounts receivable, that were approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless could purchase accounts receivable at a 15% discount, as adjusted by Spotless in its sole discretion, to invoice prices, which we believed was at least as favorable to it as would have been available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length. In this regard, all of Spotless' accounts receivable purchased were at a 15% discount except one with an invoice price of $1,028,194, which was purchased at a 31% discount on April 29, 2004, given certain factors, including anticipated slower collections associated with the particular account debtor. In addition, we paid varying monthly discount fees on any purchased accounts receivable based upon invoice prices. All discounts and fees under the account receivable finance agreement were characterized as interest expense in the consolidated statements of operations. Further, we manage any accounts receivable that we sold to Spotless while remitting to Spotless any proceeds received, and we bear any related litigation costs. As of September 27, 2005, we managed approximately $158,469 of accounts receivable which had been sold to Spotless.

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

         We had an oral understanding with Michael O'Reilly pursuant to which we paid the full carrying costs, including mortgage payments, of a condominium that he beneficially owned and that we used for marketing and employee-relations purposes. The full carrying costs during our fiscal years ended June 28, 2005 and June 29, 2004 were approximately $7,150 and $17,800, respectively. In connection with this arrangement, we also provided mitigation and restoration goods and services to Mr. O'Reilly in connection with severe water damage caused by a failed water heater at the condominium that he beneficially owned and allowed us to use for marketing and employee-relations purposes. In connection with these services, our entire direct costs and allocated overhead, without a markup, equaled approximately $56,780.

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

         We believe that all of the transactions that we have entered into with our officers, directors and principal stockholders, except our provision of mitigation and restoration services to our president and chief executive officer as discussed above, have been on terms no less favorable to us than those available from unrelated third parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

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

     (3)   Exhibits.

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

     4.2 Specimen Series B Convertible Preferred Stock Certificate. (Incorporated by reference to Exhibit 4.1 of Windswept's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

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

     10.8 Option to purchase 2,000,000 shares of common stock dated May 24, 2005, issued by Windswept to Michael O'Reilly (previously filed).

     10.9 Option to purchase 250,000 shares of common stock dated May 24, 2005, issued by Windswept to Michael O'Reilly (previously filed).

     10.10 Option to purchase 250,000 shares of common stock dated May 24, 2005, issued by Windswept to Tony Towell (previously filed).

     10.11 Option to purchase 100,000 shares of common stock dated December 6, 2004, issued by Windswept to Tony Towell (previously filed).

     10.12 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: October 29,
           1999) filed with the SEC on November 12, 1999).

     10.13 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29,
           1999) filed with the SEC on November 12, 1999).

     10.14 Option to purchase 100,000 shares dated December 6, 2004, issued by Windswept to Dr. Kevin Phillips (previously filed).

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

     10.21 Securities Purchase Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: June 30,
           2005) filed with the SEC on July 7, 2005).

     10.22 Funds Escrow Agreement, dated June 30, 2005, by and among Windswept, Laurus and Loeb & Loeb LLP, as escrow agent. (Incorporated by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
           2005).

     10.23 $5,000,000 Secured Convertible Term Note, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (Date of Report: June 30,
           2005) filed with the SEC on July 7, 2005).

     10.24 $5,350,000 Amended and Restated Secured Convertible Term Note, dated July 13, 2005, issued by Windswept to Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: July 13, 2005) filed with the SEC on July 13, 2005).

     10.25 $6,000,000 Amended and Restated Secured Convertible Term Note, dated September 9, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of Report: September 9, 2005) filed with the SEC on September 15, 2005.

     10.26 $7,350,000 Amended and Restated Secured Convertible Term Note, dated October 6, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: October 6, 2005) filed with the SEC on October 6,
           2005).

     10.27 Option, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.3 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

     10.28 Common Stock Purchase Warrant, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.4 of Windswept's Current Report on Form 8-K (Date of Report: June 30,
           2005) filed with the SEC on July 7, 2005).

     10.29 Master Security Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds Environmental Restoration Inc.
           ("Trade-Winds"), North Atlantic Laboratories, Inc. ("North Atlantic") and Laurus. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

     10.30 Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Dr. Kevin Phillips. (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

     10.31 Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Gary Molnar. (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K (Date of
           Report: June 30, 2005) filed with the SEC on July 7, 2005).

     10.32 Forebearance and Deferral Agreement, dated June 30, 2005, by and among Windswept, Michael O'Reilly, the Series A Convertible Preferred Stockholders and Laurus. (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K (Date of Report: June 30,
           2005) filed with the SEC on July 7, 2005).

     10.33 Transition Services Agreement, dated June 30, 2005, by and between Spotless Plastics (USA) and Windswept. (Incorporated by reference to
           Exhibit 10.10 of the Company's Current Report on Form 8-K (Date of
           Report: June 30, 2005) filed with the SEC on July 7, 2005).

     10.34 Bonding Support Letter from Michael O'Reilly to Windswept and Laurus. (Incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

     10.35 Registration Rights Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K (Date of Report: June 30,
           2005) filed with the SEC on July 7, 2005).

     10.36 Stock Pledge Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds, North Atlantic and Laurus. (Incorporated by reference to
           Exhibit 10.13 of the Company's Current Report on Form 8-K (Date of
           Report: June 30, 2005) filed with the SEC on July 7, 2005).

     10.37 Subsidiary Guaranty, dated the June 30, 2005, from Trade-Winds and North Atlantic to Laurus Registration Rights Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
           2005).

     10.38 Secured Promissory Note, dated June 30, 2005, issued by Windswept to Spotless in the principal amount of $500,000. (Incorporated by reference to Exhibit 10.25 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
           2005).

     10.39 Security Agreement, dated June 30, 2005, between North Atlantic and Spotless. (Incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

     10.40 Security Agreement, dated June 30, 2005, between Windswept and Spotless Plastics (USA) Inc. (Incorporated by reference to Exhibit
           10.16 of the Company's Current Report on Form 8-K (Date of Report:
           June 30, 2005) filed with the SEC on July 7, 2005).

     10.41 Security Agreement, dated June 30, 2005, between Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

     10.42 Subordination Agreement, dated June 30, 2005, by and between Spotless and Laurus, acknowledged by Windswept. (Incorporated by reference to Exhibit 10.26 of the Company's Current Report on Form 8-K (Date of
           Report: June 30, 2005) filed with the SEC on July 7, 2005).

     10.43 Account Receivable Sale Agreement, dated June 30, 2005, by and among Spotless, Windswept and TradeWinds. (Incorporated by reference to Exhibit 10.27 of the Company's Current Report on Form 8-K (Date of
           Report: June 30, 2005) filed with the SEC on July 7, 2005).

     10.44 Termination Agreement, dated June 30, 2005, by and between Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.20 of the Company's Current Report on Form 8-K (Date of Report: June 30,
           2005) filed with the SEC on July 7, 2005).

     10.45 Termination Agreement, dated June 30, 2005, by and between North Atlantic and Spotless. (Incorporated by reference to Exhibit 10.21 of the Company's Current Report on Form 8-K (Date of Report: June 30,
           2005) filed with the SEC on July 7, 2005).

     10.46 Termination Agreement, dated June 30, 2005, by and between Windswept and Spotless. (Incorporated by reference to Exhibit 10.22 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

     10.47 Release, dated June 30, 2005, by and among Windswept, Spotless, Peter Wilson, John Bongiorno, Ronald Evans, Charles L. Kelly, Jr., Brian Blythe and Joseph Murphy. (Incorporated by reference to Exhibit 10.23 of the Company's Current Report on Form 8-K (Date of Report: June 30,
           2005) filed with the SEC on July 7, 2005).

     10.48 Lease Agreement dated September 2, 2005 between Trade-Winds and Alberta Bentily. (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of Report: September 1,
           2005) filed with the SEC on September 8, 2005).

     10.49 Lease Agreement dated September 8, 2005 between Trade-Winds and Mark
           J. Anderson (previously filed).

     10.50 Amendment and Deferral Agreement, dated November 10, 2005, by and between Windswept and Laurus (Incorporated by reference to Exhibit
           10.1 of Windswept's Current Report on Form 8-K (Date of Report:
           November 10, 2005) filed with the SEC on November 14, 2005).

     16.1 Letter, dated July 11, 2005, from Deloitte & Touche LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 of Windswept's Current Report on Form 8-K/A (Date of
           Report: June 30, 2005) filed with the SEC on July 11, 2005).

     21.1  Subsidiaries of the Company (previously filed).

     23.1  Consent of Massella & Associates, CPA, PLLC.

     23.2   Consent of Deloitte & Touche LLP.

     24.1   Power of Attorney (previously filed).

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

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Reports of Independent Registered Public Accounting Firms.................   F-2

Consolidated Balance Sheets as of June 28, 2005 and June 29, 2004 ........   F-4

Consolidated Statements of Operations for the fiscal years
  ended June 28, 2005, June 29, 2004 and July 1, 2003.....................   F-5

Consolidated Statements of Stockholders' Equity for the
  fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003........   F-6

Consolidated Statements of Cash Flows for the fiscal years
  ended June 28, 2005, June 29, 2004 and July 1, 2003.....................   F-7

Notes to Consolidated Financial Statements................................   F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficit and a stockholders' deficit, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficit and a stockholders' deficit, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, on June 30, 2005, the Company was recapitalized after completing a financing transaction in which it issued a secured convertible term note which resulted in the repayment of its secured note payable-related party and a change of control of the Company.

/s/ Massella & Associates, CPA, PLLC

Syosset, New York
September 13, 2005, except for Note 20, which is as of September 26, 2005

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 28,        June 29,
                                                                                          2005            2004
                                                                                       (restated)
                                                                                      ------------     ------------
ASSETS:

CURRENT ASSETS:
   Cash                                                                               $   512,711      $    63,562
   Accounts receivable, net of allowance for doubtful accounts of
      $1,507,831 and $689,140, respectively                                             6,755,338        6,652,806
   Inventory                                                                              146,079          151,270
   Costs and estimated earnings in excess of billings on uncompleted contracts             30,466          608,047
   Prepaid expenses and other current assets                                               47,253          257,565
   Refundable income taxes                                                                      -          641,795
                                                                                      ------------     ------------
      Total current assets                                                             7,491,847        8,375,045

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
amortization of $6,386,731 and $5,707,705, respectively                                2,242,645        2,757,463

OTHER ASSETS                                                                             322,046          198,657
                                                                                      ------------     ------------
TOTAL                                                                                 $10,056,538      $11,331,165
                                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
   Accounts payable                                                                   $ 1,174,840      $ 2,309,328
   Accrued expenses                                                                     1,611,256        1,101,701
   Secured note payable to a related party                                              5,000,000        5,000,000
   Billings in excess of cost and estimated earnings on uncompleted contracts              83,316          239,511
   Accrued payroll and related fringe benefits                                            528,867          924,725
   Capitalized leases - current portion                                                   169,612          307,224
   Income taxes payable                                                                   138,579          129,435
   Other current liabilities                                                              489,468          467,092
                                                                                      ------------     ------------
   Total current liabilities                                                            9,195,938       10,479,016
                                                                                      ------------     ------------

LONG-TERM DEBT                                                                            197,400          340,104
                                                                                      ------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 15)

REDEEMABLE COMMON STOCK                                                                    76,089                -
                                                                                      ------------     ------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
   $.01 par value; 1,300,000 shares authorized and outstanding, respectively            1,300,000        1,300,000
                                                                                      ------------     ------------
STOCKHOLDERS' EQUITY (DEFICIT):
Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares
   outstanding                                                                                  -               -
Nondesignated preferred stock, no par value; 8,650,000 shares
   authorized; 0 shares outstanding                                                             -                -
Common stock, $.0001 par value; 150,000,000 shares authorized;
   77,936,358 shares outstanding at June 28, 2005 and June 29, 2004                         7,794           7,794
Additional paid-in capital                                                             33,944,017      33,922,017
Accumulated deficit                                                                   (34,664,700)    (34,717,766)
                                                                                      ------------     ------------
      Total stockholders' equity (deficit)                                               (712,889)        (787,955)
                                                                                      ------------     ------------
TOTAL                                                                                 $10,056,538     $ 11,331,165
                                                                                      ============    =============
See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE FISCAL YEARS ENDED JUNE 28, 2005, JUNE 29, 2004 AND JULY 1, 2003

                                                                  June 28,
                                                                   2005           June 29,           July 1,
                                                                (restated)          2004              2003
                                                              --------------   --------------    --------------
Revenues                                                      $  20,640,410    $  19,166,753     $  17,831,189

Cost of revenues                                                 15,176,735       17,442,059        14,314,519
                                                              --------------   --------------    --------------

Gross margin                                                      5,463,675        1,724,694         3,516,670
                                                              --------------   --------------    --------------

Operating expenses (income):
   Selling, general and administrative expenses                   4,884,972        5,348,524         5,683,557
   (Benefit) expense related to variable
     accounting treatment for officer options and
     redeemable common stock                                        176,089         (348,626)         (593,246)
                                                              --------------   --------------    --------------

     Total operating expenses                                     5,061,061        4,999,898         5,010,311
                                                              --------------   --------------    --------------

Income (Loss) from operations                                       402,614     (3,275,204)       (1,493,641)
                                                              --------------   --------------    --------------

Other expense (income):
   Interest expense                                                 363,850          924,461            72,189
   Other expense (income), net                                      (51,629)         (29,386)          (23,040)
                                                              --------------   --------------    --------------
     Total other expense (income)                                   312,221         895,075            49,149
                                                              --------------   --------------    --------------

Income (loss) before provision (benefit) for income
   taxes                                                             90,393       (4,170,279)       (1,542,790)

Provision (benefit) for income taxes                                 37,327         (634,945)       (1,073,786)
                                                              --------------   --------------    --------------

Net income (loss)                                                    53,066       (3,535,334)         (469,004)

Dividends on preferred stock                                         78,000           78,000            78,000
                                                              --------------   --------------    --------------

Net income (loss) attributable to common
   shareholders                                               $     (24,934)   $  (3,613,334)    $    (547,004)
                                                              ==============   ==============    ==============

Basic and diluted net (loss) income per common share:
     Basic                                                             $.00            $(.05)            $(.01)
                                                                       =====           ======            ======
     Diluted                                                           $.00            $(.05)            $(.01)
                                                                       =====           ======            ======


Weighted average number of common shares
   outstanding:
     Basic                                                       77,936,358       77,936,358        77,936,358
                                                              ==============   ==============    ==============
     Diluted                                                     77,936,358       77,936,358        77,936,358
                                                              ==============   ==============    ==============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE FISCAL YEARS ENDED JUNE 28, 2005, JUNE 29, 2004 AND JULY 1, 2003

                                         Preferred Stock     Common Stock
                                         ---------------     ------------
                                         Number                                      Additional
                                           of       Par     Number of     Par          Paid-in     Accumulated
                                         Shares    Value     Shares      Value         Capital        Deficit          Total
                                         ------    -----     ------      -----         -------        -------          -----
Balance at July 2, 2002                                    77,936,358     7,794       34,078,017      (30,713,428)    3,372,383
                                            -         -

Dividends on Series A preferred stock       -         -             -         -          (78,000)               -       (78,000)
Net loss and comprehensive loss             -         -             -         -                -         (469,004)     (469,004)
                                         ------    -----   ----------    ------      ------------    -------------   -----------

Balance at July 1, 2003                     -         -    77,936,358     7,794       34,000,017      (31,182,432)    2,825,379

Dividends on Series A preferred stock       -         -             -         -          (78,000)               -       (78,000)
Net loss and comprehensive loss             -         -             -         -                -       (3,535,334)   (3,535,334)
                                         ------    -----   ----------    ------      ------------    -------------   -----------

Balance at June 29, 2004                    -         -    77,936,358     7,794       33,922,017      (34,717,766)     (787,955)

Options issued for compensation             -         -             -         -          100,000                -       100,000
Dividends on Series A preferred stock       -         -             -         -          (78,000)               -       (78,000)
Net income and comprehensive income         -         -             -         -                -           53,066        53,066
                                         ------    -----   ----------    ------      ------------    -------------   -----------

Balance at June 28, 2005                    -      $  -    77,936,358    $7,794      $33,944,017     $(34,664,700)     (712,889)
                                         ======    =====   ==========    ======      ============    =============   ===========


See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE FISCAL YEARS ENDED JUNE 28, 2005, JUNE 29, 2004 AND JULY 1, 2003

                                                                       Fiscal Year      Fiscal Year     Fiscal Year
                                                                      Ended June 28,   Ended June 29,  Ended July 1,
                                                                          2005             2004            2003
                                                                      --------------   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                        $53,066    $  (3,535,334)      $(469,004)
   Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
   Depreciation and amortization                                            679,026          596,189         561,510
   Provision for doubtful accounts, net                                     818,691          286,336        (506,225)
   Compensation (benefit) related to officer option and redeemable
      common stock                                                          176,089         (348,625)       (593,246)
Changes in operating assets and liabilities:
   Accounts receivable                                                     (921,223)      (1,057,539)      2,143,825
   Inventory                                                                  5,191           64,196          81,008
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                 577,581          263,706        (370,329)
   Income tax refund                                                              -                -               -
   Prepaid expenses and other current assets                                210,312           22,032        (135,323)
   Other assets                                                            (198,389)        (100,530)        108,988
   Accounts payable and accrued expenses                                   (702,933)         691,007        (119,145)
   Accrued payroll and related fringe benefits                             (395,858)         265,066         108,568
   Income taxes payable                                                     650,939          567,826      (1,531,006)
   Other current liabilities                                                 22,376            2,406         296,699
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                (156,195)         (59,916)        106,176
                                                                      --------------   --------------  --------------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                        818,673       (2,343,180)       (317,504)
                                                                      --------------   --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (89,208)        (856,217)     (1,914,576)
                                                                      --------------   --------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                                       (89,208)        (856,217)     (1,914,576)
                                                                      --------------   --------------  --------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                    (307,737)        (448,261)       (203,712)
   Proceeds from long-term debt                                              27,421          320,124         844,209
   Proceeds from short-term note payable to a related party                       -        3,300,000       2,325,000
   Dividends on preferred stock                                                   -          (39,000)        (78,000)
   Payment of convertible term note                                               -                -        (100,000)
   Repayment of short-term notes payable to a related party                       -                -        (825,000)
                                                                      --------------   --------------  --------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (280,316)       3,132,863       1,962,497
                                                                      --------------   --------------  --------------

NET INCREASE (DECREASE) IN CASH                                             449,149          (66,534)       (269,583)

CASH - BEGINNING OF PERIOD                                                   63,562          130,096         399,679
                                                                      --------------   --------------  --------------

CASH - END OF PERIOD                                                  $     512,711    $      63,562   $     130,096
                                                                      ==============   ==============  ==============

Cash paid during the period for:
   Interest                                                           $     111,012    $      45,146   $      39,405
                                                                      ==============   ==============  ==============
   Income taxes                                                       $       1,305    $           -   $     230,596
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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Windswept Environmental Group, Inc. and its subsidiaries (the "Company") provides a full array of environmental services through vertically integrated businesses in the areas of hazardous waste remediation, asbestos removal, mold remediation, lead clean-up, emergency spill response and laboratory testing and training. In providing a turnkey environmental solution, the Company also provides demolition, renovation and other general construction services. The Company provides these services to a diversified customer base located primarily in the Northeastern United States. The Company's operations are conducted in a single business segment - environmental services.

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

         Revenues from claims, such as claims relating to disputed change orders, is recognized when realization is probable and the amount can be reliably estimated.

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

         PROPERTY AND EQUIPMENT

         Property and equipment, consisting of machinery and equipment, office furniture and equipment, trucks and vehicles, and leasehold improvements, are stated at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. The Company depreciates small tools based on an estimated useful life of three years. The Company depreciates leasehold improvements, office furniture, trucks, other vehicles and telephone systems, over the lesser of the term of the related lease or the estimated useful life of five years. The Company depreciated all other equipment, including project-specific and office-related, including computer, equipment, based on an estimated useful life of three to seven years. Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated future cash flows from the use of the assets. There were no impairment charges for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company has established an allowance for accounts receivable based upon factors such as the credit risk of specific customers, historical trends and other information.

         The activity within the allowance for doubtful accounts for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003 was as follows:

                                                    Fiscal Year   Fiscal Year    Fiscal Year
                                                       Ended         Ended          Ended
                                                      June 28,      June 29,       July 1,
                                                       2005          2004           2003
                                                    -----------   -----------    -----------
         Balance, beginning of period                $  689,140     $  402,804    $  909,029
         Charged to costs and expenses                  806,000        323,384       303,972
         Deductions                                     (86,799)       (52,777)     (868,197)
         Recoveries                                      99,490         15,729        58,000
                                                    -----------    -----------   -----------
         Balance, end of period                      $1,507,831     $  689,140    $  402,804
                                                    ===========    ===========   ===========

         CLAIMS

         Revenue from claims, such as claims relating to disputed change orders, is recognized when realization is probable and the amount can be reliably estimated.

         In the fiscal year ended June 28, 2005, the Company recorded a settlement in connection with a claim of approximately $440,000 and recognized this amount as "Other Income."

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

         The following table illustrates the effect on net (loss) income attributable to common shareholders and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003:

                                            Fiscal Year         Fiscal Year         Fiscal Year
                                               Ended               Ended               Ended
                                              June 28,            June 29,            July 1,
                                               2005                 2004               2003
                                            -----------         ------------        ----------
Net (loss) income attributable to
 common shareholders, as
 reported, including stock based
 compensation (benefits) of
 $176,089, ($348,626) and
 ($593,246) in years ended 2005,
 2004 and 2003, respectively                $   (24,934)        $(3,613,334)        $(547,004)
Less:  Stock-based employee
  compensation-cost determined
  under the fair value method,
  net of related tax effects                   (255,692)           (140,119)         (239,121)
                                             -----------        ------------        ----------
Pro forma net (loss) income
  attributable to common
  shareholders                               $ (280,626)        $(3,753,453)        $(786,125)
                                             ===========        ============        ==========

Net (loss) income per share:
  Basic - as reported                              $.00               $(.05)            $(.01)
                                                   =====              ======            ======
  Basic - pro forma                                $.00               $(.05)            $(.01)
                                                   =====              ======            ======

  Diluted - as reported                            $.00               $(.05)            $(.01)
                                                   =====              ======            ======
  Diluted - pro forma                              $.00               $(.05)            $(.01)
                                                   =====              ======            ======

         The weighted average fair value of options granted during the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003 was estimated at $.20, $.22 and $.14, respectively, on the date of the grant.

         The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              Fiscal Year    Fiscal Year      Fiscal Year
                                                                 Ended          Ended            Ended
                                                               June 28,       June 29,          July 1,
                                                                 2005           2004              2003
                                                              -----------    ------------     ------------
         Risk free rate                                             3.8%          3.3%              3.3%
         Dividend yield                                                -            -                 -
         Volatility                                                 162%          149%              133%
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

         NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123R, "SHARE-BASED PAYMENT". SFAS No. 123R is a revision of SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION", and supersedes APB 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The effective date of SFAS 123R is the first interim or annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material effect on the Company's financial position, results of operations and cash flows.

         In December 2004, the FASB issued FSP FAS No. 109-1, "APPLICATION OF FASB STATEMENT NO. 109, ACCOUNTING FOR INCOME TAXES, FOR THE TAX DEDUCTION PROVIDED TO U.S. BASED MANUFACTURERS BY THE AMERICAN JOBS CREATION ACT OF 2004" ("FSP FAS No. 109-1"). This statement requires the qualified production activities deduction as defined in the American Jobs Creation Act of 2004 (the "Jobs Act") to be accounted for as a special deduction in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES". The statement also requires that the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and when assessing whether a valuation allowance is necessary, FSP FAS No. 109-1 was effective upon issuance. In accordance with the Jobs Act, determination of the qualified production activities deduction is required in the Company's 2006 fiscal year. The Company believes that this statement will not have a material effect on the Company's financial position, results of operations and cash flows.

         In December 2004, the FASB issued SFAS No. 153 "EXCHANGES OF NON-MONETARY ASSETS - AN AMENDMENT OF APB OPINION NO. 2." This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material effect on the Company's financial position, results of operations and cash flows.

         In November 2004, the FASB issued SFAS No. 151 "INVENTORY COSTS". This Statement amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its 2006 fiscal year. The Company is currently evaluating the impact of this new standard, but believes that it will not have a material effect on the Company's financial position, results of operations and cash flows.

2.       RESTATEMENT OF FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED
         JUNE 28, 2005

         The financial statements for the fiscal year ended June 28, 2005 have been restated to reclassify costs and liabilities relating to variable equity based compensation and the recovery of claims not billed in prior years, as follows:

            1. The 2005 fiscal year calculation for the liability of the Company and deemed compensation expense under a redeemable common stock agreement with its president and chief executive officer has been recalculated, resulting in a reduction of $70,625 from $146,714 to $76,089.
            2. The 2005 year calculation of compensation expense relating to options granted to the Company's president and chief executive officer has been has been recalculated, resulting in an increase of $100,000, which has been credited to additional paid in capital.
            3. A claim for $440,000 of additional billing to a customer for work done in prior years was settled in the 2005 fiscal year. This amount had been classified as a reduction of selling, general and administrative expenses and has been reclassified as a component of "Revenue."

         The result of the restatements was to increase expense related to variable treatment of officer options and redeemable common stock by $29,375 and reduce net income by the same amount to $53,066 in the 2005 fiscal year.

3.       SALES OF CONTROLLING INTEREST AND REFINANCINGS

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

         On February 5, 2004, the Company entered into an account receivable finance agreement with Spotless pursuant to which Spotless purchased certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. Pursuant to the account receivable finance agreement, Spotless had the ability, but not the obligation, to purchase one or more of the Company's accounts receivable, that were approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. Pursuant to the agreement, Spotless could purchase accounts receivable at a 15% discount, as adjusted by Spotless in its sole discretion, to invoice prices, which the Company believed was at least as favorable to it as would have been available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length. In this regard, all of the accounts receivable purchased by Spotless were at a 15% discount except one with an invoice price of $1,028,194, which was purchased at a 31% discount on April 29, 2004, given certain factors, including anticipated slower collections associated with the particular account debtor.
         In addition, the Company paid monthly discount fees on any purchased accounts receivable based upon invoice prices. Spotless purchased accounts receivable in the aggregate face amount of $4,991,251 from the Company for an aggregate purchase price of $4,080,042. The $911,209 difference between the aggregate face amount and the aggregate purchase price, representing the purchase discounts and the monthly discount fees were recorded as a component of "Interest Expense"in the Company's consolidated statements of operations. The aggregate amount of the purchase discounts and monthly discount fees under this Agreement were $917,169 for the fiscal year ending June 29, 2004 and $255,585 for the fiscal year ending June 28, 2005. No accounts receivable were sold thereunder in the Company's fiscal quarter ended September 27, 2005. Each sale of an account receivable was treated as a sale thereof, and not as a secured borrowing, pursuant to SFAS 140. Each sale reduced the Company's accounts receivable on its balance sheet by the face amount thereof and increased cash by the net amount received by the Company (after deducting the purchase discount applied thereto from the face amount thereof). The amount of cash received by the Company in connection with sales of its accounts receivable in its fiscal years ended June 28, 2005 and June 29, 2004 equaled $826,465 and $3,253,585, respectively. The proceeds of these sales of accounts receivable, exclusive of discounts, were recorded as cash provided by operating activities in the Company's statement of cash flows, under the categories "Changes in Operating Assets and Liabilities" under the line item "Accounts Receivable" and under "Net Cash Provided By (Used In) Operating Activities." All discounts under the Accounts Receivable Finance Agreement were recorded within interest expense in the Company's consolidated statements of operations. Further, the Company manages the $158,469 in accounts receivable that it sold to Spotless which remain outstanding while remaining obligated to remit to Spotless any proceeds received, and bears any related litigation costs. The Company did not recognize any service income relating to its management of the accounts receivable sold to Spotless because it deemed any amounts thereof to be immaterial.

         In addition, on June 30, 2005, the Company repurchased from Spotless an account receivable in the face amount of $189,197 which it had previously sold to Spotless pursuant to the Accounts Receivable Finance Agreement. In connection therewith, the Company is obligated to pay to Spotless $189,197 on or before June 30, 2006.

         On June 30, 2005, the Company entered into a financing transaction with Laurus Master Fund, Ltd. pursuant to the terms of a securities purchase agreement, as amended, and related documents. Under the terms of the financing transaction, the Company issued to Laurus:

            o pursuant to the terms of a secured convertible term note, dated June 30, 2005, a three-year note in the principal amount of $5,000,000 (as amended and restated, the "Note"). The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date(s) of the registration statement or registration statements covering the shares of our common stock underlying the Note and the warrant issued to Laurus;
            o pursuant to the terms of an Option Agreement, dated June 30, 2005, a twenty-year option to purchase 30,395,179 shares of our common stock at a purchase price of $0.0001 per share, and
            o pursuant to the terms of a Common Stock Purchase Warrant, dated June 30, 2005 a seven-year common stock purchase warrant to purchase 13,750,000 shares of our common stock at a purchase price of $0.10 per share.

         The Option Agreement and the Common Stock Purchase Warrant were valued at $2,200,927 based on the fair value method and this amount was allocated to additional paid-in capital. The shares issuable upon conversion of the face value of the Note resulted in a beneficial conversion feature of $2,200,927, which amount was also allocated to additional paid-in capital. The resulting carrying value of the Note will be recorded on the Company's balance sheet as a current liability and a long-term debt, with an effective interest rate of 72.667%.

         After consummating the transaction on June 30, 2005 and prior to October 3, 2005, Laurus subsequently provided additional financing to the Company on the same terms and conditions as follows:

            o On July 13, 2005, Laurus loaned the Company an additional $350,000, and the Company amended and restated the Note, to be in the principal amount of $5,350,000. The additional shares issuable upon conversion of the increased face value of this amended and restated Note had a beneficial conversion feature valued at $38,889, which will be allocated to additional paid-in capital. The remaining $311,111 will be added to the carrying value of the Note on the Company's balance sheet.
            o   On September 9, 2005, Laurus loaned the Company an additional
                $650,000, and the Company further amended and restated the
                Note to be in the principal amount of $6,000,000. In accordance with Emerging Issues Task Force (EITF) 98-5, the beneficial conversion value recognized is limited to the amount of the Note proceeds. Accordingly, the $650,000 increased face value of this amended and restated Note had a beneficial conversion value of $650,000, resulting in a carrying value of $0, although the $.41 two-day average stock price of the Company's common stock would have resulted in a beneficial conversion value initially greater than the increased value of the Note.

         The Note, in the principal amount of $6,000,000 as of October 3, 2005, is the only note issued to Laurus by the Company that is currently outstanding.

         The proceeds received by the Company in connection with the financing transaction and subsequent borrowing from Laurus prior to September 27, 2005, were used to pay the amounts set forth below to the persons or for the purposes set forth below:

         SPOTLESS DEBT

         o  Former majority stockholder and senior secured lender (Spotless), consisting of approximately $2,650,000 in settlement of the
            principal and $100,000 in interest                                           $   2,750,000
                                                                                         -------------

         TRANSACTION EXPENSES

         o  Laurus transaction fee                                                           1,750,000
         o  Laurus Capital Management, LLC management and due diligence fees                   262,900
         o  Loeb & Loeb escrow fee                                                               2,000
         o  Insurance premiums                                                                  37,500
         o  Legal fees                                                                         146,773
         o  Special committee and advisor fees                                                  61,136
         o  Payments to series A preferred stockholders                                  $      35,000
                                                                                         -------------

            Sub-total                                                                    $   2,295,309
                                                                                         -------------

         OTHER EXPENSES

         o  Audit fees                                                                          50,000
         o  Insurance premiums                                                                 276,711
         o  Initial Hurricane Katrina mobilization costs                                       238,173
         o  Working capital                                                                    389,807
                                                                                         -------------

            Sub-total                                                                    $     954,691
                                                                                         -------------

         TOTAL                                                                           $   6,000,000
                                                                                         =============

         As part of the financing transaction, Laurus required the Company to obtain a $3,000,000 key man renewable term life insurance policy for its president and chief executive officer. The Company is the beneficiary of the policy, which has a current annual premium of $24,769 payable by the Company. Laurus is a contingent beneficiary of this life insurance policy.

         Set forth below is a summary of the material terms of the agreements governing the Laurus financing transaction.

         The funds borrowed under the Laurus financing are governed by the Securities Purchase Agreement, as amended, the Note, a security agreement, a stock pledge agreement, a registration rights agreement, as amended, and a subsidiary guaranty.

         PRINCIPAL BORROWING TERMS AND PREPAYMENT. Under the terms of the Note, which matures on June 30, 2008, the Company is required to make monthly repayments of principal, on the first of each month, to Laurus in the amount of $187,500, commencing November 1, 2005. Interest is payable monthly and started to accrue on August 1, 2005. All required interest payments as of October 3, 2005 have been made. The Company is required to pay such amounts in shares of the Company's common stock should all of the following conditions be satisfied:

            o the average closing price of its common stock for the five (5) trading days immediately prior to the first of each month is equal to or greater than $.10;
            o the amount of the payment then due is not an amount greater than thirty percent (30%) of the aggregate dollar trading volume of the common stock for the period of twenty-two (22) trading days immediately prior to the first of each month;
            o the common stock underlying the Note has been registered under an effective registration statement under the Securities Act of 1933 or is otherwise covered by an exemption from registration for resale pursuant to Rule 144 of the Securities Act of 1933;
            o Laurus' aggregate beneficial ownership of the Company's shares of common stock does not and would not by virtue thereof exceed 4.99%; and
            o     the Company is not in default of the Note.

         If any of these conditions are not satisfied, the Company will be required to make payments in cash in an amount equal to 103% of the principal amount, plus accrued interest, then due. Should the Company be required to pay cash, this may have an adverse effect on the Company's cash flow and liquidity.

         The Note may be redeemed by the Company in cash by paying the holder of the Note 120% of the principal amount, plus accrued interest. As discussed below, the holder of the Note may convert all or a portion of the Note, together with related interest and fees, into fully paid shares of the Company's common stock at any time. The number of shares to be issued shall equal the total amount of the Note to be converted, divided by an initial fixed conversion price of $.09, which may be reduced.

         If the Company issues shares of common stock to a third-party for consideration below the fixed conversion price of $.09 per share or issue derivative securities convertible into or exercisable for shares of common stock at prices below the fixed conversion price of $.09 per share, then the fixed conversion price of the Note will be reduced to such lower issuance or exercise price. In addition, the conversion price of the Note may be adjusted pursuant to customary anti-dilution provisions, such as if the Company pays a stock dividend, reclassifies its capital stock or subdivides or combines its outstanding shares of common stock into a greater or lesser number of shares.

         The Company may receive proceeds from the exercise of the option and the warrant described above if Laurus elects to pay the exercise price in cash rather executing a cashless exercise. Laurus may effect a cashless exercise of the warrant if the market price of the Company's common stock exceeds the per share exercise price, and it may effect a cashless exercise of the option if (a) the market price of the Company's common stock exceeds the per share exercise price and (b) (1) the Company has not registered the shares underlying the option pursuant to an effective registration statement or (2) an event of default under the Note has occurred and is continuing. Upon a cashless exercise in lieu of paying the exercise price in cash, Laurus would receive shares of the Company's common stock with a value equal to the difference between the market price per share of the Company's common stock at the time of exercise and the exercise price per share set forth in the option and the warrant, multiplied by the number of shares with respect to which the option or warrant is exercised. There would be no proceeds payable to the Company upon a cashless exercise of the option or the warrant. There can be no assurances that Laurus will exercise the option and warrant or that it will elect to pay the exercise price in cash in lieu of a cashless exercise. On September 12, 2005, the Company issued 1,500,000 shares of its common stock to Laurus in connection with its partial exercise of the Option at an exercise price of $.0001 per share for an aggregate exercise price of $150.

         Laurus has contractually agreed to restrict its ability to convert the Note and/or exercise its warrant and option if such conversion and/or exercise would cause its beneficial ownership of shares of the Company's common stock to exceed 4.99% of the outstanding shares of the Company's common stock. The 4.99% limitation is null and void without notice to the Company upon the occurrence and during the continuance of an event of default or upon 75 days' prior written notice to the Company. As of October 3, 2005, Laurus beneficially owns 1,500,000 shares of the Company's common stock, or approximately 4.46% of its outstanding common stock. As a result, Laurus could only acquire up to approximately 184,405 additional shares, which would constitute a conversion of approximately $16,596 of the principal amount of the Note, while remaining in compliance with the 4.99% limitation. Because Laurus is irrevocably prohibited from waiving this 4.99% limitation, except as described above, even if the other conditions allowing the Company to pay in shares of common stock have been satisfied, if Laurus cannot or does not reduce its ownership of the Company's common stock at a time when such reduction would be necessary to allow the Company to make a payment in shares of common stock, the Company would be required to pay Laurus in cash. This may have an adverse effect on the Company's cash flow and liquidity.

         EVENTS OF DEFAULT AND COLLATERAL. In the event the Company defaults on the Note, the Company will be required to pay 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest. Upon the occurrence of a default, the interest rate charged with respect to the Note will be increased by 2% per month until the default is cured. The Note is secured by a lien on substantially all of the Company's assets, including the stock of its subsidiaries, all cash, cash equivalents, accounts, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, including promissory notes, contract rights and general intangibles, including payment intangibles. The Master Security Agreement, dated June 30, 2005, between the Company and Laurus contains no specific financial covenants. The Master Security Agreement and the Note define the circumstances under which they can be declared in default and subject to termination, including:

            o a failure to pay interest and principal payments under the Note when due on the first day of the month or prior to the expiration of the three-business day grace period, unless agreed otherwise;
            o a breach by the Company of any material covenant or term or condition of the Note or in any agreement made in connection therewith and, to the extent subject to cure, such breach shall continue without remedy for a period of fifteen or thirty days, as the case may be, after any occurrence thereof;
            o a breach by the Company of any material representation or warranty made in the Note or in any agreement made in connection therewith;
            o any form of bankruptcy or insolvency proceeding instituted by or against the Company, which is not vacated within 30 days;
            o any attachment or lien in excess of $75,000 in the aggregate made upon the Company's assets or a judgment rendered against the Company's property involving a liability of more than $75,000 which shall remain unvacated, unbonded or unstayed for a period of 30 days;
            o a failure to timely deliver shares of common stock when due upon conversion of the Note or a failure to timely deliver a replacement note;
            o an SEC stop trade order or principal market trading suspension of the Company's common stock is in effect for 5 consecutive trading days or 5 days during a period of 10 consecutive trading days, if the Company is not able to cure such trading suspension within 30 days of receiving notice or are not able to list the Company's common stock on another principal market within 60 days of such notice;
            o a failure to have authorized and reserved shares of the Company's common stock for issuance on or before December 31, 2005 sufficient to provide for the full conversion of the Note, and full exercise of the option and warrant issued by the Company to Laurus; and
            o an indictment or threatened indictment of the Company or any of the Company's executive officers under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against the Company or any of the Company's executive officers pursuant to which statutory or proceeding penalties or remedies available include forfeiture of any of the Company's property.

         ESCROW. The Company also entered into a Funds Escrow Agreement, dated June 30, 2005, with Laurus and Loeb & Loeb LLP, as escrow agent, pursuant to the requirements of the Security Agreement. Under the terms of the Funds Escrow Agreement, the funds from Laurus were placed in escrow pending receipt by the escrow agent of fully executed transaction documents and disbursement instructions, upon receipt of which such funds were released to the Company. No funds remain in escrow.

         REGISTRATION RIGHTS. Pursuant to the terms of a Registration Rights Agreement, dated June 30, 2005, the Company is obligated to file a registration statement with the Securities and Exchange Commission registering the resale of shares of the Company's common stock issuable upon a conversion of the Note and upon the exercise of the option and warrant issued to Laurus. If the registration statement is not declared effective by November 22, 2005 by the Securities and Exchange Commission, then the Company will be required to pay to Laurus the following amounts:

              o 1.5% of the principal outstanding on the Note, for the first thirty days, prorated for partial periods; and
              o 2.0% of the principal outstanding on the Note, for each thirty day period, prorated for partial periods.

         As consideration for investment banking services in connection with the securities purchase agreement, as amended, the Company paid 3.58% of the gross proceeds to Laurus Capital Management, L.L.C., which is an affiliate of Laurus Master Fund, Ltd., to which the Company paid a fee of $1,750,000 in connection with the securities purchase agreement, as amended.

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

         In connection with the transaction with Laurus, the Company, along with Spotless, terminated their account receivable finance agreement, dated February 5, 2004, as amended, except with respect to the Company's obligation to continue to collect and remit payment of outstanding accounts receivable that Spotless had purchased under the agreement. As of June 30, 2005, Spotless was due payment for purchased accounts receivable in the amount of $158,469. As part of the transactions, Spotless assigned to the Company an account receivable with a balance of $189,197, and the Company agreed to pay this amount to Spotless no later than June 30, 2006.

         On June 30, 2005, Spotless sold 15,469,964 shares of the Company`s common stock to Michael O'Reilly, the Company's president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued to Spotless, bearing interest at LIBOR plus 1%. Spotless surrendered its remaining 45,865,143 shares to the Company for cancellation. In addition, the Company issued an option exercisable at $.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of its common stock.

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

         On June 30, 2005, the Company issued ten-year options exercisable at $.09 per share to its series A convertible preferred stockholders, including Dr. Kevin Phillips, one of its directors, to purchase an aggregate of 500,000 shares of its common stock. The Company will value these options using the Black-Scholes valuation method and record deferred financing costs as a credit to additional paid-in capital in connection therewith. The Company also agreed to pay, out of legally available funds, accrued and unpaid dividends in an aggregate of (1) $35,000 to the series A convertible preferred stockholders, on each of June 30, 2005, September 30, 2005 and December 30, 2005 and (2) $50,000
         to the series A convertible preferred stockholders on February 28, 2007. In the aggregate, this was in consideration for their agreement to:

            o propose and vote in favor of an amendment to its certificate of incorporation in order to accommodate the full issuance of the shares of its common stock underlying the Note and the option and warrant the Company issued to Laurus;
            o postpone their right, upon six months' notice after February 2007, to require the Company to redeem their series A convertible preferred stock, until the earlier of six months after the repayment of the Note or June 30, 2010;
            o defer receipt of dividend payments on the series A convertible preferred stock due after June 30, 2005, until the earlier of six months after the repayment of the Note or June 30, 2010; and
            o     forbear from appointing a second director until the earlier of
                  (a) June 30, 2008 or (b) the repayment in full of the secured convertible term note that the Company has issued to Laurus.

         On June 30, 2005, Michael O'Reilly, the Company's president and chief executive officer and a director, and the series A convertible preferred stock stockholders, one of whom is also a director, agreed to propose and vote in favor of an amendment to its Certificate of Incorporation in order to accommodate the full issuance of the shares of its common stock underlying the Note and the option and warrant the Company issued to Laurus at the Company's next annual shareholders meeting to be held by December 2005. In addition, Mr. O'Reilly, the series A convertible preferred stock stockholders and Anthony P. Towell, a director, entered into lock-up agreements with Laurus that prohibit dispositions of their shares of our common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the Note or (b) June 30, 2010. Additionally, Mr. O'Reilly agreed to guarantee (a) all of the Company's bonding obligations and (b) up to $3,250,000 of the Note.

4.       LIQUIDITY AND BUSINESS RISKS

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

5. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                June 28,           June 29,
                                                                                  2005               2004
                                                                             --------------     --------------
         Machinery and equipment                                             $   5,487,422      $   5,386,673
         Office furniture and equipment                                            533,572            509,052
         Vehicles                                                                2,068,023          2,029,084
         Leasehold improvements                                                    540,359            540,359
                                                                             --------------     --------------
                                                                                 8,629,376          8,465,168
         Less: accumulated depreciation and amortization                         6,386,731          5,707,705
                                                                             --------------     --------------
                                                                             $   2,242,645      $   2,757,463
                                                                             ==============     ==============

6. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                                June 28,           June 29,
                                                                                  2005               2004
                                                                             --------------     --------------
         Professional Fees                                                   $     339,330      $     167,970
         Bonuses                                                                   228,713            144,443
         Insurance                                                                 387,491            194,050
         Dividends & Interest                                                      251,668            175,840
         Other                                                                     404,054            419,398
                                                                             --------------     --------------
                                                                                $1,611,256         $1,101,701
                                                                             ==============     ==============

7. LONG-TERM DEBT

         Long-term debt consists of various notes payable relating to the purchase of vehicles and equipment with interest rates ranging from 0% to 12.25%. The notes payable are secured by the underlying vehicles and equipment with a net carrying value of $502,490 at June 28, 2005.

         Repayments of long-term debt as of June 28, 2005 are as follows:

                       Fiscal Years Ending
               ------------------------------------

                           June 27, 2006                       $169,612
                           July 3, 2007                         130,273
                           July 1, 2008                          54,267
                           June 30, 2009                          9,014
                           June 30, 2010                          3,846
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

         See Notes 3 and 4 for a summary of the material terms of the agreements governing the Laurus financing transaction.

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

         On June 30, 2005, the Company (a) issued ten-year options exercisable at $.09 per share to the holders of the Company's RCPS, including Dr. Kevin Phillips, one of its directors, to purchase an aggregate of 500,000 shares of the Company's common stock and (b) agreed to pay, out of legally available funds, accrued and unpaid dividends in an aggregate of (1) $35,000 to the holders of the RCPS, on each of June 30, 2005, September 30, 2005 and December 30, 2005 and (2) $50,000 the
         holders of the RCPS on February 28, 2007 in consideration for their agreement to:

             o propose and vote in favor of an amendment to its certificate of incorporation in order to accommodate the full issuance of the shares of its common stock underlying the Note and the option and warrant the Company issued to Laurus;
             o postpone their right, upon six months' notice after February 2007, to require the Company to redeem their series A convertible preferred stock, until the earlier of six months after the repayment of the Note or June 30, 2010;
             o defer receipt of dividend payments on the series A convertible preferred stock due after June 30, 2005, until the earlier of six months after the repayment of the Note or June 30, 2010; and
             o    forbear from appointing a second director until the earlier of
                  (a) June 30, 2008 or (b) the repayment in full of the secured convertible term note in the principal amount that the Company has issued to Laurus.

10.      REDEEMABLE COMMON STOCK

         On October 29, 1999, the Company entered into an Amended and Restated Employment Agreement (the "Employment Agreement") with Michael O'Reilly, the Company's President and Chief Executive Officer. The Employment Agreement was for an initial term of five years, which was automatically extended for an additional year, called for a base salary of $285,000 per year and a bonus equal to 2.5 percent of the Company's pre-tax income (as that term is defined in the Employment Agreement). Upon the termination of Mr. O'Reilly's employment by the Company (other than termination for cause, death or disability or his resignation without good reason, as defined in the Employment Agreement), Mr. O'Reilly was to be entitled to sell, in a single transaction:

             o an aggregate of 177,333 shares of Common Stock held by him as of October 29, 1999; and
             o an aggregate of 8,836,309 shares of Common Stock underlying options to purchase shares of Common Stock of the Company held by him as of October 29, 1999, to the extent vested and exercisable,

         (collectively the "O'Reilly Shares"), back to the Company (or pursuant to a letter agreement, dated October 29, 1999, between Michael O'Reilly and Spotless (the "Letter Agreement"), to Spotless to the extent that the Company's capital would be impaired by such a purchase) at a mutually agreeable price; provided, however, that Mr. O'Reilly was required to surrender, for no additional consideration, his option to purchase 2,811,595 shares and the ability to require the Company or Spotless to purchase such shares if the option had not vested as of the date of any repurchase of the O'Reilly Shares. In addition, pursuant to the Letter Agreement, Michael O'Reilly had the right, upon receipt of notice that Spotless and any of its affiliates has acquired a beneficial ownership of more than 75 percent of the outstanding shares of common stock (on a fully diluted basis), to require Spotless to purchase, in a single transaction, the O'Reilly Shares. The purchase price applicable to any such purchase was to be at a price mutually agreed upon. If the parties were not able to agree upon a purchase price, then the purchase price was to be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. Mr. O'Reilly's options to purchase 3,350,000 of the O'Reilly Shares vested immediately. Mr. O'Reilly's option to purchase 2,674,714 of the O'Reilly Shares vested as follows:

             o    891,572 shares on October 29, 2000;
             o    891,571 shares on October 29, 2001; and
             o    891,571 shares on October 29, 2002.

         The option to purchase the 2,811,595 shares of the O'Reilly Shares vested on November 16, 2001 upon the conversion by Spotless of the $2,000,000 Note. The O'Reilly Shares included an aggregate of 7,663,642, 5,663,642, 7,663,642 and 8,813,642 shares of common stock , consisting of 177,333 shares held and shares of common stock underlying fully vested options, as of June 28, 2005, September 28, 2004, June 29, 2004 and July 1, 2003, respectively.

         The Company recorded compensation expense (benefit) of $76,089, ($348,626) and ($593,246) relating to the O'Reilly Shares in the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, respectively.

         On June 30, 2005, Spotless sold 15,469,964 shares of the Company's common stock to Michael O'Reilly, the Company's president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued to Spotless, bearing interest at LIBOR plus 1%. Spotless surrendered its remaining 45,865,143 shares to the Company for cancellation. In addition, the Company issued a ten year option exercisable at $.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of its common stock.

         On June 30, 2005, agreements between the Company, Spotless and Mr. O'Reilly pursuant to which Mr. O'Reilly had the right to sell to the Company, and in certain circumstances to Spotless, all shares of the Company's common stock held by him upon the occurrence of certain events, were terminated.

11.      INCOME TAXES

         The (benefit) provision for income taxes for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003 consists of the following:

                         Fiscal Year       Fiscal Year         Fiscal Year
                            Ended             Ended               Ended
                           June 28,          June 29,            July 1,
                             2005              2004               2003
                        --------------    ---------------    ----------------
Current:
   Federal                 $25,067          $(648,645)         $ (1,080,186)
   State                    12,260             13,700                 6,400
                           -------          ----------         -------------
                            37,327           (634,945)           (1,073,786)
                           -------          ----------         -------------

Deferred:
   Federal                       -                  -                     -
   State                         -                  -                     -
                           -------          ----------         -------------
                           $37,327          $(634,945)          $(1,073,786)
                           =======          ===========        =============

         The benefit for income taxes for fiscal years ended June 29, 2004 and July 1, 2003 represents the federal tax refund resulting from the carry back of the net loss incurred in each fiscal year net of state tax expense. The benefit for income taxes for the fiscal year ended
         June 28, 2005 represents the effect of carryforward losses from prior years. During its fiscal quarter ended June 28, 2005, the Company received a refund of $641,795, which was reflected on its statement of cash flows in the line item "Income tax refund". The refund equaled the current year tax valuation allowance (net of state taxes) as the only tax valuation allowance provided were the refunds because the deferred taxes were subject to a 100% tax valuation. At September 27, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $1,981,000 that expire as follows: $68,115 per year for 14 years from June 2006 through June 2019 and $1,027,390 in June 2024. As a result of a change in the Company's ownership on June 30, 2005, net operating loss carryforwards are subject to significant annual usage limitations which have not yet been determined.

         The Company's effective tax rate for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003 differs from the federal statutory rate as a result of the following:

                               Fiscal Year      Fiscal Year        Fiscal Year
                                 Ended             Ended              Ended
                                June 28,          June 29,           July 1,
                                 2005               2004               2003
                              -------------    ---------------    --------------
Statutory United
    States federal tax rate       34.0%             (34.0)%          (34.0)%
State income taxes, net
   of federal benefit             19.1%                 .2%             .2 %
Utilization of federal
   and state net operating
   loss carryforwards              0.0%                0.0%             0.0%
Valuation allowance             (39.3)%               18.3%          (40.0)%
Other                             17.4%                 .3%             4.2%
                                -------             -------          -------
                                  31.2%             (15.2)%          (69.6)%
                                =======             =======          =======

         Deferred tax assets consisted of the following components at June 28, 2005, June 29, 2004 and July 1, 2003:

                                                                2005              2004             2003
                                                                ----              ----             ----
         Net operating loss and credit carryforwards           $1,331,000       $1,712,000         $614,000
         Reserves                                                 697,000          281,000          128,000
         Deferred compensation                                     62,000                -          139,000
         Depreciation                                            (302,000)        (281,000)        (217,000)
         Other, net                                                70,000           64,000           60,000
                                                               -----------      ---- ------        ---------
                                                                1,795,000        1,776,000          724,000
         Less: Valuation allowance                              1,795,000        1,776,000          724,000
                                                               -----------      -----------        ---------
         Net deferred tax asset                                $        -       $        -         $      -
                                                               ===========      ===========        =========

         At June 28, 2005, June 29, 2004 and July 1, 2003, the Company has provided a full valuation allowance against the gross deferred tax asset. Such valuation allowance was recorded because management does not believe that the utilization of the tax valuation allowances from operating losses and other temporary differences are "more likely than not" to be realized.

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

13.      STOCK ISSUANCES

         During the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, the Company did not issue any shares of common or preferred stock.

         On September 12, 2005, the Company issued 1,500,000 shares of its common stock to Laurus, pursuant to its partial exercise of an option the Company issued to Laurus on June 30, 2005 to purchase such shares at an exercise price of $.0001 per share, or $150 in the aggregate with respect to the partial exercise.

         On June 30, 2005, the Company sold to Laurus a secured convertible note in the principal amount of $5,000,000, pursuant to a Securities Purchase Agreement, as amended, and related agreements. In addition, the Company also issued to Laurus, as part of the financing transaction and for no separate or additional consideration, (a) a twenty-year option to purchase 30,395,179 shares of the Company's stock at a purchase price of $0.0001 per share and (b) a seven-year common stock purchase warrant to purchase 13,750,000 shares of the Company's common stock at a purchase price of $0.10 per share. On July 13, 2005, Laurus loaned the Company an additional $350,000 on the same terms and conditions as the original secured convertible term note and amended and restated the note to be in the principal amount of $5,350,000. On September 9, 2005, Laurus loaned the Company an additional $650,000 on the same terms and conditions as the original financing transaction and further amended and restated the note to be in the principal amount of $6,000,000. The replacement note is repayable monthly at the rate of $189,500 plus accrued but unpaid interest, commencing November 1, 2005.

         In addition, the Company issued a subordinated secured promissory note to Spotless in the principal amount of $500,000. Spotless surrendered its remaining 45,865,143 shares to the Company for cancellation on June 30, 2005. Additionally, the Company issued (i) an option exercisable at $.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of its common stock and (ii) ten-year options exercisable at $.09 per share to the Company's series A convertible preferred stock stockholders, including Dr. Kevin Phillips, one of the Company's directors, to purchase an aggregate of 500,000 shares of its common stock in consideration for their agreement to:

            o propose and vote in favor of an amendment to its certificate of incorporation in order to accommodate the full issuance of the shares of its common stock underlying the Note and the option and warrant the Company issued to Laurus;
            o postpone their right, upon six months' notice after February 2007, to require the Company to redeem their series A convertible preferred stock, until the earlier of six months after the repayment of the Note or June 30, 2010;
            o defer receipt of dividend payments on the series A convertible preferred stock due after June 30, 2005, until the earlier of six months after the repayment of the Note or June 30, 2010; and
            o     forbear from appointing a second director until the earlier of
                  (a) June 30, 2008 or (b) the repayment in full of the secured convertible term note that the Company has issued to Laurus.

         On May 24, 2005, the Company's board of directors granted a non-plan ten-year option exercisable at $0.06 per share to Tony Towell to purchase 250,000 shares of common stock in connection with his service on its then-existing special committee. Mr. Towell would only be required to pay cash to the Company, if at all, in connection with exercising the option prior to expiration.

         On May 24, 2005, the Company's board of directors granted a non-plan five-year option exercisable at $.01 per share and $0.1875 per share to Michael O'Reilly to purchase 2,000,000 and 250,000 shares of common stock, respectively, in an effort to continue incentivizing him in his capacity as the Company's President and Chief Executive Officer. Mr. O'Reilly would be required to pay cash to the Company, if at all, in connection with exercising the option prior to expiration. The Company recorded these options based on the intrinsic value method and recognized an expense of $100,000 in connection therewith pursuant to APB No. 25.

         On December 6, 2004, the Company's board of directors granted a ten-year option exercisable at $0.035 per share to each of Tony Towell and Dr. Kevin Phillips to purchase 100,000 shares of common stock under the Company's 2001 Equity Incentive Plan in connection with their service as the Company's directors. Mr. Towell and Dr. Phillips would only be required to pay cash to the Company, if at all, in connection with exercising their options prior to expiration. The Company accounted for these options in accordance with APB No. 25 based on the intrinsic value method as described in Note 1.

         All of the securities were sold in private offerings pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

         See Note 3.

14.      STOCK OPTIONS

         As of June 28, 2005, 2,850,000 shares of common stock were reserved for issuance upon the exercise of options then outstanding and 5,150,000 shares were available for future grant under the Company's three stock option plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. As of June 28, 2005, 7,986,309 shares of common stock were reserved for issuance upon the exercise of options and warrants then outstanding that were not covered under the Company's three stock option plans. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of the grant and are subject to certain quantity and other limitations specified in Section

         422 of the Internal Revenue Code. Options which are not intend to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to five years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

         The summary of the status of the Company's outstanding stock options for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003 is presented below:

                                                                                         Non-
                                                     Employees         Weighted        Employee        Weighted
                                                        and            Average           and           Average
                                                     Directors         Exercise        Director        Exercise
                                                      Options           Price          Options          Price
                                                      -------           -----          -------          -----
         Outstanding at July 2, 2002                 12,941,677          $.13           48,100           $.21
         Granted                                        300,000          $.16                -              -
         Forfeited                                   (1,420,059)         $.21          (18,100)          $.01
         Exercised                                            -             -                -              -
                                                     -----------                       --------
         Outstanding at July 1, 2003                 11,821,618          $.12           30,000           $.41
         Granted                                        650,000          $.22                -              -
         Forfeited                                   (2,175,000)         $.26          (30,000)          $.41
         Exercised                                            -             -                               -
                                                     -----------                       --------
         Outstanding at June 29, 2004                10,296,618          $.14                -              -
         Granted                                      2,700,000          $.03                -              -
         Forfeited                                   (2,160,309)         $.03                -              -
         Exercised                                            -             -                -              -
                                                     ----------        -------         --------         -----
         Outstanding at June 28, 2005                10,836,309        $  .09                -              -
                                                     ==========        =======         ========         =====
         Options exercisable at July 1, 2003         11,821,618        $  .12            30,000         $ .41
                                                     ==========        =======         ========         =====
         Options exercisable at June 29, 2004        10,296,618        $  .14                 -         $   -
                                                     ==========        =======         ========         =====
         Options exercisable at June 28, 2005        10,836,309        $  .09                 -             -
                                                     ==========        =======         ========         =====

                                                 Weighted
                                  Number          Average         Number
                     Exercise   Outstanding      Remaining     Exercisable
                      Price     at June 28,     Contractual         at
                      -----        2005         Life (years)  June 28, 2005
                                   ----         ------------  -------------

                       $.01      2,000,000        4.71          2,000,000
                      $.035        200,000        9.42            200,000
                       $.06        250,000        9.71            250,000
                      $.079      5,486,309        3.92          5,486,309
                       $.08        200,000        3.42            200,000
                     $.1094        100,000        0.42            100,000
                       $.16        600,000        1.71            600,000
                       $.17        400,000        1.08            400,000
                     $.1875        250,000        4.71            250,000
                       $.19        650,000        1.17            650,000
                       $.22        200,000        2.50            200,000
                       $.23        250,000        1.25            250,000
                       $.34        250,000        3.17            250,000
                             -------------                 --------------
                                10,836,309                     10,836,309
                             =============                 ==============

15.      FINANCING AND RELATED PARTY TRANSACTIONS

         As of June 28, 2005, the Company owed Spotless Plastics (USA) Inc. $5,000,000 under the Spotless Loan, in the original principal amount of $1,700,000. The Spotless note was collateralized by all of the Company's assets. During the fiscal year ended June 29, 2004, the Company borrowed $3,300,000 from Spotless for working capital requirements and to fund losses. During the fiscal year ended July 1, 2003, the Company borrowed $2,325,000 from Spotless for working capital requirements and to fund certain fixed asset purchases. The Company repaid $825,000 to Spotless in the fiscal year ended July 1, 2003.

         As of June 28, 2005, Spotless was due payment from third parties for accounts receivable in the amount of $158,469 purchased under its account receivable agreement dated February 5, 2004, with the Company. As of such date, Spotless had purchased from the Company an aggregate amount of its accounts receivable equaling $4,991,252 at an aggregate purchase discount of $911,202, for an aggregate purchase price of $4,080,050. Pursuant to the account receivable finance agreement, Spotless was able to purchase certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. Pursuant to an administrative services arrangement, Spotless also provided the Company with certain administrative services including the services of its former vice president of finance and administration. During the Company's fiscal years 2005, 2004 and 2003, the Company was charged by Spotless an administrative fee of $84,138, $131,556 and $101,256, respectively, of which $84,138 remained unpaid and included in accrued expenses as of June 28, 2005. On June 30, 2005, Spotless agreed to forgive the $84,138 in administrative fees that was outstanding.

         On June 30, 2005, the Company entered into a financing transaction with Laurus Master Fund, Ltd. pursuant to the terms of a securities purchase agreement, as amended, and related documents. Under the terms of the financing transaction, the Company issued to Laurus:

             o pursuant to the terms of a secured convertible term note, dated June 30, 2005, a three-year note in the principal amount of $5,000,000. The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) of the Company's common stock above the fixed conversion price of $.09 following the effective date(s) of the registration statement or registration statements covering the shares of the Company's common stock underlying the Note and the warrant issued to Laurus;
             o pursuant to the terms of an Option Agreement, dated June 30, 2005, a twenty-year option to purchase 30,395,179 shares of the Company's common stock at a purchase price of $0.0001 per share, and
             o pursuant to the terms of a Common Stock Purchase Warrant, dated June 30, 2005 a seven-year common stock purchase warrant to purchase 13,750,000 shares of the Company's common stock at a purchase price of $0.10 per share.

         After consummating the transaction on June 30, 2005 and prior to September 27, 2005, Laurus subsequently provided additional financing to the Company on the same terms and conditions as follows:

             o On July 13, 2005, Laurus loaned the Company an additional $350,000, and the Company amended and restated the Note, to be in the principal amount of $5,350,000. The shares issuable upon conversion of the face value of this amended and restated Note had a beneficial conversion feature valued at $38,889 and will be allocated to additional paid-in capital. The remaining $311,111 will be added to the carrying value of the Note on the Company's balance sheet.
             o On September 9, 2005, Laurus loaned the Company an additional $650,000, and the Company further amended and restated the Note to be in the principal amount of $6,000,000. The shares issuable upon conversion of the face value of this amended and restated Note had a beneficial conversion feature amounting to $650,000, which will be allocated to additional paid-in capital. As a result, the carrying value thereof will be $0.

         The Note, in the principal amount of $6,000,000 as of October 3, 2005, is the only note issued to Laurus by the Company that is currently outstanding.

         The proceeds received by the Company in connection with the financing transaction and subsequent borrowings from Laurus were used to pay the amounts set forth below to the persons or for the purposes set forth below:

         The proceeds received by the Company in connection with the financing transaction and subsequent borrowing from Laurus prior to September 27, 2005, were used to pay the amounts set forth below to the persons or for the purposes set forth below:

         The Company also issued a subordinated secured promissory note to Spotless in the principal amount of $500,000, bearing interest at LIBOR plus 1%. Pursuant to the terms of the note the Company issued to Spotless, amortized payments of $50,000 per month become due and payable beginning July 1, 2007 until all amounts due thereunder are fully paid, so long as the Company is not in default on the Laurus Note. The note the Company issued to Spotless, together with the $2,750,000 payment to Spotless referred to above, fully satisfied all of the Company's financial obligations to Spotless. In connection with this financing transaction, the Company, along with Spotless, terminated the account receivable finance agreement between them, except with respect to the Company's obligation to continue to collect and remit payment of accounts receivable that Spotless purchased under the agreement. As part of the transactions, Spotless assigned to the Company an account receivable with a balance of $189,197 and to the Company agreed to pay this amount to Spotless no later than June 30, 2006.

         On June 30, 2005, Messrs. Peter Wilson, John Bongiorno, Ronald Evans and Brian Blythe, who were nominees of Spotless, resigned as directors of the Company, and Mr. Charles L. Kelly, Jr., also a Spotless nominee, resigned as the Company's chief financial officer and as a director. In addition, Mr. Joseph Murphy, an employee of Spotless, resigned as the Company's vice president of finance and administration and secretary. Pursuant to a transition services agreement, Spotless agreed to provide the services of Mr. Murphy to the Company, including in relation to advice in the areas of:

              o   administration;
              o   accounting, finance and risk management; and

              o assisting in the preparation and review of its reports filed with the SEC during a six-month transitional process for a fee of $5,000 per month and a payment of $25,000 to Mr. Murphy at the end of the transitional period.

         On June 30, 2005, Spotless, through one of its wholly owned subsidiaries, sold 15,469,964 shares of common stock of the Company to Michael O'Reilly, the Company's president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued by Mr. O'Reilly to Spotless, bearing interest at LIBOR plus 1%. Spotless also surrendered its remaining 45,865,143 shares to the Company for cancellation.

         Mr. O'Reilly issued a personal guranty to Laurus for $3,250,000 of the Note.

         In addition, the Company issued a ten year option exercisable at $.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of common stock in connection with his:

              o agreement to a new employment agreement, which (a) does not include a put right that existed in his old employment agreement requiring the Company, under certain circumstances, to buy his shares of common stock and shares underlying his options, and (b) calls for a base salary of $285,000 per year and a bonus equal to 2.5% of its pre-tax income, as defined in the employment agreement; and
              o agreement to personally guarantee the Company's bonding obligations, each of which was a condition precedent to the consummation of its financing transaction with Laurus.

         The Company recorded the option pursuant to APB No. 25 because it was agreed to be issued in connection with Mr. O'Reilly's employment. No portion of this option was allocated to Mr. O'Reilly's $3.25 million personal guaranty to Laurus.

         On May 24, 2005, the Company issued non-plan five-year options exercisable at $.01 per share and $0.1875 per share to Michael O'Reilly to purchase 2,000,000 and 250,000 shares of common stock, respectively, in an effort to continue incentivizing him in his capacity as the Company's president and chief executive officer. The Company recorded these options based on the intrinsic value method and recognized an expense of $100,000 in connection therewith pursuant to APB No. 25.

         On June 30, 2005, the Company (a) issued ten-year options exercisable at $.09 per share to its series A convertible stock preferred stockholders, including Dr. Kevin Phillips, one of its directors, to purchase an aggregate of 500,000 shares of its common stock and (b) agreed to pay, out of legally available funds, accrued and unpaid dividends in an aggregate of (1) $35,000 to the series A convertible preferred stockholders, on each June 30, 2005, September 30, 2005 and December 30, 2005 and (2) $50,000 to the series A convertible preferred stockholders on February 28, 2007 in consideration for their agreement to:

             o propose and vote in favor of an amendment to its certificate of incorporation in order to accommodate the full issuance of the shares of its common stock underlying the Note and the option and warrant the Company issued to Laurus;
             o postpone their right, upon six months' notice after February 2007, to require the Company to redeem their series A convertible preferred stock, until the earlier of six months after the repayment of the Note or June 30, 2010;
             o defer receipt of dividend payments on the series A convertible preferred stock due after June 30, 2005, until the earlier of six months after the repayment of the Note or June 30, 2010; and
             o    forbear from appointing a second director until the earlier of
                  (a) June 30, 2008 or (b) the repayment in full of the secured convertible term note that the Company has issued to Laurus.

         On June 30, 2005, Michael O'Reilly and the series A convertible preferred stock stockholders, including Dr. Kevin Phillips, who is a director, agreed, pursuant to a forbearance and deferral agreement to which the

         Company is a party, to propose and vote in favor of an amendment to the Company's Certificate of Incorporation in order to accommodate the full issuance of the shares of its common stock underlying the Note, the option and warrant the Company issued to Laurus at the Company's next annual shareholders meeting to be held by December 31, 2005. In addition, Mr. O'Reilly, the series A convertible preferred stock stockholders and Anthony P. Towell, a director, entered into lock-up agreements with Laurus that prohibit a disposition of their shares of common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the note the Company issued to Laurus or (b) June 30, 2010. On December 6, 2004, the Company issued a ten-year option exercisable at $0.035 per share to Dr. Kevin Phillips to purchase 100,000 shares under its 2001 Equity Incentive Plan in connection with his service as a director of the Company.

         During its fiscal year ended July 1, 2003, the Company repaid a $100,000 convertible note held by Anthony P. Towell, a director. This note was issued in 1997, provided for interest at a rate equal to 12% per annum and was convertible at a rate of $.15 per share of common stock. On May 24, 2005, the Company issued a non-plan ten-year option exercisable at $0.06 per share to Tony Towell to purchase 250,000 shares in connection with his service on the then-existing special committee of the Company. On December 6, 2004, the Company issued a ten-year option exercisable at $0.035 per share to Tony Towell under its 2001 Equity Incentive Plan in connection with his service as a director of the Company.

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

         The Company had an oral understanding with Michael O'Reilly pursuant to which the Company paid the full carrying costs, including mortgage payments, of a condominium that he beneficially owned and that the Company used for marketing and employee-relations purposes. The full carrying costs during the Company's fiscal years ended June 28, 2005 and June 29, 2004 were approximately $7,150 and $17,800, respectively. In connection with this arrangement, we also provided mitigation and restoration goods and services to Mr. O'Reilly in connection with severe water damage caused by a failed water heater at the condominium that he beneficially owned and allowed us to use for marketing and employee-relations purposes. In connection with these services, the Company's entire direct costs and allocated overhead, without a markup, equaled approximately $56,780.

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

         The Company believes that all transactions that the Company has entered into with its officers, directors and principal stockholders, except its provision of mitigation and restoration services to its president and chief executive officer as discussed above, have been on terms no less favorable to the Company than those available from unrelated third parties.

         See Notes 3 and 4.

16.      CONTINGENCIES

         LITIGATION AND DISPUTES

         On August 5, 2004, the Company commenced an action in the New York State Supreme Court, County of New York, seeking to collect approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the Economic Development Corporation filed an answer, denying the Company's claims. On November 4, 2004, the Economic Development Corporation filed an amended answer denying the Company's claims and asserting counterclaims in unspecified amounts seeking liquidated damages, reimbursement for consultant's fees and breach of contract. The case is currently in pre-trial discovery. This aggregate amount of $1,255,000 was recorded when billed as revenues of $32,561, $726,257 and $496,182 during the Company's fiscal years ended July 2, 2002, July 1, 2003 and June 29, 2004, respectively, and is included in the Company's accounts receivable because management believes that the realization of the full amount thereof is probable.

         In April 2003, the Company commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. As of June 28, 2005, the Company recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. The Company has not recognized the revenue associated with its claim because the amount thereof is not presently reliably estimable. The project has been substantially completed and the customer has refused to acknowledge its liability for these additional charges billed. On October 22, 2004, the Company commenced an action against a local utility company in the New York State Supreme Court, County of New York, claiming that it is entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, the local utility company filed an answer, denying our claims. The case is currently in pre-trial discovery.

         On April 16, 2002, two customers commenced an action against the Company and Michael O'Reilly, the Company's CEO, in the Supreme Court of the State of New York, County of New York, claiming that they are entitled to approximately $4,400,000 of damages relating to alleged breaches of a contract for a residential construction project. On May 7, 2002, the Company filed an answer denying the plaintiffs' claims and seeking approximately $45,418 in a counterclaim for uncollected accounts. The case is currently in pre-trial discovery. The Company believes that (a) this case is not meritorious and can be resolved without having a material adverse effect on its financial statements and (b) the likelihood of an unfavorable outcome is remote.

         The Company is a plaintiff in approximately 21 lawsuits (including the two cases described above) claiming an aggregate of approximately $5,000,000 pursuant to which it is seeking to collect amounts it believes owed to it by customers that are included in its accounts receivable, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

         The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial statements.

17.      MAJOR CUSTOMERS, GEOGRAPHIC INFORMATION AND CREDIT CONCENTRATIONS

         During the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, the Company recognized net sales to significant customers as set forth below:

                                       July 28,       June 29,        July 1,
            Major Customers              2005           2004           2003
       --------------------------      ----------     ----------     ----------
              Customer A                  19%             4%             0%
              Customer B                   4%             0%            19%
              Customer C                   4%             0%             0%

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

18.      NET INCOME (LOSS) PER SHARE

         The following table sets forth the computation of the basic and diluted net (loss) income per share for the fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003:

                                                            Fiscal Year      Fiscal Year        Fiscal Year
                                                               Ended            Ended              Ended
                                                              June 28,         July 1,             July 1,
                                                                2005             2004               2003
                                                            ------------     ------------      ------------
         Numerator:
            Net (loss) income attributable
               to common shareholders                       $   (24,934)     $(3,613,334)      $  (547,004)
            Add interest and amortization
               on convertible notes, net of
               tax                                                    -                -                 -
                                                            ------------     ------------      ------------
                                                            $   (24,934)     $(3,613,334)      $  (547,004)
                                                            ============     ============      ============

         Denominator:
            Share reconciliation:
               Shares used for basic
                  (loss) income per share                    77,936,358       77,936,358        77,936,358
               Effect of dilutive items:
                  Stock options                                 654,187                -                 -
                  Convertible securities                              -                -                 -
                                                            ------------     ------------      ------------

               Shares used for dilutive
                  (loss) income per share                    78,590,545       77,936,358        77,936,358
                                                            ============     ============      ============

         Net (loss) income per share:
            Basic                                                  $.00            $(.05)            $(.01)
                                                                   ====            ======            ======
            Diluted                                                $.00            $(.05)            $(.01)
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

19.      UNAUDITED QUARTERLY DATA

         Summarized unaudited quarterly financial data for the fiscal years ended June 28, 2005 and June 29, 2004 are as follows:

                                                First            Second              Third              Fourth
        Fiscal Year Ended June 28, 2005        Quarter           Quarter            Quarter            Quarter
        -------------------------------      -------------    --------------    ----------------   ---------------
        Revenues                             $  5,478,506     $   7,359,279     $     4,801,832    $   3,000,793
        Gross profit                         $  1,116,383     $   2,989,412     $     1,368,778    $     (10,898)
        Net income (loss)                    $   (328,545)    $   1,388,310     $       128,759    $  (1,135,458)
        Net income (loss) attributable to
           common shareholders               $   (348,045)    $   1,368,810     $       109,259    $  (1,154,958)
        Net income (loss) per common
           Share - basic                           $(.00)              $.02                $.00             $.00
        Net income (loss) per common
           Share - diluted                         $(.00)              $.02                $.00             $.00

                                                First            Second              Third              Fourth
        Fiscal Year Ended June 29, 2004        Quarter           Quarter            Quarter            Quarter
        -------------------------------      -------------    --------------    ----------------   ---------------

        Revenues                             $  5,259,926     $   6,523,473     $    3,026,183     $    4,357,171
        Gross profit                         $  1,329,984     $   1,613,762     $   (1,624,129)    $      405,077
        Net income (loss)                    $    209,151     $     462,437     $   (2,567,984)    $   (1,638,938)
        Net income (loss) attributable to
            common shareholders              $    189,651     $     442,937     $   (2,587,484)    $   (1,658,438)
        Net income (loss) per common
           share - basic                             $.00              $.01              $(.03)            $(.02)
        Net income (loss) per common
           share - diluted                           $.00              $.01              $(.03)            $(.02)


20.      SUBSEQUENT EVENTS (UNAUDITED)

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

Dated:   February 3, 2006

                              WINDSWEPT ENVIRONMENTAL GROUP, INC.


                           By: /s/ Michael O'Reilly
                              ------------------------------------
                              MICHAEL O'REILLY, President and Chief
                              Executive Officer

                                POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed on February 3, 2006 by the following persons on behalf of the Registrant, in the capacities indicated.

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


                                       *
                              --------------------------------------------------
                              DR. KEVIN PHILLIPS, Director



                                       *
                              --------------------------------------------------
                              ANTHONY TOWELL, Director



                              *By:  /s/ Michael O'Reilly
                                  ----------------------------------------------
                                  MICHAEL O'REILLY, Attorney-in-fact