Form 10-Q/A
period 2005-09-27
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2006-02-03
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

     Indicate by check mark whether the registrant is an accelerated filer (as
     defined in Rule 12b-2 of the Exchange Act).    Yes      No  X
                                                        ---     ---

     Indicate by check mark whether the registrant is a shell company (as
     defined in Rule 12b-2 of the Exchange Act.)    Yes      No  X
                                                        ---     ---

     The number of shares of Common Stock, par value $.0001, outstanding on November 3, 2005 was 33,571,215.

                                EXPLANATORY NOTE

         This Amendment No.1 on Form 10-Q/A amends and restates certain disclosure items in our Quarterly Report on Form 10-Q for the quarter ended September 27, 2005, which we originally filed on November 21, 2005, in order to adjust certain amounts charged to deferred financing costs and credited to additional paid-in capital in connection with our transaction with Laurus Master Fund, Ltd. on June 30, 2005. We identified these changes and are filing this restatement in connection with preparing responses to a comment letter that we received from the Securities and Exchange Commission in relation to its review of our registration statement on Form S-1, which we originally filed on October 3, 2005.

         We have included as exhibits to this amendment new certifications of our principal executive officer and principal financial officer and accounting officer.

         The remaining items contained within this Amendment No. 1 consist of all other items originally contained in our Quarterly Report on Form 10-Q for the quarter ended September 27, 2005 in the form filed with the SEC on November 21, 2005. Therefore, you should read this amendment together with other reports and documents that we have filed with the SEC subsequent to our filing of the Form 10-Q on November 21, 2005. Except as expressly stated herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of any later date. Information in those other reports and documents updates and supersedes some of the information contained in this Amendment. You should not deem the filing of this amendment to be an admission that our Form 10-Q filed on November 21, 2005, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement in such filing not misleading.

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 27, 2005 AND JUNE 28, 2005

                                                                                                  September 27,      June 28,
                                                                                                       2005            2005
                                                                                                  -------------    -------------
                                                                                                   (unaudited)       (restated)
                                                                                                   (restated)
ASSETS:
CURRENT ASSETS:
   Cash                                                                                           $    147,493     $    512,711
   Accounts receivable, net of allowance for doubtful accounts of $1,707,831 and $1,507,831,
      respectively                                                                                   8,210,155        6,755,338
   Inventory                                                                                           151,367          146,079
   Costs and estimated earnings in excess of billings on uncompleted contracts                         382,755           30,466
   Prepaid expenses and other current assets                                                           797,595           47,253
                                                                                                  -------------    -------------
   Total current assets                                                                              9,689,365        7,491,847
                                                                                                  -------------    -------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $6,546,981
   and $6,386,731, respectively                                                                      3,124,940        2,242,645

OTHER ASSETS:
   Deferred financing costs                                                                          3,210,401                -
   Other                                                                                               191,025          322,046
                                                                                                  -------------    -------------
   Total other assets                                                                                3,401,426          322,046
                                                                                                  -------------    -------------
TOTAL                                                                                             $ 16,215,731     $ 10,056,538
                                                                                                  =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
   Accounts payable                                                                               $  2,784,638     $  1,174,840
   Liability for repurchased account receivable                                                        189,197                -
   Accrued expenses                                                                                  2,110,676        1,611,256
   Secured note payable to a related party                                                                   -        5,000,000
   Current portion of secured convertible note payable                                                 326,414                -
   Billings in excess of costs and estimated earnings on uncompleted contracts                          96,000           83,316
   Accrued payroll and related fringe benefits                                                         600,771          528,867
   Current maturities of long-term debt                                                                208,224          169,612
   Income taxes payable                                                                                872,437          138,579
   Other current liabilities                                                                           655,993          489,468
                                                                                                  -------------    -------------
   Total current liabilities                                                                         7,844,350        9,195,938
                                                                                                  -------------    -------------
LONG-TERM DEBT:
   Secured convertible note payable                                                                    718,110                -
   Secured note payable                                                                                500,000                -
   Other                                                                                               269,533          197,400
                                                                                                  -------------    -------------
        Total long-term debt                                                                         1,487,643          197,400
                                                                                                  -------------    -------------
COMMITMENTS AND CONTINGENCIES

Redeemable Common Stock                                                                                      -           76,089
                                                                                                  -------------    -------------
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
   Authorized and outstanding at September 27, 2005 and June 28, 2005                                1,300,000        1,300,000
                                                                                                  -------------    -------------

STOCKHOLDERS' EQUITY / (DEFICIT):
   Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares outstanding                  -                -
   Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares outstanding
      at September 27, 2005 and June 28, 2005                                                                -                -
   Common stock, $.0001 par value; 150,000,000 shares authorized; 35,255,620 shares
      outstanding at September 27, 2005 and 77,936,358 shares outstanding at June 28, 2005               3,375            7,794
   Additional paid-in-capital                                                                       41,566,504       33,944,017
   Accumulated deficit                                                                             (35,986,141)     (34,664,700)
                                                                                                  -------------    -------------
        Total stockholders' equity (deficit)                                                         5,583,738         (712,889)
                                                                                                  -------------    -------------
TOTAL                                                                                             $ 16,215,731     $ 10,056,538
                                                                                                  =============    =============
See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                    Thirteen Weeks Ended
                                                                                ------------------------------
                                                                                September 27,      September
                                                                                   2005                28,
                                                                                (restated)            2004
                                                                                -------------    -------------
Revenues                                                                        $  5,164,339     $  5,478,506

Cost of revenues                                                                   4,385,270        4,362,123
                                                                                -------------    -------------
Gross profit                                                                         779,069         1,116,383
                                                                                -------------    -------------

Operating expenses (income):
   Selling, general and administrative expenses                                    1,506,404        1,232,034
   Benefit expenses related to variable accounting treatment for
      officer options and redeemable common stock                                          -                -
                                                                                -------------    -------------
        Total operating expenses                                                   1,506,404        1,232,034
                                                                                -------------    -------------


(Loss) income from operations                                                       (727,335)        (115,651)
                                                                                -------------    -------------

Other expense (income):
   Interest expense                                                                  563,834          211,104
   Other expense (income), net                                                        22,054             (799)
                                                                                -------------    -------------
        Total other expense (income)                                                 585,888          210,305
                                                                                -------------    -------------

Income (loss) before provision for income taxes                                   (1,313,223)        (325,956)

Provision (benefit) for income taxes                                                   8,218            2,589
                                                                                -------------    -------------

Net income (loss)                                                                 (1,321,441)        (328,545)

Dividends on preferred stock                                                          19,500           19,500
                                                                                -------------    -------------

Net income (loss) attributable to common shareholders                           $ (1,340,941)    $   (348,045)
                                                                                =============    =============

Basic and diluted net (loss) income per common share:
   Basic                                                                               $(.04)            $.00
                                                                                       ======            =====
   Diluted                                                                             $(.04)            $.00
                                                                                       ======            =====

Weighted average number of common shares outstanding:
   Basic                                                                          34,716,071       77,936,358
                                                                                =============    =============
   Diluted                                                                        34,716,071       77,936,358
                                                                                =============    =============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                   (RESTATED)

                                                          Common Stock
                                                          ------------            Additional
                                                     Number of                      Paid-in       Accumulated
                                                      Shares        Par Value       Capital         Deficit           Total
                                                      ------        ---------       -------         -------           -----
Balance at June 28, 2005                             77,936,358      $  7,794     $33,944,017   $(34,664,700)      $  (712,889)

Laurus Financing:
                      Allocation of proceeds to
                      warrants and options                                          2,200,927                        2,200,927

                      Allocation of proceeds to
                      beneficial conversion
                      feature                                                       2,200,927                        2,200,927

                      Assumed exercise of
                      shares available for
                      nominal consideration,
                      including partial actual
                      exercise to purchase
                      1,500,000 shares                1,684,405           168             (18)                             150

                      Allocation of proceeds to
                      beneficial conversion
                      feature on second
                      increase of financing                                            38,889                           38,889

                      Allocation of proceeds to
                      beneficial conversion
                      feature on third increase
                      of financing                                                    650,000                          650,000
Spotless Transactions:
                      Cancellation of Spotless
                      shares, net of shares
                      sold to Michael O'Reilly      (45,865,143)       (4,587)          4,587                                -

                      Early extinguishment of
                      Spotless Note, accrued
                      interest and
                      administrative fees (net
                      of tax effect of $731,640)                                    1,230,228                        1,230,228

                      Surrender of Redemption
                      Right with respect to
                      Common Stock                                                     76,089                           76,089

                      Value of Spotless shares
                      sold to Michael O'Reilly
                      less consideration                                            1,195,708                        1,195,708

Options granted to preferred
stockholders for forbearance of
mandatory redemption and dividends                                                     44,650                           44,650

Dividends on Series A preferred stock                                                 (19,500)                         (19,500)

Net income (loss)                                             -             -              -      (1,321,441)        (1,321,441)
                                                    ------------     ---------    ------------  -------------      ------------
Balance at September 27, 2005                        33,755,620      $  3,375     $41,566,504   $(35,986,141)       $5,583,738
                                                    ============     =========    ============  =============      ============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              Thirteen Weeks Ended
                                                                                        -------------------------------
                                                                                        September 27,     September 28,
                                                                                            2005              2004
                                                                                         (unaudited)       (unaudited)
                                                                                         (restated)
                                                                                        -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                    $ (1,321,441)     $   (328,545)
   Adjustments to reconcile net (loss) income to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                                          160,250           165,952
      Provision for doubtful accounts, net                                                   200,000           159,332
      Amortization of deferred financing cost                                                292,809                 -
      Amortization of beneficial conversion                                                  135,257                 -
   Changes in operating assets and liabilities:
      Accounts receivable                                                                 (1,465,620)         (999,315)
      Inventory                                                                               (5,288)           10,548
      Costs and estimated earnings in excess of billings on uncompleted contracts           (352,289)          332,075
      Income tax refund                                                                            -           641,795
      Prepaid expenses and other current assets                                             (750,342)          (18,786)
      Other assets                                                                           131,021            (6,000)
      Accounts payable and accrued expenses                                                2,221,087           131,437
      Accrued payroll and related fringe benefits                                             71,904            33,848
      Other current liabilities                                                              102,715           351,580
      Billings in excess of costs and estimated earnings on uncompleted contracts             12,684          (186,489)
                                                                                        -------------     -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                                        (567,253)          287,432
                                                                                        -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                      (885,482)          (56,011)
                                                                                        -------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (885,482)          (56,011)
                                                                                        -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                      (46,318)          (90,531)
   Proceeds from long-term debt                                                              157,063                 -
   Exercise of stock options                                                                     150                 -
   Payments for deferred financing costs                                                  (2,261,510)                -
   Repayment and cancellation of secured note payable to a related party                  (2,761,868)                -
   Proceeds from secured notes payable                                                     6,000,000                 -
                                                                                        -------------     -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                        1,087,517           (90,531)
                                                                                        -------------     -------------
NET INCREASE (DECREASE) IN CASH                                                             (365,218)          140,890

CASH - BEGINNING OF PERIOD                                                                   512,711            63,562
                                                                                        -------------     -------------
CASH - END OF PERIOD                                                                    $    147,493      $    204,452
                                                                                        =============     =============

Cash paid during the period for:
   Interest                                                                             $     91,477      $    168,726
                                                                                        =============     =============
   Income taxes                                                                         $          -      $          -
                                                                                        =============     =============

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Financing cost related to beneficial  conversion value of secured note                  $  2,889,816      $          -
                                                                                        =============     =============
Capitalized gain on extinguishment of secured note payable - related party              $  1,230,228      $          -
                                                                                        =============     =============
Financing cost related to warrants and options                                          $  2,200,927      $          -
                                                                                        =============     =============
Capitalized cancellation of put right relating to redeemable common stock               $     76,089      $          -
                                                                                        =============     =============
Property and equipment acquired through financing                                       $    157,063      $          -
                                                                                        =============     =============
Financing cost related to guaranties of CEO remunerated through sale of
   discounted shares                                                                    $  1,195,708      $          -
                                                                                        =============     =============
Financing cost related to issuance of options to preferred stockholders                 $     44,650      $          -
                                                                                        =============     =============
Account receivable repurchased in connection with refinancing                           $    189,197      $          -
                                                                                        =============     =============
See notes to consolidated financial statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its subsidiaries, Trade-Winds Environmental Restoration, Inc. ("Trade-Winds") and North Atlantic Laboratories, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of September 27, 2005, the results of operations for the thirteen weeks ended September 27, 2005 and September 28, 2004 and cash flows for the thirteen weeks ended September 27, 2005 and September 28, 2004, have been included. Certain prior period amounts have been reclassified to conform to the September 27, 2005 presentation.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has a stockholders' deficit, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has recognized the value of the equity instruments issued in connection with financing transactions described in Note 7 in accordance with Accounting Principles Board Opinion No. 14 and Emerging Issues Task Force (EITF) Consensuses 98-5 and 00-27. The intrinsic value of the options and the fair value of the warrants are calculated and the proportionate values of the resulting debt and equity components have been recognized as debt discounts with equivalent credits to equity. The beneficial conversion features of the warrants, including the effective values under EITF 00-27, have also been recognized. All of the discounts are being amortized over the life of the debt in accordance with the latter pronouncement.

2. RESTATEMENT - The September 27, 2005 interim financial statements have been restated to account for additional deferred financing costs and additional liabilities forgiven as part of the Company's transactions with Spotless, as follows:

            1. The value of the shares of common stock sold by Spotless to the Company's President and Chief Executive Officer has been increased by $86,597, which resulted in an increase of such amount in deferred financing costs from the amount previously reported.
            2. An additional $39,391, net of tax effect, which was owed to Spotless which was forgiven by the terms of the transaction, has been recorded as a reduction of accrued expenses and an increase in additional paid in capital.
            3. The value of the options and the warrant and the beneficial conversion feature of the Laurus Note have been recalculated, resulting in a reduction of $16,774 to the carrying value of the Laurus Note under "secured convertible note payable."

         The result of these restatements was to increase the net loss for the period by $81,660.

3. STOCK-BASED COMPENSATION - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS)" No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123 "(SFAS 148"). SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company adopted the disclosure requirements of SFAS No. 148 for the fiscal year ended
         July 1, 2003. The Company will continue to account for stock-based employee compensation under APB Opinion No. 25 and its related interpretations until its fiscal quarter ending December 27, 2005, when it will adopt SFAS 123R.

         The following table illustrates the effect on net (loss) income attributable to common shareholders and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the thirteen weeks ended September 27, 2005 and September 28, 2004:

                                                                     Thirteen Weeks Ended
                                                              ----------------------------------
                                                              Fiscal Quarter
                                                                  Ended
                                                               September 27,      September 28,
                                                                   2005                2004
                                                              ---------------    ---------------
         Net (loss) income attributable to
           common shareholders, as reported,
           including stock based
           compensation (benefits) of
           $176,089, ($348,626) and
           ($593,246) in the years ended 2005,
           2004 and 2003, respectively                        $   (1,340,941)    $     (348,045)
         Less:  Stock-based employee
           compensation cost determined
           under the fair value method, net of
           related tax effects                                       (56,200)            25,849
                                                              ---------------    ---------------
         Pro forma net (loss) income
           attributable to common
           shareholders                                       $   (1,397,141)    $     (373,894)
                                                              ===============    ===============

         Net (loss) income per share:
           Basic - as reported                                         $(.04)              $.00
                                                                       ======              =====
           Basic - pro forma                                           $(.04)              $.00
                                                                       ======              =====

           Diluted - as reported                                       $(.04)              $.00
                                                                       ======              =====
           Diluted - pro forma                                         $(.04)              $.00
                                                                       ======              =====

4. NET (LOSS) INCOME PER COMMON SHARE -The calculation of basic and diluted net (loss) income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

         The following table sets forth the computation of the basic and diluted net (loss) income per share for the thirteen weeks ended September 27, 2005 and September 28, 2004, respectively:

                                                                           Thirteen Weeks Ended
                                                                   ----------------------------------
                                                                     September 27,      September 28,
                                                                         2005               2004
                                                                   ---------------    ---------------
Numerator:
Net (loss) income attributable to
   common shareholders                                             $   (1,340,941)    $     (348,045)
                                                                   ===============    ===============
Denominator:
  Share reconciliation:
  Shares used for basic (loss)
   income per share                                                    34,716,071         77,936,358
  Effect of dilutive items:
     Stock options                                                              -                  -
     Convertible securities                                                     -                  -
                                                                   ---------------    ---------------
    Shares used for dilutive (loss)
     income per share                                                  34,716,071         77,936,358
                                                                   ===============    ===============
Net (loss) income per share:
   Basic                                                                    $(.04)              $.00
   Diluted                                                                  $(.04)              $.00

         The dilutive net loss per share for the thirteen week period ended September 27, 2005 excludes 85,876,663 shares issuable upon the exercise of stock options and 67,966,667 shares issuable upon the conversion of convertible securities, respectively. These shares are excluded due to their antidilutive effect as a result of the Company's net loss attributable to common shareholders during this period.

5. PROVISION FOR INCOME TAXES - The provision for income taxes for the thirteen weeks ended September 27, 2005 and September 28, 2004 consists of the following:

                                                  Thirteen Weeks Ended
                                           ----------------------------------
                                            September 27,       September 28,
                                                 2005               2004
                                           ---------------    ---------------

         Federal - current                      $    -             $    -
         State - current                         8,218              2,589
                                                ------             ------
         Total                                  $8,218             $2,589
                                                ======             ======

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

6. CONTINGENCIES - On August 5, 2004, the Company commenced an action in the New York State Supreme Court, County of New York, seeking to collect approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the Economic Development Corporation filed an answer, denying the Company's claims. On November 4, 2004, the Economic Development Corporation filed an amended answer denying the Company's claims and asserting counterclaims in unspecified amounts seeking liquidated damages, reimbursement for consultant's fees and breach of contract. The case is currently in pre-trial discovery. This aggregate amount of $1,255,000 was recorded when billed as revenues of $32,561, $726,257 and $496,182 during the Company's fiscal years ended July 2, 2002, July 1, 2003 and June 29, 2004, respectively, and is included in the Company's accounts receivable because management believes that the realization of the full amount thereof is probable.

         In April 2003, the Company commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. As of June 28, 2005, the Company recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. The Company has not recognized the revenue associated with its claim because the amount thereof is not presently reliably estimable. The project has been substantially completed and the customer has refused to acknowledge its liability for these additional charges billed. On October 22, 2004, the Company commenced an action against a local utility company in the New York State Supreme Court, County of New York, claiming that it is entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, the local utility company filed an answer, denying its claims. The case is currently in pre-trial discovery.

         On April 16, 2002, two customers commenced an action against the Company and Michael O'Reilly, the Company's CEO, in the Supreme Court of the State of New York, County of New York, claiming that they are entitled to approximately $4,400,000 of damages relating to alleged breaches of a contract for a residential construction project. On May 7, 2002, the Company filed an answer denying the plaintiffs' claims and seeking approximately $45,418 in a counterclaim for uncollected accounts. The Company believed it had meritorious defenses and that the likelihood of an unfavorable outcome was remote. On November 1, 2005, the Company settled this matter by agreeing to pay $60,000 to the plaintiffs in six equal monthly installments beginning December 1, 2005.

         The Company is a plaintiff in approximately 20 lawsuits, including those described above, claiming an aggregate of approximately $5,000,000 pursuant to which it is seeking to collect amounts it believes owed to it by customers that are included in its accounts receivable, primarily with respect to changed work orders or other modifications to its scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

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

         As of June 28, 2005, Spotless was due payment from third parties for accounts receivable in the amount of $158,469 purchased under its account receivable agreement dated February 5, 2004, with the Company. As of such date, Spotless had purchased from the Company an aggregate amount of its accounts receivable equaling $4,991,252 at an aggregate purchase discount of $911,202, for an aggregate purchase price of $4,080,050. The aggregate amount of the purchase discounts and monthly discount fees under this agreement were $255,585 for the fiscal year ending June 28, 2005. Pursuant to the account receivable finance agreement, Spotless was able to purchase certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. Pursuant to an administrative services arrangement, Spotless also provided the Company with certain administrative services including the services of its former vice president of finance and administration. During the Company's fiscal years 2005, 2004 and 2003, the Company was charged by Spotless an administrative fee of $84,138, $131,556 and $101,256, respectively, of which $84,138 remained unpaid and included in accrued expenses as of June 28, 2005. On June 30, 2005, Spotless agreed to forgive the $84,138 in administrative fees that was outstanding.

         On June 30, 2005, the Company entered into a financing transaction with Laurus Master Fund, Ltd. pursuant to the terms of a securities purchase agreement, as amended, and related documents. Under the terms of the financing transaction, the Company issued to Laurus:

            o pursuant to the terms of a secured convertible term note, dated June 30, 2005, a three-year note in the principal amount of $5,000,000. The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) of the Company's common stock above the fixed conversion price of $.09 following the effective date(s) of the registration statement or registration statements covering the shares of the Company's common stock underlying the Note and the warrant issued to Laurus;
            o pursuant to the terms of an Option Agreement, dated June 30, 2005, a twenty-year option to purchase 30,395,179 shares of the Company's common stock at a purchase price of $0.0001 per share; and
            o pursuant to the terms of a Common Stock Purchase Warrant, dated June 30, 2005 a seven-year common stock purchase warrant to purchase 13,750,000 shares of the Company's common stock at a purchase price of $.10 per share.

         After consummating the transaction on June 30, 2005 and prior to September 27, 2005, Laurus subsequently provided additional financing to the Company on the same terms and conditions as follows:

            o On July 13, 2005, Laurus loaned the Company an additional $350,000, and the Company amended and restated the Note, to be in the principal amount of $5,350,000. The shares issuable upon conversion of the face value of this amended and restated Note had a beneficial conversion feature valued at $38,889 and was allocated to additional paid-in capital. The remaining $311,111 was added to the carrying value of the Note on the Company's balance sheet.
            o On September 9, 2005, Laurus loaned the Company an additional $650,000, and the Company further amended and restated the Note to be in the principal amount of $6,000,000. The shares issuable upon conversion of the additional face value of this amended and restated Note had a beneficial conversion feature amounting to $650,000, which was allocated to additional paid-in capital. As a result, the carrying value thereof was $0.
            o On October 6, 2005, Laurus loaned the Company an additional $1,350,000, and the Company further amended and restated the Note to be in the principal amount of $7,350,000. The shares issuable upon conversion of the additional face value of this amended and restated Note had a beneficial conversion feature amounting to $1,350,000, which was allocated to additional paid-in capital. As a result, the carrying value thereof of $0. (unaudited)

         The Note, in the principal amount of $7,350,000 as of December 1, 2005, is the only note issued to Laurus by the Company that is currently outstanding.

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

         On June 30, 2005, Spotless, through one of its wholly owned subsidiaries, sold 15,469,964 shares of common stock of the Company to Michael O'Reilly, the Company's president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued by Mr. O'Reilly to Spotless, bearing interest at LIBOR plus 1%. Spotless also surrendered its remaining 45,865,143 shares to the Company for cancellation, which resulted in a credit of $4,587 to additional paid-in capital.

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

         The Company recorded the option pursuant to APB No. 25 because it was agreed to be issued in connection with Mr. O'Reilly's employment. No portion of this option was allocated to Mr. O'Reilly's guaranty to Laurus.

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

         On June 30, 2005, the Company issued ten-year options exercisable at $.09 per share to its series A convertible stock preferred stockholders, including Dr. Kevin Phillips, one of its directors, to purchase an aggregate of 500,000 shares of its common stock. The Company valued these options using the Black-Scholes valuation method and recorded deferred financing costs of $44,650 as a credit to additional paid-in capital in connection therewith. The Company also agreed to pay, out of legally available funds, accrued and unpaid dividends in an aggregate of (1) $35,000 to the series A convertible preferred stockholders, on each June 30, 2005, September 30, 2005 and December 30, 2005 and (2) $50,000 to the series A convertible preferred stockholders on February 28, 2007. In the aggregate, this was in consideration for their agreement to:

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

         On June 30, 2005, Michael O'Reilly and the series A convertible preferred stock stockholders, including Dr. Kevin Phillips, who is a director, agreed, pursuant to a forbearance and deferral agreement to which the Company is a party, to propose and vote in favor of an amendment to the Company's Certificate of Incorporation in order to accommodate the full issuance of the shares of its common stock underlying the Note, the option and warrant the Company issued to Laurus at the Company's next annual shareholders meeting to be held by January 31, 2006. In addition, Mr. O'Reilly, the series A convertible preferred stock stockholders and Anthony P. Towell, a director, entered into lock-up agreements with Laurus that prohibit a disposition of their shares of common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the note the Company issued to Laurus or (b) June 30, 2010. On December 6, 2004, the Company issued a ten-year option exercisable at $0.035 per share to Dr. Kevin Phillips to purchase 100,000 shares under its 2001 Equity Incentive Plan in connection with his service as a director of the Company.

         As a result of these transactions, the Company has recorded deferred financing costs as follows:

                        ITEM                                AMOUNT
              Transactional, insurance costs             $2, 262,852
               and professional fees
              Deemed cost to the Company                  1,195,708
               of the 15,469,964 shares of
               common stock sold by Spotless
               to the Company's president and
               CEO
              Options granted to preferred
               stockholders for forbearance of
               mandatory redemption and other
               rights                                        44,650
                                                         -----------
              Balance                                    $3,503,210
                                                         -----------
              Amortization of deferred                      292,809
               financing cost for the thirteen
               weeks ended
               September 27, 2005
              Total deferred financing costs             $3,210,401
                                                         -----------

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

8. SUBSEQUENT EVENTS - In conjunction with the Laurus transactions, the Company entered into a registration rights agreement, as amended, which obligated it, among other things, to file its initial registration statement on Form S-1 with the SEC on or before September 23, 2005 or be subject to a liquidated damages claim. Laurus granted the Company an extension during which time no liquidated damage claim was assessed, and the Company filed its Form S-1 on October 3, 2005, prior to the expiration of the extension.

         Subsequent to June 28, 2005 and in the wake of Hurricane Katrina, the Company has established offices in Louisiana and is directing considerable resources to generating new business opportunities in that area.

         On October 6, 2005, Laurus loaned the Company an additional $1,350,000, and the Company amended and restated the Laurus note to be in the principal amount of $7,350,000. In accordance with EITF 98-5, the beneficial conversion value recognized is limited to the amount of the Note proceeds. Accordingly, the $1,350,000 increased face value of this amended and restated Note had a beneficial conversion value of $1,350,000, resulting in a carrying value of $0, although the $.21 two-day average stock price of the Company's common stock would have resulted in a beneficial conversion value initially greater than the increased value of the Note.

         On November 10, 2005, Laurus granted the Company a two-month amortization deferral pursuant to which the Company's first principal payment under the Laurus note has been deferred from November 1, 2005 until January 1, 2006. On November 23, 2005, Laurus agreed to (a) waive the fee associated with the lack of effectiveness of the Form S-1 by November 22, 2005, (b) postpone the date by which the Company must have the Form S-1 declared effective until February 10, 2006 and (c) postpone the date by which the Company must increase its authorized capital from December 31, 2005 until January 31, 2006.

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

         On June 30, 2005, we issued to Laurus a three-year secured convertible term note in the principal amount of $5,000,000. Subsequently, Laurus loaned us an additional $2,350,000, and we amended and restated the note accordingly. As of December 1, 2005, the principal amount of the Laurus note outstanding equaled $7,350,000. On November 10, 2005, Laurus agreed to defer the principal monthly payments due in November and December 2005 in the aggregate amount of $495,375 until June 30, 2008, the maturity date of the Laurus note, in order to facilitate financing of our gulf coast and Florida operations.

We currently are engaged on various projects within our customary scope of services for private sector commercial and residential customers in the gulf coast and Florida regions. Under time and materials contracts or other arrangements, we have billed in excess of $2.2 million of work that we have completed in connection with these projects. We have also billed in excess of $7.4 million for projects in these areas that are still in progress. As of November 1, 2005 during our fiscal 2006, we have billed an aggregate of over of $11 million of time and materials projects. Management believes that we will be engaged to perform substantial additional projects in this region in the near term, possibly including federally funded projects on which we have not focused to date; however, no assurance can be given in this regard until contracts relating to these projects have been executed.

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

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal year ended June 28, 2005, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and our unaudited interim consolidated financial statements for our fiscal quarter ended September 27, 2005. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for stock based transactions, contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

Stock Based Transactions - We consummated various transactions where we paid the consideration primarily in options or warrants to purchase our common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

We have recognized the value of the equity instruments issued in connection with financing transactions in accordance with Accounting Principles Board Opinion No. 14 and Emerging Issues Task Force Consensuses 98-5 and 00-27. The intrinsic value of the options and the fair value of the warrants were calculated and the proportionate values of the resulting debt and equity components have been recognized as debt discounts with equivalent increases in amounts reflected as equity. The beneficial conversion feature of the Note, including the effective values under EITF 00-27, has also been recognized as a debt discount, with an equivalent increase in the amount reflected as equity. All of these discounts are being amortized over the three-year life of the debt in accordance with

EITF 00-27. Once the transaction value is determined, we record the transaction value as an expense with a corresponding increase in paid-in capital.

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

Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of June 28, 2005 and September 27, 2005. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that is more likely than not that we will realize all or a portion of our deferred tax assets, we record the estimated net realizable value of our deferred tax assets at that time and provide for income taxes at our combined federal and state effective rates.

RESULTS OF OPERATIONS

Thirteen weeks ended September 27, 2005 and September 28, 2004
--------------------------------------------------------------

Revenue
-------

Total revenues for the thirteen weeks ended September 27, 2005 decreased by $314,167, or 5.7%, to $5,164,339 from $5,478,506 for the thirteen weeks ended
September 28, 2004. This decrease in revenue was primarily attributable to a decrease of $931,003 in our emergency, disaster response and remediation work (associated primarily with hurricanes in Florida in the fiscal 2004 period) and a $481,321 decrease in our spill and soil environmental remediation. These decreases were partially offset by a $762,806 increase in our asbestos, lead and mold work, and a $302,745 increase in restoration work.

Our revenues in the thirteen weeks ended September 27, 2005 reflect revenues of approximately $456,000 generated from work relating to hurricanes Katrina and Wilma, the revenues attributable to which we expect to increase in later periods.

Cost of Revenues
----------------

Cost of revenues increased $23,147 or 0.5%, to $4,385,270 for the thirteen weeks ended September 27, 2005 as compared to $4,362,123 for the thirteen weeks ended September 28, 2004. This increase was primarily attributable to increases of $808,084 in payroll, including fringe benefits, $103,559 for travel and travel-related expenses associated with the mobilization to Louisiana to begin the cleanup of the damage caused by Hurricane Katrina and $42,577 in leasing expenses attributed to the rental of three premises, which together serve as a satellite office, regional command center, training center and housing for our employees sent to the Gulf Coast, partially offset by costs in excess of billings $492,683 of costs relating to Hurricane Katrina work that had not yet been billed, in addition to a decrease of approximately $396,000 in direct job-related costs relating to subcontractor expenses, materials, supplies, equipment rental, and waste disposal costs. Our cost of revenues consists primarily of labor and labor-related costs, payroll taxes, benefits, training, job-related insurance costs, travel and entertainment costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

Gross Profit
------------

Gross profit decreased by $337,314, or 30.2%, to $779,069, or 15%, of total revenues for the thirteen weeks ended September 27, 2005 as compared to $1,116,383, or 20%, of total revenues for the thirteen weeks ended September 28, 2004. This decrease in gross profit was due primarily to the factors described above in relation to the decrease in our revenue and increase in our cost of revenues.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased by $274,370, or 22.0%, to $1,506,404 for the thirteen weeks ended September 27, 2005 from $1,232,034 for the thirteen weeks ended September 28, 2004 and constituted approximately 29% and 22.5% of revenues in such periods, respectively. This increase was primarily attributable to an increase of $50,000 to our bad debt reserve, increases in insurance costs of $26,001, increased accounting and legal fees of $206,398 and a $25,000 increase in marketing expenses. These were partially offset by a decrease of $117,483 in consulting fees that were expended in the fiscal 2004 period. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, legal fees, sales, salaries, marketing and consulting.

Benefit Related to Variable Accounting Treatment for Officer Options
--------------------------------------------------------------------

Under the terms of a previous employment agreement we entered into and a separate agreement with Spotless, our president and chief executive officer was able to sell to us, or in certain circumstances to Spotless, all shares of our common stock held by him and all shares of our common stock underlying vested options to purchase shares of our common stock held by him upon the occurrence of certain events. Due to the terms of the options, changes in the market price of our common stock, in either direction, resulted in a corresponding expense or benefit. There was no benefit or expense required to be recorded in the thirteen weeks ended September 27, 2005 due to the elimination of this risk on June 30, 2005. There was no benefit or expense required to be recorded in the thirteen weeks ended September 28, 2004 due to the low market price of our common stock.

Interest Expense
----------------

Interest expense increased by $352,730, or 167%, to $563,834 for the thirteen weeks ended September 27, 2005 from $211,104 for the thirteen weeks ended September 28, 2004. This increase was due to an increase of $311,356, of interest expense incurred to Laurus, $141,141 of which related to the amortization of discounts, and an increase of $246,595 attributable to the amortization of deferred financing costs relating to the Laurus transaction, partially offset by a reduction of $65,258 in interest expense incurred to Spotless and a decrease of $145,846 in interest expense relating to sales of accounts receivable to Spotless in the thirteen week period ended September 27, 2005 because there were no such sales in such period.

Provision for Income Taxes
--------------------------

The provision for income taxes for the thirteen weeks ended September 27, 2005 was $8,218 as compared to $2,589 for the thirteen weeks ended September 28, 2004. This increase was the result of higher taxable income for the thirteen weeks ended September 27, 2005, primarily attributable to income recognized due to the cancellation of our secured debt owed to Spotless, our former majority stockholder and senior secured lender. We have a tax liability of $686,893 in connection with the cancellation of this secured debt, which has been credited to additional paid-in capital.

In addition, we have a tax liability of $686,893 in connection with the cancellation of a secured note payable to a related party, which has been credited to additional paid-in capital.

Net Loss
--------

We incurred a net loss of ($1,321,441) and a basic net loss attributable to common stockholders of ($1,340,941) for the thirteen weeks ended September 27, 2005 as compared to a net loss of ($328,545) and a basic net loss attributable to common stockholders of ($348,045) incurred for the thirteen weeks ended September 28, 2004. These changes were the result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2005, we had a cash balance of $147,493, working capital of $1,845,015 and stockholders' equity of ($5,583,738). As of June 28, 2005, we had a cash balance of $512,711, a working capital deficit of ($1,704,091) and a stockholders' deficit of ($712,889). As of June 29, 2004, we had cash balances of $63,562, a working capital deficit of ($2,103,971) and stockholders' deficit of ($787,955). At July 1, 2003, we had cash balances of $130,096, working capital of $2,217,290 and stockholders' equity of $2,825,379. We incurred a net loss of ($1,351,649), a net profit of $82,441 and a net loss of ($3,535,334) for our fiscal quarter ended September 27, 2005 and our fiscal years ended June 28, 2005 and June 29, 2004, respectively.

Net cash (used in) operating activities was ($567,253) for the thirteen weeks ended September 27, 2005, as compared to net cash provided by operations of $287,432 for the thirteen weeks ended September 28, 2004. Accounts receivable increased by $1,465,620, or 17.7%, as of September 27, 2005 to $8,210,155, from
$6,755,338 as of September 28, 2004, primarily as a result of hurricane-related work billed toward the end of the 2005 period and difficulties with cash collections. Accounts receivable decreased by $444,658, or 5.6%, as of September 28, 2004 to $7,492,789, from $7,937,447 as of September 30, 2003, primarily as a result of decreased sales and aggregate sales of accounts receivable to Spotless in the amount of $972,000 during the thirteen weeks ended September 28, 2004. Accounts payable and accrued expenses increased by $1,333,348, or 37.4%, as of September 27, 2005 to $4,895,314, from $3,561,966 as of September 28, 2004, primarily as a result of the costs associated with our mobilization efforts in Louisiana and an increase of $528,000 in insurance premiums.

Net cash provided by operating activities was $818,673 in fiscal year ended June 28, 2005, as compared to net cash provided by (used in) operating activities of ($2,343,180) and ($317,504) in our fiscal years ended June 29, 2004 and July 1, 2003, respectively. Accounts receivable increased $921,223, or 12.6%, to $8,263,169 as of June 28, 2005, from $6,652,806 as of June 29, 2004, reflecting primarily delayed payments by customers. Accounts receivable increased $1,057,539, or 17%, to $7,341,946 as of June 29, 2004, from
$5,881,603 as of July 1, 2003, reflecting processing delays in our invoicing of our customers. Accounts payable and accrued expenses decreased by $624,933, or 18.3%, as of June 28, 2005, from $3,411,029 as of June 29, 2004, as a result of our efforts to pay vendors on a more timely basis, partly offset by an increase in professional fees resulting from our recent refinancing and change of control transactions. Accounts payable and accrued expenses increased by $730,007, or 27.2%, as of June 29, 2004, from $2,681,022 as of July 1, 2003, as a result of increased revenues and slower payments to vendors. Such slow payment resulted from delays in invoicing discussed above and the resulting deterioration of cash receipts.

Net cash provided by financing activities for the thirteen weeks ended September 27, 2005 was $1,087,517, as compared to cash used by financing activities of $90,531 for the thirteen weeks ended September 28, 2004, primarily as a direct result of $6,000,000 received in connection with our debt restructuring with Laurus, which was used to pay related transaction and other expenses in the amount of $2,594,339 and repayment of indebtedness to Spotless in the amount of $2,650,000. These transactions resulted in a net increase of $1,500,000 in borrowings and the cancellation of $1,190,837 of our previous secured note payable to Spotless. The balance of the proceeds in the amount of $755,661 was used to fund working capital and our initial Hurricane Katrina mobilization costs. Financing activities for the thirteen weeks ended September 28, 2004 used net cash of $90,531 as a result of long-term debt repayment.

Cash used for capital expenditures increased to $885,482, or 1,480.9%, during the thirteen weeks ended September 27, 2005, as compared to $56,011 for the thirteen weeks ended September 28, 2004, due to the purchase of capital equipment, including 10 trucks, 5 campers, 1 trailer, 1 life raft, blowers, dehumidifiers and other assets to be utilized in the clean-up efforts relating to Hurricane Katrina. At this time, we do not have any other material commitments or plans for capital expenditures. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, as may be required in connection with rendering our services in the future.

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

Our future cash requirements are expected to depend on numerous factors, including, but not limited to our ability to:

        o Obtain profitable environmental or related construction contracts. So long as we have sufficient working capital, we anticipate continued revenue growth in new and existing service areas and to continue to bid on large projects, though there can be no assurance that any of our bids will be accepted or that we will have sufficient working capital. We currently are engaged on various projects within our customary scope of services for private sector commercial and residential customers in the gulf coast and Florida regions in connection with the aftermath of Hurricanes Katrina and Wilma. Under time and materials contracts or other arrangements, we have billed in excess of $2.2 million of work that we have completed in connection with these projects. We have also billed in excess of $7.4 million for projects in these areas that are still in progress. As of November 1, 2005 during our fiscal 2006, we have billed an aggregate of over $11 million of time and materials projects. In this connection, we also intend to focus on procuring time and materials contracts, which have historically generated higher gross margins. We also intend to continue our marketing campaign, including radio and newspaper advertising and a public relations program, to inform residents of New Orleans and the surrounding gulf areas about our services.
              Our management believes that we will be engaged to perform substantial additional projects in this region for the foreseeable future, possibly including federally funded projects on which we have not focused to date; however, no assurance can be given in this regard until contracts relating to these projects have been executed.
        o Control our selling, general and administrative expenses, which have recently increased in connection with our need to incur labor, operating and equipment expenses in relation to our operations in the gulf coast and Florida regions. In order to control our selling, general and administrative expenses, we have or are in the process of optimizing the efficiency of our support staff through training and enhanced task allocation while reducing unneeded resources and reviewing non-project related expenses in an effort to reduce costs where appropriate while preserving the quality of our service.
        o Raise additional capital or obtain additional financing. Management has preliminarily explored additional funding sources, but has been unable to attract additional debt or equity capital. Laurus indicated to us that it did not intend to provide any additional financing at the time that it loaned an additional $1,350,000 to us in October 2005. In addition, the existence of the Laurus and Spotless security interests may impair our ability to raise additional debt capital. No assurance can be given that we will be able to obtain additional debt or equity capital although our management expects to continue seeking any such favorable opportunities.
        o Generate positive cash flow from operations. We seek to obtain profitable contracts that generate gross profits more than sufficient to pay our expenses. Our plans for our 2006 fiscal year include concentrating our efforts in the gulf coast and Florida regions in connection with the aftermath of Hurricanes Katrina and Wilma and addressing our difficulty with cash collections and slow cash flow.

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

On June 30, 2005, we issued to Laurus Master Fund, Ltd. a three-year secured convertible term note in the principal amount of $5,000,000. Subsequently, Laurus loaned us an additional $2,350,000, and we amended and restated the note accordingly. As of December 1, 2005, the principal amount of the Note outstanding equaled $7,350,000. On November 10, 2005, Laurus agreed to defer the principal monthly payments due in November and December 2005 in the aggregate amount of $495,375 until June 30, 2008, the maturity date of the Note.

Laurus holds a senior security interest in our and our subsidiaries assets collateralizing the Note, including a pledge of the stock of our subsidiaries. In addition, Spotless holds a subordinated security interest collateralizing our $500,000 note issued to Spotless, which bears interest at a rate of LIBOR plus 1% per annum and is required to be repaid at a rate of $50,000 per month commencing July 1, 2007. The existence of these security interests may impair our ability to raise additional debt capital.

Under the terms of the Note, which matures on June 30, 2008, we are required to make monthly repayments of principal, on the first of each month, to Laurus in the amount of $229,687.50, commencing as of January 1, 2006. Principal repayments were due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $495,375 have been deferred until June 30, 2008. Interest is payable monthly and started to accrue on August 1, 2005. All required interest payments as of the date of this report have been made. We are required to pay such amounts in shares of our common stock should all of the following conditions be satisfied:

        o the average closing price of our common stock for the five (5) trading days immediately prior each first of the month is equal to or greater than $.10;
        o the amount of the payment then due is not an amount greater than thirty percent (30%) of the aggregate dollar trading volume of the common stock for the period of twenty-two (22) trading days immediately prior to the first of each month;
        o the common stock underlying the Note and warrant issued to Laurus has been registered under an effective registration statement under the Securities Act of 1933 or is otherwise covered by an exemption from registration for resale pursuant to Rule 144 of the Securities Act of 1933;
        o Laurus' aggregate beneficial ownership of our shares of common stock does not and would not by virtue thereof exceed 4.99%;
              and
        o     we are not in default of the Note.

If any of these conditions are not satisfied, we will be required to make payments in cash in an amount equal to 103% of the principal amount, plus accrued interest, then due. Should we be required to pay cash, this may have an adverse effect on our cash flow and liquidity.

The Note may be redeemed by us in cash by paying the holder of the Note 120% of the principal amount, plus accrued interest. As discussed below, the holder of the Note may convert all or a portion of the Note, together with related interest and fees, into fully paid shares of our common stock at any time. The number of shares to be issued shall equal the total amount of the Note to be converted, divided by an initial fixed conversion price of $.09.

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

We may receive proceeds from the exercise of the option and the warrant described above if Laurus elects to pay the exercise price in cash rather than executing a cashless exercise. Laurus may effect a cashless exercise of the warrant if the market price of our common stock exceeds the per share exercise price, and it may effect a cashless exercise of the option if (a) the market price of our common stock exceeds the per share exercise price and (b) (1) we have not registered the shares underlying the option pursuant to an effective registration statement or (2) an event of default under the Note has occurred and is continuing. Upon a cashless exercise, in lieu of paying the exercise price in cash, Laurus would receive shares of our common stock with a value equal to the difference between the market price per share of our common stock at the time of exercise and the exercise price per share set forth in the option and the warrant, multiplied by the number of shares with respect to which the option or warrant is exercised. There would be no proceeds payable to us upon a cashless exercise of the option or the warrant. There can be no assurances that Laurus will exercise the option and warrant or that it will elect to pay the exercise price in cash in lieu of a cashless exercise. On September 12, 2005, we issued 1,500,000 shares of our common stock to Laurus in connection with its partial exercise of the Option at an exercise price of $.0001 per share for an aggregate exercise price of $150.

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

In the event we default on the Note, we will be required to pay 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest. Upon the occurrence of an event of default, the interest rate changed will be increased by 2% per month until the default is cured. The Note is secured by a lien on substantially all of our assets, including the stock of our subsidiaries, all cash, cash equivalents, accounts, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, including promissory notes, contract rights and general intangibles, including payment intangibles. The Master Security Agreement, dated June 30, 2005, between us and Laurus contains no specific financial covenants. The Master Security Agreement and the Note define the circumstances under which they can be declared in default and subject to termination, including:

        o a failure to pay interest and principal payments under the Note when due on the first day of the month or prior to the expiration of the three-business day grace period, unless agreed otherwise;
        o a breach by us of any material covenant or term or condition of the Note or in any agreement made in connection therewith and, to the extent subject to cure, the continuation of such breach without remedy for a period of fifteen or thirty days, as the case may be;
        o     a breach by us of any material representation or warranty made in the Note or in any agreement made in connection therewith;
        o     any form of bankruptcy or insolvency proceeding instituted by or against us, which is not vacated within 30 days;
        o any attachment or lien in excess of $75,000 in the aggregate made upon our assets or a judgment rendered against our property involving a liability of more than $75,000 which shall remain unvacated, unbonded or unstayed for a period of 30 days;
        o a failure to timely deliver shares of common stock when due upon conversion of the Note or a failure to timely deliver a replacement note;
        o an SEC stop trade order or principal market trading suspension of our common stock is in effect for 5 consecutive trading days or 5 days during a period of 10 consecutive trading days, if we are not able to cure such trading suspension within 30 days of receiving notice or are not able to list our common stock on another principal market within 60 days of such notice;
        o a failure to have authorized and reserved shares of our common stock for issuance on or before January 31, 2006 sufficient to provide for the full conversion of the Note, and full exercise of the option and warrant issued by us to Laurus;
        o an indictment or threatened indictment of us or any of our executive officers under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against us or any of our executive officers pursuant to which statutory or proceeding penalties or remedies available include forfeiture of any of our property; and
        o     the departure of Michael O'Reilly from our senior management.

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

Pursuant to the terms of a Registration Rights Agreement, dated June 30, 2005 and amended on November 23, 2005, we were obligated to file a registration statement with the Securities and Exchange Commission registering the resale of shares of our common stock issuable upon a conversion of the Note and upon the exercise of the option and warrant issued to Laurus. If the registration statement is not declared effective by February 10, 2006 by the Securities and Exchange Commission, then we will be required to pay to Laurus the following amounts:

        o 1.5% of the principal outstanding on the Note, for the first thirty days, prorated for partial periods, which equals $3,675 per day based upon the $7,350,000 principal amount of the Note currently outstanding; and
        o 2.0% of the principal outstanding on the Note, for each thirty day period, prorated for partial periods, which equals $4,900 per day.

The proceeds we received in connection with the financing transaction and subsequent borrowings from Laurus were used to pay the amounts set forth below to the persons or for the purposes set forth below:

        SPOTLESS DEBT

        o     Former majority stockholder and senior secured lender (Spotless), consisting of approximately $2,650,000 in settlement of the
              principal and $100,000 in interest                                          $   2,750,000
                                                                                          -------------

        TRANSACTION EXPENSES

        o     Laurus transaction fee                                                          1,750,000
        o     Laurus Capital Management, LLC management and due diligence fees                  262,900
        o     Loeb & Loeb escrow fee                                                              2,000
        o     Insurance premiums                                                                 37,500
        o     Legal fees                                                                        146,773
        o     Special committee and advisor fees                                                 61,136
        o     Payments to series A preferred stockholders                                 $      35,000
                                                                                          -------------

              Sub-total                                                                   $   2,295,309
                                                                                          -------------

        OTHER PAYMENTS

        o     Audit fees                                                                         50,000
        o     Insurance premiums                                                                276,711
        o     Initial Hurricane Katrina mobilization costs                                      238,173
        o     Working capital                                                                 1,739,807
                                                                                          -------------

              Sub-total                                                                   $   2,304,691
                                                                                          -------------

        TOTAL                                                                            $    7,350,000
                                                                                          =============

The table below summarizes contractual obligations and commitments as of October 6, 2005, including principal and interest payments on our debt(1):

                                       Total           1 Year        2-3 Years     4-5 Years     Thereafter
                                       -----           ------        ---------     ---------     ----------
   Operating Leases                  $ 1,210,128     $  948,410     $  261,718     $      -      $      -

   Capitalized Leases                    477,733        208,180        240,421       29,132             -

   Laurus Note
   Principal                           7,350,000      1,518,011      5,831,989            -             -

   Laurus Note
   Interest Expense - Cash             1,039,086        576,158        462,928            -             -

   Spotless Note Principal               500,000              -        500,000            -             -

   Spotless Note
   Interest Expense                       13,828              -         13,828            -              -
                                     -----------     ----------     ----------      -------      ---------
   Total                             $10,590,775     $3,250,759     $7,310,884      $29,132      $       -
                                     ===========     ==========     ==========      =======      =========

------------

(1) This table reflects the effectiveness of Laurus' agreement to defer the initial monthly amortization repayment in the amount of $229,687.50 from November 1, 2005 until January 1, 2006.

         These amounts are based on assumed interest payments reflecting:

         o   the Laurus Note at a rate of 8.75% per annum;
         o   the Spotless note at a rate of 5.86% per annum; and
         o an aggregate of $477,733 of other long-term debt with maturities ranging from 3 months to 54 months for financed trucks and vehicles with interest rates ranging from 3.95% to 13.99%.

OFF-BALANCE SHEET ARRANGEMENTS

Although we do not have any financing arrangements that have not been recorded in our financial statements, our transaction with Laurus resulted in a significant discount that reduced the carrying value on our balance sheet of our debt obligation to Laurus. As of September 27, 2005, the Note had a principal balance of $6,000,000 with a corresponding discount of $5,090,743, resulting in a carrying amount of $909,257 on our balance sheet, $191,147 of which is included as a current liability and $718,110 of which is included as long-term debt.

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

SEASONALITY

Since we and our subsidiaries are able to perform most of our services throughout the year, our business is not considered seasonal in nature. However, we are affected by:

        o the timing of large projects in certain of our service areas, i.e., asbestos and mold abatement and construction;
        o   the timing of catastrophes; and
        o inclement weather conditions. In particular, extended periods of rain, cold weather or other inclement weather conditions may result in delays in commencing or completing projects, in whole or in part. Any such delays may adversely affect our operations and financial results and may adversely affect the performance of other projects due to scheduling and staffing conflicts

                           FORWARD-LOOKING STATEMENTS

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

The foregoing discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 and with the consolidated financial statements included in our annual report on Form 10-K for the period ended June 28, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Equity Price Risk - Our primary market risk exposure relates to the shares of common stock issuable upon conversion of the Note, which we originally issued to Laurus in June 2005. In connection with the issuance of the Note, we issued to Laurus a warrant to purchase 13,750,000 shares of our common stock and an option to purchase 30,395,175 shares of our common stock. On September 12, 2005, we issued 1,500,000 shares of our common stock to Laurus in connection with its partial exercise of its option. The option issued to Laurus has been recorded at its intrinsic value, which is based on the difference between the exercise price per share and the market price per share of our common stock on June 30, 2005, the date of issuance at the inception date of the agreement. The warrant, along with shares of common stock issuable upon exercise thereof have been recorded at their relative fair value at the June 30, 2005 inception date of the agreement, and will be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our stock price in the future. The Note also exposes us to additional risks also relating to our own common stock because if Laurus is unable to convert the loan into common stock due to low price or low trading volume in the market, we then must repay the loan in cash at a 3% premium.

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

         Interest Rate Sensitivity - Interest rate risk is the risk that interest rates on our debt is fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve month period and if our registration statement registering the shares of our common stock underlying the Note and the warrant issued to Laurus has been decleared effective by the Securities and Exchange Commission, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 3 months to 54 months aggregating to $477,733 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $70,000 annually. This hypothetical calculation reflects the assumed interest payments for the:

        o  Note at a rate of 8.75% per annum;
        o  Spotless note at a rate of  5.86% per annum; and
        o various other debt for financed trucks and vehicles with maturities ranging from 3 months to 54 months with interest rates ranging from 3.95% to 13.99%.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The design of any system of control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated purpose under all potential future conditions. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our chief executive officer and the chief financial officer of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q filed with the SEC. Based upon that evaluation and in connection with their determination that the matters described immediately below relating to changes to our internal control over financial reporting were not material, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures, as of September 27, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the Securities and Exchange Commission.

Our chief executive officer and our chief financial officer reviewed with members of our audit committee whether our need to restate our financial results for our fiscal quarter ended September 27, 2005 affected their conclusions that our disclosure controls and procedures, as of September 27, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the Securities and Exchange Commission. In connection with their review, our chief executive officer and chief financial noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed in the Form 10-Q we filed under the Securities Exchange Act was accumulated and communicated to our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Rather, the restatements resulted from reconsideration in connection with preparing responses to a comment letter that we received from the Securities and Exchange Commission in relation to its review of our registration statement on Form S-1 filed on October 3, 2005 of a decision made by management to record certain amounts charged to deferred financing costs and credited to additional paid-in capital under generally accepted accounting principles. Our chief executive officer and chief financial officer did not find that management's subsequent decisions, that its prior recording of amounts charged to deferred financing costs and credited to additional paid-in capital were not in accordance with generally accepted accounting principles, raise any question about whether our disclosure controls and procedures were effective to ensure that required information was disclosed to them as appropriate to allow timely decisions regarding required disclosure. Therefore, based on that review, our chief executive officer and our chief financial officer determined that their prior conclusions, that our disclosure controls and procedures were effective as of September 27, 2005, had not changed.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with our first quarter fiscal 2006 review, we identified issues arising in connection with a change in our accounting staff during such period regarding the timing and related processing of cash receipts and allocation of costs associated with our contract and billing procedures and have or are in the process of implementing the following measures:

      o We have modified our calendar quarterly period end dates in our computer system to correspond with our actual quarterly period ending dates in order to enhance the accurate and timely processing of our cash receipts for each quarterly report. We have also emphasized to our accounting staff that they need to record transactions on the dates that they occur instead of batching such transactions for processing at the end of one of our monthly, quarterly or annual periods.
      o We are in the process of modifying the way in which we allocate our costs to specific projects in an effort to more precisely record our project costs.

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

                           PART 2 - OTHER INFORMATION
                           --------------------------
ITEM 1.  LEGAL PROCEEDINGS
         -----------------

On April 16, 2002, Richard S. Fischbein and Mimi Fischbein commenced an action against us and Michael O'Reilly, our CEO, in the Supreme Court of the State of New York, County of New York, claiming that they are entitled to approximately $4,400,000 of damages relating to alleged breaches of a contract for a residential construction project. On May 7, 2002, we filed an answer denying the plaintiffs' claims and seeking approximately $45,418 in a counterclaim for uncollected accounts. We believed that we had meritorious defenses and that the likelihood of an unfavorable outcome was remote. On November 1, 2005, we settled this matter by agreeing to pay $60,000 to the plaintiffs in six equal monthly installments beginning December 1, 2005.

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

We are a plaintiff in approximately 20 lawsuits claiming an aggregate of approximately $5,000,000 pursuant to which we are seeking to collect amounts we believe are owed to us by customers that are included in our accounts receivable, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

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

ITEM 6.  EXHIBITS
         --------

         The following exhibits are included as part of this report:

         10.1 Employment Agreement, dated June 30, 2005, between Windswept and Michael O'Reilly. (Incorporated by reference to Exhibit
                  10.15 of Windswept's Current Report on Form 8-K (Date of
                  Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.2 Option to purchase 15,464,964 shares of common stock dated June 30, 2005, issued by Windswept to Michael O'Reilly. (Incorporated by reference to Exhibit 10.6 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.3 Amendment No. 1 to the Account Receivable Finance Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.19 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.4 Securities Purchase Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.5 Funds Escrow Agreement, dated June 30, 2005, by and among Windswept, Laurus and Loeb & Loeb LLP, as escrow agent. (Incorporated by reference to Exhibit 10.24 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.6 $5,000,000 Secured Convertible Term Note, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.2 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.7 $5,350,000 Amended and Restated Secured Convertible Term Note, dated July 13, 2005, issued by Windswept to Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: July 13, 2005) filed with the SEC on July 13, 2005).
         10.8 $6,000,000 Amended and Restated Secured Convertible Term Note, dated September 9, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of Report: September 9, 2005) filed with the SEC on September 15, 2005.
         10.9 $7,350,000 Amended and Restated Secured Convertible Term Note, dated October 6, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: October 6, 2005) filed with the SEC on October 6, 2005).
         10.10 Option, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.3 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.11 Common Stock Purchase Warrant, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit
                  10.4 of Windswept's Current Report on Form 8-K (Date of
                  Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.12 Master Security Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds Environmental Restoration Inc. ("Trade-Winds"), North Atlantic Laboratories, Inc. ("North Atlantic") and Laurus. (Incorporated by reference to Exhibit
                  10.5 of Windswept's Current Report on Form 8-K (Date of
                  Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.13 Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Dr. Kevin Phillips. (Incorporated by reference to Exhibit 10.7 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.14 Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Gary Molnar. (Incorporated by reference to Exhibit 10.8 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.15 Forbearance and Deferral Agreement, dated June 30, 2005, by and among Windswept, Michael O'Reilly, the Series A Convertible Preferred Stockholders and Laurus. (Incorporated by reference to Exhibit 10.9 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.16 Transition Services Agreement, dated June 30, 2005, by and between Spotless Plastics (USA) and Windswept. (Incorporated by reference to Exhibit 10.10 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.17 Bonding Support Letter from Michael O'Reilly to Windswept and Laurus. (Incorporated by reference to Exhibit 10.11 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

         10.18 Registration Rights Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.12 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.19 Stock Pledge Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds, North Atlantic and Laurus. (Incorporated by reference to Exhibit 10.13 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.20 Subsidiary Guaranty, dated the June 30, 2005, from Trade-Winds and North Atlantic to Laurus Registration Rights Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.14 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.21 Secured Promissory Note, dated June 30, 2005, issued by Windswept to Spotless in the principal amount of $500,000. (Incorporated by reference to Exhibit 10.25 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.22 Security Agreement, dated June 30, 2005, between North Atlantic and Spotless. (Incorporated by reference to Exhibit
                  10.18 of Windswept's Current Report on Form 8-K (Date of
                  Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.23 Security Agreement, dated June 30, 2005, between Windswept and Spotless Plastics (USA) Inc. (Incorporated by reference to
                  Exhibit 10.16 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.24 Security Agreement, dated June 30, 2005, between Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.17 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.25 Subordination Agreement, dated June 30, 2005, by and between Spotless and Laurus, acknowledged by Windswept. (Incorporated by reference to Exhibit 10.26 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.26 Account Receivable Sale Agreement, dated June 30, 2005, by and among Spotless, Windswept and TradeWinds. (Incorporated by reference to Exhibit 10.27 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.27 Termination Agreement, dated June 30, 2005, by and between Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.20 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.28 Termination Agreement, dated June 30, 2005, by and between North Atlantic and Spotless. (Incorporated by reference to Exhibit 10.21 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.29 Termination Agreement, dated June 30, 2005, by and between Windswept and Spotless. (Incorporated by reference to Exhibit
                  10.22 of Windswept's Current Report on Form 8-K (Date of
                  Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.30 Release, dated June 30, 2005, by and among Windswept, Spotless, Peter Wilson, John Bongiorno, Ronald Evans, Charles
                  L. Kelly, Jr., Brian Blythe and Joseph Murphy. (Incorporated by reference to Exhibit 10.23 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).
         10.31 Lease Agreement dated September 2, 2005 between Trade-Winds and Alberta Bentily. (Incorporated by reference to Exhibit
                  10.01 of Windswept's Current Report on Form 8-K (Date of
                  Report: September 1, 2005) filed with the SEC on September 8,
                  2005).
         10.32 Lease Agreement dated September 8, 2005 between Trade-Winds and Mark J. Anderson (Incorporated by reference to Exhibit
                  10.48 of Windswept's Annual Report Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3,
                  2005).
         10.33 Amendment and Deferral Agreement, dated November 10, 2005, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: November 10, 2005) filed with the SEC on November 14, 2005).
         31.1 Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a).
         31.2     Certification of Chief Financial Officer pursuant to Section
                  302(a).
         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WINDSWEPT ENVIRONMENTAL GROUP, INC.



Date: February 3, 2006           By:  /s/ Michael O'Reilly
                                     -------------------------------------------
                                     MICHAEL O'REILLY
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: February 3, 2006           By:  /s/ Andrew C. Lunetta
                                     -------------------------------------------
                                     ANDREW C. LUNETTA
                                     Chief Financial Officer
                                     (Principal Financial Officer)