Form 10-Q
period 2005-12-27
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2006-02-08
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 27, 2005,

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                             ---                   ---                       ---

     Indicate by check mark whether the registrant is an accelerated filer (as
     defined in Rule 12b-2 of the Exchange Act.)     Yes         No   X
                                                          ---        ---

     Indicate by check mark whether the registrant is a shell company (as
     defined in Rule 12b-2 of the Exchange Act.)     Yes         No   X
                                                          ---        ---

     The number of shares of Common Stock, par value $.0001, outstanding on January 27, 2006 was 33,571,215.

                         PART 1 - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS
                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 27, 2005 AND JUNE 28, 2005

                                                                                                   December 27,        June 28,
                                                                                                       2005              2005
                                                                                                  --------------    --------------
                                                                                                    (unaudited)        (restated)
  ASSETS:

  CURRENT ASSETS:
     Cash                                                                                         $   2,494,266     $     512,711
     Accounts receivable, net of allowance for doubtful accounts of $2,757,831 and $1,507,831,
        respectively                                                                                 13,182,621         6,755,338
     Inventory                                                                                          202,950           146,079
     Costs and estimated earnings in excess of billings on uncompleted contracts                        215,997            30,466
     Prepaid expenses and other current assets                                                          394,773            47,253
                                                                                                  --------------    --------------
     Total current assets                                                                            16,490,607         7,491,847
                                                                                                  --------------    --------------

  PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $6,739,039
     and $6,386,731, respectively                                                                     2,986,156         2,242,645
                                                                                                  --------------     -------------
  OTHER ASSETS
     Deferred financing costs                                                                         2,966,840                 -
     Other                                                                                              170,000           322,046
                                                                                                  --------------    --------------
     Total other assets                                                                               3,136,840           322,046
                                                                                                  --------------    --------------

  TOTAL                                                                                           $  22,613,603     $  10,056,538
                                                                                                  ==============    ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

  CURRENT LIABILITIES:
     Accounts payable                                                                             $   1,985,409     $   1,174,840
     Liability for repurchased accounts receivable                                                      189,197                 -
     Accrued expenses                                                                                 1,575,391         1,611,256
     Secured note payable to a related party                                                                  -         5,000,000
     Current portion of secured convertible note payable                                                413,234                 -
     Billings in excess of cost and estimated earnings on uncompleted contracts                          62,350            83,316
     Accrued payroll and related fringe benefits                                                        520,715           528,867
     Current maturities of long-term debt                                                               207,805           169,612
     Income taxes payable                                                                             4,140,361           138,579
     Other current liabilities                                                                          686,809           489,468
                                                                                                  --------------    --------------
     Total current liabilities                                                                        9,781,271         9,195,938
                                                                                                  --------------    --------------

  LONG-TERM DEBT:
     Secured convertible note payable                                                                   813,249                 -
     Secured note payable                                                                               500,000                 -
     Other                                                                                              216,118           197,400
                                                                                                  --------------    --------------
        Total long-term debt                                                                          1,529,367           197,400
                                                                                                  --------------    --------------

  COMMITMENTS AND CONTINGENCIES

     Redeemable Common Stock                                                                                  -            76,089
                                                                                                  --------------    --------------

  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
     authorized and outstanding at December 27, 2005 and June 28, 2005                                1,300,000         1,300,000
                                                                                                  --------------    --------------

  STOCKHOLDERS' EQUITY (DEFICIT):
     Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares outstanding                 -                 -
     Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares
       outstanding at December 27, 2005 and June 28, 2005                                                     -                 -
     Common stock, $.0001 par value; 150,000,000 shares authorized; 33,755,620 shares
        outstanding at December 27, 2005 and 77,936,358 shares outstanding at June 28, 2005.              3,375             7,794
     Additional paid-in-capital                                                                      42,789,570        33,944,017
     Accumulated deficit                                                                            (32,789,980)      (34,664,700)
                                                                                                  --------------    --------------
     Total stockholders' equity (deficit)                                                            10,002,965          (712,889)
                                                                                                  --------------    --------------

  TOTAL                                                                                           $  22,613,603     $  10,056,538
                                                                                                  ==============    ==============

  See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                           --------------------------------    --------------------------------
                                                            December 27,      December 28,      December 27,       December 28,
                                                                2005              2004              2005               2004
                                                           --------------    --------------    --------------    --------------
    Revenues                                               $  17,714,342     $   7,359,279     $  22,878,681     $  12,837,785

    Cost of revenues                                           8,190,707         4,369,867        12,575,980         8,731,991
                                                           --------------    --------------    --------------    --------------

    Gross profit                                               9,523,635         2,989,412        10,302,701         4,105,794
                                                           --------------    --------------    --------------    --------------

    Operating expenses (income):
    Selling, general and administrative expenses               2,503,303         1,502,846         4,009,705         2,735,450
                                                           --------------    --------------    --------------    --------------
    Income from operations                                     7,020,332         1,486,566         6,292,996         1,370,344
                                                           --------------    --------------    --------------    --------------

    Other expense (income):
       Interest expense                                          664,575            55,352         1,228,410           266,456
       Other expense (income), net                                   457             (755)            22,510            (1,322)
                                                           --------------    --------------    --------------    --------------
       Total other expense (income)                              665,032            54,597         1,250,920           265,134
                                                           --------------    --------------    --------------    --------------

    Income before provision for income taxes                   6,355,300         1,431,969         5,042,076         1,105,210

    Provision for income taxes                                 3,159,138            43,659         3,167,356            46,248
                                                           --------------    --------------    --------------    --------------

    Net income                                                 3,196,162         1,388,310         1,874,720         1,058,962

    Dividends on preferred stock                                  19,500            19,500            39,000            39,000
                                                           --------------    --------------    --------------    --------------

    Net income attributable to common
       shareholders                                        $   3,176,662     $   1,368,810     $   1,835,720     $   1,019,962
                                                           ==============    ==============    ==============    ==============

    Basic and diluted net income per common share:
    Basic                                                         $0.09             $0.02             $0.05             $0.01
                                                                  ======            ======            ======            ======
    Diluted                                                       $0.02             $0.02             $0.01             $0.01
                                                                  ======            ======            ======            ======

    Weighted average number of common shares outstanding:
    Basic                                                     33,755,620        77,936,358        33,593,275        77,936,358
                                                           ==============    ==============    ==============    ==============
    Diluted                                                  184,368,852        77,961,149       184,206,507        77,980,720
                                                           ==============    ==============    ==============    ==============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                         Common Stock
                                                         ------------            Additional
                                                    Number of                      Paid-in       Accumulated
                                                     Shares        Par Value       Capital         Deficit           Total
                                                     ------        ---------       -------         -------           -----
Balance at June 28, 2005                          77,936,358         $7,794     $33,944,017      $(34,664,700)    $  (712,889)

Laurus Financing:
             Allocation of proceeds to warrants
             and options                                                          2,200,927                         2,200,927

             Allocation of proceeds to
             beneficial conversion feature                                        2,200,927                         2,200,927

             Assumed exercise of shares
             available for nominal
             consideration, including partial
             actual exercise to purchase           1,684,405            168             (18)                              150
             1,500,000 shares

             Allocation of proceeds to
             beneficial conversion feature on
             second increase of financing                                            38,889                            38,889

             Allocation of proceeds to
             beneficial conversion feature on
             third increase of financing                                            650,000                           650,000

             Allocation of proceeds to
             beneficial conversion feature on                                     1,350,000                         1,350,000
             fourth increase of financing
Spotless Transactions:
             Cancellation of Spotless shares,
             net of shares sold to Michael       (45,865,143)        (4,587)          4,587                                 0
             O'Reilly

             Early extinguishment of Spotless
             Note, accrued interest and
             administrative fees (net of tax
             effect of $731,640)                                                  1,230,228                         1,230,228

             Additional taxes attributable to
             cancellation of Spotless debt                                         (107,434)                         (107,434)

             Surrender of Redemption Right with
             respect to Common Stock                                                 76,089                            76,089
             Value of Spotless shares sold to
             Michael O'Reilly less consideration                                  1,195,708                         1,195,708

Options granted to preferred stockholders for
forbearance of mandatory redemption and
dividends                                                                            44,650                            44,650

Dividends on Series A preferred stock                                               (39,000)                          (39,000)

Net income                                                 -              -               -         1,874,720       1,874,720
                                                 ------------        -------    ------------     -------------    ------------

Balance at December 27, 2005                      33,755,620         $3,375     $42,789,570      $(32,789,980)    $10,002,965
                                                 ============        =======    ============     =============    ============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     Twenty-Six Weeks Ended
                                                                                              --------------------------------
                                                                                               December 27,      December 28,
                                                                                                   2005              2004
                                                                                              --------------    --------------
                                                                                               (unaudited)        (unaudited)
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                             $   1,874,720     $   1,058,962
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                             352,308           331,053
          Provision for doubtful accounts, net                                                    1,250,000           711,594
          Amortization of deferred financing cost                                                   587,690                 -
          Amortization of beneficial conversion                                                     317,216                 -
       Changes in operating assets and liabilities:
          Accounts receivable                                                                    (7,488,086)       (4,175,461)
          Inventory                                                                                 (56,871)           31,889
          Costs and estimated earnings in excess of billings on uncompleted contracts              (185,531)           48,003
          Income tax refund                                                                               -           641,795
          Prepaid expenses and other current assets                                                (347,520)           50,908
          Other assets                                                                              152,046            28,000
          Accounts payable and accrued expenses                                                     886,573         1,379,494
          Accrued payroll and related fringe benefits                                                (8,152)          (19,326)
          Income tax payable                                                                      3,140,989                 -
          Other current liabilities                                                                 133,532           613,807
          Billings in excess of costs and estimated earnings on uncompleted contracts               (20,966)         (227,430)
                                                                                              --------------    --------------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       587,948           473,288
                                                                                              --------------    --------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                                         (938,756)          (56,011)
                                                                                              --------------    --------------
    NET CASH USED IN INVESTING ACTIVITIES                                                          (938,756)          (56,011)
                                                                                              --------------    --------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments of long-term debt                                                        (100,152)         (134,508)
       Proceeds from long-term debt                                                                 157,063                 -
       Exercise of stock options                                                                        150                 -
       Payments for deferred financing costs                                                     (2,312,830)                -
       Repayment of secured note payable to a related party                                      (2,761,868)                -
       Proceeds from secured notes payable                                                        7,350,000                 -
                                                                                              --------------    --------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           2,332,363          (134,508)
                                                                                              --------------    --------------

    NET INCREASE IN CASH                                                                          1,981,555           282,769

    CASH - BEGINNING OF PERIOD                                                                      512,711            63,562
                                                                                              --------------    --------------

    CASH - END OF PERIOD                                                                      $   2,494,266     $     346,331
                                                                                              ==============    ==============

    Cash paid during the period for:
       Interest                                                                               $       91,477    $     190,098
                                                                                              ===============   ==============
       Income taxes                                                                           $            -    $       2,250
                                                                                              ===============   ==============

    SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
       Financing cost related to beneficial conversion value of secured note                  $    4,239,816    $           -
                                                                                              ===============   ==============
       Capitalized gain on extinguishment of secured note payable - related party             $    1,122,794    $           -
                                                                                              ===============   ==============
       Financing cost related to warrant and options                                          $    2,200,927    $           -
                                                                                              ===============   ==============
       Capitalized cancellation of put right relating to redeemable common stock              $       76,089    $           -
                                                                                              ===============   ==============
       Property and equipment acquired through financing                                      $      157,063    $           -
                                                                                              ===============   ==============
       Financing cost related to guaranties of CEO remunerated through sale of discounted
          shares                                                                              $    1,195,708    $           -
                                                                                              ===============   ==============
       Financing cost related to issuance of options to preferred stockholders                $       44,650    $           -
                                                                                              ===============   ==============
       Account receivable repurchased in connection with refinancing                          $      189,197    $           -
                                                                                              ===============   ==============

    See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its subsidiaries, Trade-Winds Environmental Restoration, Inc. ("Trade-Winds") and North Atlantic Laboratories, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of December 27, 2005, the results of operations for the thirteen and twenty-six weeks ended December 27, 2005 and December 28, 2004 and cash flows for the twenty-six weeks ended December 27, 2005 and December
         28, 2004, have been included. Certain prior period amounts have been reclassified to conform to the December 27, 2005 presentation.

         The results for the thirteen and twenty-six weeks ended December 27, 2005 and December 28, 2004 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 28, 2005, as amended.

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

2. STOCK-BASED COMPENSATION - The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25", issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123."

         The following table illustrates the effect on net (loss) income attributable to common shareholders and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                                  Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                            --------------------------------    --------------------------------
                                              December 27,     December 28,      December 27,     December 28,
                                                  2005             2004              2005              2004
                                            --------------    --------------    --------------    --------------
             Net income attributable to
                 common shareholders
                 as reported                $   3,176,662     $   1,368,810     $   1,835,720     $   1,019,962
             Less: Stock-based
                 employee compensation
                 cost determined under
                 the fair value method,
                 net of related tax                56,250            25,935           112,500            51,870
                 effects
                                            --------------    --------------    --------------    --------------
             Pro forma net income
                 attributable to common
                 shareholders               $    3,120,412   $    1,342,875     $   1,723,220     $    968,092
                                            ===============  ===============    ==============    =============

             Net income per share:
                Basic - as reported                  $0.09             $.02             $0.05             $.01
                                                     ======            =====            ======            =====
                Basic - pro forma                    $0.09             $.02             $0.05             $.01
                                                     ======            =====            ======            =====
                Diluted - as reported                $0.08             $.02             $0.05             $.01
                                                     ======            =====            ======            =====
                Diluted - pro forma                  $0.02             $.02             $0.01             $.01
                                                     ======            =====            ======            =====

3. NET INCOME PER COMMON SHARE -The calculation of basic and diluted net (loss) income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

              The following table sets forth the computation of the basic and diluted net income per share for the thirteen and twenty-six weeks ended December 27, 2005 and December 28, 2004, respectively:

                                                   Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                            --------------------------------    --------------------------------
                                             December 27,      December 28,     December 27,        December 28,
                                                 2005              2004             2005               2004
                                            --------------    --------------    --------------    --------------
            Numerator:
             Net income attributable to
                common shareholders         $   3,176,662     $   1,368,810     $   1,835,720     $   1,019,962

             Plus:
                Series A Preferred
                   Stock Dividends                 19,500                 -            39,000                 -
                Interest on Convertible
                   Debt                           168,491                 -           289,656                 -
                                            --------------    --------------    --------------    --------------
             Net Income Attributable to
                common shareholders
                and Assumed Conversion      $   3,364,653     $   1,368,810     $   2,164,376     $   1,019,962
                                            ==============    ==============    ==============    ==============
             Denominator:
                Share reconciliation:
                Shares used for basic
                   income per share            33,755,620        77,936,358        33,593,275        77,936,358
                Effect of dilutive items:
                   Stock options/warrants      56,101,565            24,791        56,101,565            44,362
                Convertible Debt               81,666,667                 -        81,666,667                 -
                Interest on
                   Convertible Debt            11,545,000                 -        11,545,000                 -
                Series A Convertible
                   Preferred Stock              1,300,000                 -         1,300,000                 -
                                            --------------    --------------    --------------    --------------
                Shares used for dilutive
                    income per share          184,368,852        77,961,149       184,206,507        77,980,720
                                            ==============    ==============    ==============    ==============
             Net income per share:
                  Basic                              $.09              $.02              $.05              $.01
                  Diluted                            $.02              $.02              $.01              $.01

              The dilutive net income per share computations for the thirteen and twenty-six week periods ended December 27, 2005 assume an increase in the authorized capital of the Company sufficient to accomodate the full exercise of and conversion of outstanding options, warrants and the Laurus Note.

              The dilutive net income per share computations for the thirteen and twenty-six week periods ended December 27, 2005 exclude 1,700,000 and 1,700,000 shares, respectively, related to stock options because the effect of including them would be anti-dilutive. The dilutive net income per share computations for the thirteen week and twenty-six week periods ended December 28, 2004 exclude 3,910,309 and 3,710,309 shares, respectively, related to stock options and warrants because the effect of including them would be anti-dilutive. For the periods ended December 28, 2004, 1,300,000 shares of common stock issuable upon the exercise of the Series A Redeemable Convertible Preferred Stock were excluded from diluted earnings per share because the effect of including them would be anti-dilutive.

4. PROVISION FOR INCOME TAXES - The provision for income taxes for the thirteen and twenty-six weeks ended December 27, 2005 and December 28, 2004 consists of the following:

                   Thirteen Weeks Ended Twenty-Six Weeks Ended
                           --------------------------------    --------------------------------
                            December 27,      December 28,      December 27,      December 28,
                                2005              2004              2005              2004
                           --------------    --------------    --------------    --------------
Federal - current          $   2,235,624     $      41,070     $   2,235,624     $      41,070
State - current                  923,514             2,589           931,732             5,178
                           --------------    --------------    --------------    --------------
Total                      $   3,159,138     $      43,659     $   3,167,356     $      46,248
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

              In April 2003, the Company commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. As of June 28, 2005, the Company recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. The Company has not recognized the revenue associated with its claim because the amount thereof is not presently reliably estimable. The project has been completed and the customer has refused to acknowledge its liability for these additional charges billed. On October 22, 2004, the Company commenced an action against a local utility company in the New York State Supreme Court, County of New York, claiming that it is entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, the local utility company filed an answer, denying its claims. The case is currently in pre-trial discovery.

              The Company is a plaintiff in approximately 18 lawsuits, including those described above, claiming an aggregate of approximately $5,000,000 pursuant to which it is seeking to collect amounts it believes owed to it by customers that are included in its accounts receivable, primarily with respect to changed work orders or other modifications to its scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

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

              On June 30, 2005, the Company entered into a financing transaction with Laurus Master Fund, Ltd. pursuant to the terms of a securities purchase agreement, as amended, and related documents. Under the terms of the financing transaction, the Company issued to Laurus:

              o pursuant to the terms of a secured convertible term note, dated June 30, 2005, a three-year note in the principal amount of $5,000,000. The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not less than 0%) for every 25% increase in the Market Price (as defined therein) of the Company's common stock above the fixed conversion price of $.09 following the effective date(s) of the registration statement or registration statements covering the shares of the Company's common stock underlying the Note and the warrant issued to Laurus;
              o pursuant to the terms of an Option Agreement, dated June 30, 2005, a twenty-year option to originally purchase 30,395,179 shares of the Company's common stock at a purchase price of $0.0001 per share; and
              o pursuant to the terms of a Common Stock Purchase Warrant, dated June 30, 2005 a seven-year common stock purchase warrant to purchase 13,750,000 shares of the Company's common stock at a purchase price of $.10 per share.

              After consummating the transaction on June 30, 2005 and prior to December 27, 2005, Laurus subsequently provided additional financing to the Company on the same terms and conditions as follows:

              o On July 13, 2005, Laurus loaned the Company an additional $350,000, and the Company amended and restated the Note, to be in the principal amount of $5,350,000. The shares issuable upon conversion of the face value of this amended and restated Note had a beneficial conversion feature valued at $38,889 and was allocated to additional paid-in capital. The remaining $311,111 was added to the carrying value of the Note on the Company's balance sheet.
              o On September 9, 2005, Laurus loaned the Company an additional $650,000, and the Company further amended and restated the Note to be in the principal amount of $6,000,000. The shares issuable upon conversion of the additional face value of this amended and restated Note had a beneficial conversion feature amounting to $650,000, which was allocated to additional paid-in capital. As a result, the carrying value thereof was $0.
              o On October 6, 2005, Laurus loaned the Company an additional $1,350,000, and the Company further amended and restated the Note to be in the principal amount of $7,350,000. The shares issuable upon conversion of the additional face value of this amended and restated Note had a beneficial conversion feature amounting to $1,350,000, which was allocated to additional paid-in capital. As a result, the carrying value thereof of $0. (unaudited)

              The Note, in the principal amount of $6,890,625 as of February 2, 2006, is the only note issued to Laurus by the Company that is currently outstanding. Principal repayments were due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $495,375 were deferred until June 30, 2008. Interest is payable monthly and started to accrue on August 1, 2005.

              In conjunction with the Laurus transactions, the Company entered into a registration rights agreement, as amended, which obligated it, among other things, to file its initial registration statement on Form S-1 with the SEC on or before November 22, 2005 or be subject to a liquidated damages claim. Laurus waived the liquidated damages accruing on November 23, 2005 and granted an extension until March 1, 2006, during which time no liquidated damage claims will be assessed.

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

              In addition, the Company issued a ten-year option exercisable at $.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of common stock in connection with his:

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

              As of December 27, 2005, the Company has paid an aggregate of $70,000 to the series A convertible preferred stockholders for the payments due June 30, 2005 and September 30, 2005.

              On June 30, 2005, Michael O'Reilly and the series A convertible preferred stock stockholders, including Dr. Kevin Phillips, who is a director, agreed, pursuant to a forbearance and deferral agreement to which the Company is a party, to propose and vote in favor of an amendment to the Company's Certificate of Incorporation in order to accommodate the full issuance of the shares of its common stock underlying the Note, the option and warrant the Company issued to Laurus at the Company's next annual shareholders meeting to be held by March 1, 2006. In addition, Mr. O'Reilly, the series A convertible preferred stock stockholders and Anthony P. Towell, a director, entered into lock-up agreements with Laurus that prohibit a disposition of their shares of common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the note the Company issued to Laurus or (b) June 30, 2010. On December 6, 2004, the Company issued a ten-year option exercisable at $0.035 per share to Dr. Kevin Phillips to purchase 100,000 shares under its 2001 Equity Incentive Plan in connection with his service as a director of the Company.

                      As a result of these transactions, the Company has
              recorded deferred financing costs as follows:

                                 ITEM                                AMOUNT
                      Transactional, insurance costs
                        and professional fees                      $2,314,172
                      Deemed cost to the Company
                        of the 15,469,964 shares of
                        common stock sold by Spotless
                        to the Company's president and
                        CEO                                         1,195,708
                      Options granted to preferred
                        stockholders for forbearance of
                        mandatory redemption and other
                        rights                                         44,650
                                                                  ------------
                      Balance                                       3,554,530

                      Amortization of deferred
                        financing cost for the twenty-six
                        weeks ended
                        December 27, 2005                             587,690
                                                                  ------------
                      Total deferred financing costs              $ 2,966,840
                                                                  ------------

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

     7. SUBSEQUENT EVENTS - On January 13, 2006, Laurus agreed to (a) postpone the date by which the Company must have the Form S-1 declared effective until March 1, 2006 and (b) postpone the date by which the Company must increase its authorized capital from January 31, 2006 until March 1, 2006.

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

     Our revenues are derived primarily from providing emergency response, remediation and disaster restoration services to new and repeat customers on time and materials basis or pursuant to fixed-price contracts, including in connection with sudden catastrophes, such as in connection with the services that we are providing in the aftermath of Hurricanes Katrina and Wilma. In the thirteen and twenty-six week periods ended December 27, 2005 and fiscal 2005, substantially all of our revenues were derived from time and materials contracts. Under our fixed-price contracts, we assess the scope of work to be done and contract to perform a specified scope of work for a fixed price, subject to adjustment for work outside such scope of work, upon prior approval by our customers. Because most of our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of our projects are performed on a time and materials basis. Under our time and materials contracts, we charge our customers for labor, equipment usage, allocated overhead and a markup relating thereto. Our cost of revenues consists primarily of labor and labor-related costs, insurance, benefits and insurance, travel and entertainment repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, legal fees, sales salaries, marketing and consulting.

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

     Because some of these are relatively new changes, no assurances can be given that they will be successful in improving our collections and cash flows. Further, approximately 4% of our current projects are performed under procedures that predate these improvements.

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

     On June 30, 2005, we issued to Laurus a three-year secured convertible term note in the principal amount of $5,000,000. Subsequently, Laurus loaned us an additional $2,350,000, and we amended and restated the note accordingly. As of February 2, 2006, the principal amount of the Laurus note outstanding equaled $6,890,625. On November 10, 2005, Laurus agreed to defer the principal monthly payments due in November and December 2005 in the aggregate amount of $495,375 until June 30, 2008, the maturity date of the Laurus note, in order to facilitate financing of our gulf coast and Florida operations.

     We currently are engaged on various projects within our customary scope of services for private sector commercial and residential customers in the gulf coast and Florida regions. Under time and materials contracts or other arrangements, we have billed in excess of $9.8 million of work that we have completed in connection with these projects through January 31, 2006. We have also billed in excess of $8.9 million for projects in these areas that are still in progress. As of January 1, 2006 we have billed an aggregate of over $20 million of time and materials projects during our fiscal 2006. Management believes that we will be engaged to perform additional projects in this region in the near term; however, no assurance can be given in this regard until contracts relating to these projects have been executed.

     CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal year ended June 28, 2005, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and our unaudited interim consolidated financial statements for our fiscal quarter ended December 27, 2005. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for stock based transactions, contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

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

     Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of June 28, 2005 and December 27, 2005. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that is more likely than not that we will realize all or a portion of our deferred tax assets, we record the estimated net realizable value of our deferred tax assets at that time and provide for income taxes at our combined federal and state effective rates.

     RESULTS OF OPERATIONS

     THIRTEEN WEEKS ENDED DECEMBER 27, 2005 AND DECEMBER 28, 2004

     Revenue

     Total revenues for the thirteen weeks ended December 27, 2005 increased by $10,355,063, or 140.7%, to $17,714,342 from $7,359,279 for the thirteen weeks ended December 28, 2004. This increase in revenue was primarily attributable to $14,108,400 of revenues from work relating to Hurricane Katrina and $1,320,769 of revenues from work relating to Hurricane Wilma, and was partially offset by a $573,968 decrease in spill related work.

     Cost of Revenues
     ----------------

     Cost of revenues increased $3,820,840 or 87.4%, to $8,190,707 for the thirteen weeks ended December 27, 2005 as compared to $4,369,867 for the thirteen weeks ended December 28, 2004. This increase was primarily attributable to labor and other costs relating to our work in connection with Hurricanes Katrina and Wilma. Our cost of revenues consists primarily of labor and labor-related costs, payroll taxes, benefits, training, job-related insurance costs, travel and travel-related costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

     Gross Profit
     ------------

     Gross profit increased by $6,534,223, or 218.6%, to $9,523,635, or 53.7%, of total revenues for the thirteen weeks ended December 27, 2005 as compared to $2,989,412, or 40.6%, of total revenues for the thirteen weeks ended December 28, 2004. This increase in gross profit was due primarily to a higher percentage of higher margin equipment usage in connection with our hurricane-related projects.

     Selling, General and Administrative Expenses
     --------------------------------------------

     Selling, general and administrative expenses increased by $1,000,457, or 66.6%, to $2,503,303 for the thirteen weeks ended December 27, 2005 from $1,502,846 for the thirteen weeks ended December 28, 2004 and constituted approximately 14.1% and 20.4% of revenues in such periods, respectively. This increase was primarily attributable to an increased provision of $700,000 to our allowance for doubtful accounts, increased accounting and legal fees of $71,628, and a $15,090 increase in marketing expenses. These were partially offset by a decrease of $25,314 in management fees. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, salaries and related benefits, insurance, marketing and all other office- and administrative-related expenses.

     Benefit Related to Variable Accounting Treatment for Officer Options
     --------------------------------------------------------------------

     Under the terms of a previous employment agreement we entered into and a separate agreement with Spotless, our president and chief executive officer was able to sell to us, or in certain circumstances to Spotless, all shares of our common stock held by him and all shares of our common stock underlying vested options to purchase shares of our common stock held by him upon the occurrence of certain events. Due to the terms of the options, changes in the market price of our common stock, in either direction, resulted in a corresponding expense or benefit. There was no benefit or expense required to be recorded in the thirteen weeks ended December 27, 2005 due to the elimination of this risk on June 30, 2005. There was no benefit or expense required to be recorded in the thirteen weeks ended December 28, 2004 due to the low market price of our common stock.

     Interest Expense
     ----------------

     Interest expense increased by $609,223, or 1,100.6%, to $664,575 for the thirteen weeks ended December 27, 2005 from $55,352 for the thirteen weeks ended December 28, 2004. This increase was primarily due to an increase of $168,491 of interest expense incurred to Laurus, $181,958 of amortization of discounts, and an increase of $296,211 attributable to the amortization of deferred financing costs relating to the Laurus transaction, partially offset by a reduction of $40,620 in interest expense incurred to Spotless.

     Provision for Income Taxes
     --------------------------

     The provision for income taxes for the thirteen weeks ended December 27, 2005 was $3,159,138 as compared to $43,659 for the thirteen weeks ended December 28, 2004. This increase was the result of higher taxable income for the thirteen weeks ended December 27, 2005, primarily attributable to our hurricane-related work in that period.

     Net Income
     ----------

     We generated net income of $3,196,162 and net income attributable to common stockholders of $3,176,662 for the thirteen weeks ended December 27, 2005, as compared to net income of $1,388,310 and net income attributable to common stockholders of $1,368,810 incurred for the thirteen weeks ended December 28, 2004. These changes were the result of the factors discussed above.

     TWENTY-SIX WEEKS ENDED DECEMBER 27, 2005 AND DECEMBER 28, 2004
     --------------------------------------------------------------

     Revenue
     -------

     Total revenues for the twenty-six weeks ended December 27, 2005 increased by $10,040,896, or 78.2%, to $22,878,681 from $12,837,785 for the twenty-six weeks ended December 28, 2004. This increase in revenue was primarily attributable to $15,070,747 of revenues from work relating to Hurricane Katrina and $1,320,769 of revenues from work relating to Hurricane Wilma. This increase was partially offset by a $1,063,799 decrease in spill related work.

     Cost of Revenues
     ----------------

     Cost of revenues increased $3,843,989 or 44.0%, to $12,575,980 for the twenty-six weeks ended December 27, 2005 as compared to $8,731,991 for the twenty-six weeks ended December 28, 2004. This increase was primarily attributable to labor and other costs relating to our work in connection with Hurricanes Katrina and Wilma. Our cost of revenues consists primarily of labor and labor-related costs, payroll taxes, benefits, training, job-related insurance costs, travel and travel-related costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

     Gross Profit
     ------------

     Gross profit increased by $6,196,907, or 150.9%, to $10,302,701, or 45.0%,
     of total revenues for the twenty-six weeks ended December 27, 2005 as compared to $4,105,794, or 32.0%, of total revenues for the twenty-six weeks ended December 28, 2004. This increase in gross profit was due primarily to a higher percentage of higher margin equipment usage in connection with our hurricane-related projects.

     Selling, General and Administrative Expenses
     --------------------------------------------

     Selling, general and administrative expenses increased by $1,274,255, or 46.6%, to $4,009,705 for the twenty-six weeks ended December 27, 2005 from $2,735,450 for the twenty-six weeks ended December 28, 2004 and constituted approximately 17.5% and 21.3% of revenues in such periods, respectively. This increase was primarily attributable to an increased provision of $1,250,000 to our allowance for doubtful accounts, increased accounting and legal fees of $303,726, and a $40,256 increase in marketing expenses. These were partially offset by a decrease of $114,316 in consulting fees. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, salaries and related benefits, insurance, marketing and all other office- and administrative-related expenses.

     Benefit Related to Variable Accounting Treatment for Officer Options
     --------------------------------------------------------------------

     Under the terms of a previous employment agreement we entered into and a separate agreement with Spotless, our president and chief executive officer was able to sell to us, or in certain circumstances to Spotless, all shares of our common stock held by him and all shares of our common stock underlying vested options to purchase shares of our common stock held by him upon the occurrence of certain events. Due to the terms of the options, changes in the market price of our common stock, in either direction, resulted in a corresponding expense or benefit. There was no benefit or expense required to be recorded in the twenty-six weeks ended December 27, 2005 due to the elimination of this risk on June 30, 2005. There was no benefit or expense required to be recorded in the twenty-six weeks ended December 28, 2004 due to the low market price of our common stock.

     Interest Expense
     ----------------

     Interest expense increased by $961,954, or 361.0%, to $1,228,410 for the twenty-six weeks ended December 27, 2005 from $266,456 for the thirteen weeks ended December 28, 2004. This increase was primarily due to an increase of $289,656 of interest expense incurred to Laurus, $317,216 of amortization of discounts, and an increase of $587,690 attributable to the amortization of deferred financing costs relating to the Laurus transaction, partially offset by a reduction of $226,021 in interest expense incurred to Spotless, including a decrease of $145,846 in interest expense recognized in connection with sales of accounts receivable to Spotless because there were no such sales in the twenty-six week period ended December 27, 2005.

     Provision for Income Taxes
     --------------------------

     The provision for income taxes for the twenty-six weeks ended December 27, 2005 was $3,167,356 as compared to $46,248 for the twenty-six weeks ended December 28, 2004. This increase was the result of higher taxable income for the twenty-six weeks ended December 27, 2005, primarily attributable to hurricane-related work in that period.

     Net Income
     ----------

     We generated net income of $1,874,720 and net income attributable to common stockholders of $1,835,720, for the twenty-six weeks ended December 27, 2005, as compared to net income of $1,058,962 and net income attributable to common stockholders of $1,019,962 incurred for the twenty-six weeks ended December 28, 2004. These changes were the result of the factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 27, 2005, we had a cash balance of $2,494,266, working capital of $6,079,337 and stockholders' equity of $10,002,965. As of September 27, 2005, we had a cash balance of $147,493, working capital of $1,845,015 and stockholders' equity of $5,583,738. As of June 28, 2005, we had a cash balance of $512,711, a working capital deficit of ($1,704,091) and a stockholders' deficit of ($712,889). As of June 29, 2004, we had cash balances of $63,562, a working capital deficit of ($2,103,971) and stockholders' deficit of ($787,955). We generated a net profit of $1,874,720, a net profit of $53,066 and a net loss of ($3,535,334) for our fiscal quarter ended December 27, 2005 and our fiscal years ended June 28, 2005 and June 29, 2004, respectively.

     Net cash provided by operating activities was $587,948 for the twenty-six weeks ended December 27, 2005, as compared to the net cash provided by operations of $473,288 for the twenty-six weeks ended December 28, 2004. Accounts receivable increased by $4,233,848, or 36.8%, as of December 27, 2005 to $15,751,255, from $11,517,407 as of December 28, 2004, primarily as a result of work performed in connection with Hurricanes Katrina and Wilma. Accounts payable and accrued expenses decreased by $1,156,854, or 24.0%, as of December 27, 2005 to $3,672,669, from $4,829,523 as of December 28,
     2004, primarily as a result of accelerated payments to our venders as a result of our favorable cash position. Net cash provided by financing activities for the twenty-six weeks ended December 27, 2005 was $2,332,363, as compared to cash used by financing activities of $134,508 for the twenty-six weeks ended December 28, 2004, primarily as a direct result of $7,350,000 received in connection with our borrowings from Laurus, the proceeds of which borrowings were used to pay related transaction and other expenses in the amount of $2,314,172 and repay indebtedness to Spotless in the amount of $2,650,000. These transactions resulted in a net increase of $2,350,000 in borrowings and the cancellation of $1,230,228 of our previous secured note payable to Spotless. The balance of the proceeds, in the amount of $2,053,011, was used to fund working capital and our initial Hurricane Katrina mobilization costs. Financing activities for the twenty-six weeks ended December 28, 2004 used net cash of $134,508 for long-term debt repayment.

     Cash used for capital expenditures increased to $938,756, during the twenty-six weeks ended December 27, 2005, as compared to $56,011 for the twenty-six weeks ended December 28, 2004, due to the cost of equipment purchased to perform the work in the Gulf Coast region. At this time, we do not have any other material commitments or plans for capital expenditures. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, as may be required in connection with rendering our services in the future.

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

     Our future cash requirements are expected to depend on numerous factors, including, but not limited to our ability to:

        o Obtain profitable environmental or related construction contracts. So long as we have sufficient working capital, we anticipate continued revenue growth in new and existing service areas and to continue to bid on large projects, though there can be no assurance that any of our bids will be accepted or that we will have sufficient working capital. We currently are engaged on various projects within our customary scope of services for private sector commercial and residential customers in the gulf coast and Florida regions in connection with the aftermath of Hurricanes Katrina and Wilma. Under time and materials contracts or other arrangements, we have billed in excess of $9.8 million of work that we have completed in connection with these projects through January 31, 2006. We have also billed in excess of $8.9 million for projects in these areas that are still in progress.
              As of January 1, 2006 we have billed an aggregate of over $20 million of time and materials projects during our fiscal 2006. In this connection, we also intend to focus on procuring time and materials contracts, which have historically generated higher gross margins. We also intend to continue our marketing campaign, including radio and newspaper advertising and a public relations program, to inform residents of New Orleans and the surrounding gulf areas about our services. Our management believes that we will be engaged to perform additional projects in this region for the foreseeable future; however, no assurance can be given in this regard until contracts relating to these projects have been executed.
        o Control our selling, general and administrative expenses, which have recently increased in connection with our need to incur labor, operating and equipment expenses in relation to our operations in the gulf coast and Florida regions. In order to control our selling, general and administrative expenses, we have or are in the process of optimizing the efficiency of our support staff through training and enhanced task allocation while reducing unneeded resources and reviewing non-project related expenses in an effort to reduce costs where appropriate while preserving the quality of our service.
        o Raise additional capital or obtain additional financing. Management has preliminarily explored additional funding sources, but has been unable to attract additional debt or equity capital. Laurus indicated to us that it did not intend to provide any additional financing at the time that it loaned an additional $1,350,000 to us in October 2005. In addition, the existence of the Laurus and Spotless security interests may impair our ability to raise additional debt capital. No assurance can be given that we will be able to obtain additional debt or equity capital although our management expects to continue seeking any such favorable opportunities.
        o Generate positive cash flow from operations. We seek to obtain profitable contracts that generate gross profits more than sufficient to pay our expenses. Our plans for our 2006 fiscal year include concentrating our efforts in the gulf coast and Florida regions in connection with the aftermath of Hurricanes Katrina and Wilma and addressing our difficulty with cash collections and slow cash flow.

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

     In an effort to enhance our cash flows from operations, beginning in our 2005 fiscal year, we began implementing and are continuing to implement improvements in our billing and invoicing procedures as follows:

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

     Because some of these are relatively new changes, no assurances can be given that they will be successful in improving our collections and cash flows. Further, approximately 4% of our current projects are performed under procedures that predate these improvements.

     On June 30, 2005, we issued to Laurus Master Fund, Ltd. a three-year secured convertible term note in the principal amount of $5,000,000. Subsequently, Laurus loaned us an additional $2,350,000, and we amended and restated the note accordingly. As of February 2, 2006, the principal amount of the Note, as a result of repayments, outstanding equaled $6,890,625. On November 10, 2005, Laurus agreed to defer the principal monthly payments due in November and December 2005 in the aggregate amount of $495,375 until June 30, 2008, the maturity date of the Note.

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

     Under the terms of the Note, which matures on June 30, 2008, we are required to make monthly repayments of principal, on the first of each month, to Laurus in the amount of $229,687.50, which commended as of January 1, 2006. Principal repayments were originally due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $495,375 have been deferred until June 30, 2008. Interest is payable monthly and started to accrue on August 1, 2005. All required interest payments as of the date of this report have been made. We are required to pay such amounts in shares of our common stock should all of the following conditions be satisfied:

        o the average closing price of our common stock for the five (5) trading days immediately prior each first of the month is equal to or greater than $.10;
        o the amount of the payment then due is not an amount greater than thirty percent (30%) of the aggregate dollar trading volume of the common stock for the period of twenty-two (22) trading days immediately prior to the first of each month;
        o the common stock underlying the Note and the warrant issued to Laurus has been registered under an effective registration statement under the Securities Act of 1933 or is otherwise covered by an exemption from registration for resale pursuant to Rule 144 of the Securities Act of 1933;

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

     Pursuant to the terms of a Registration Rights Agreement, dated June 30, 2005, as amended, we obligated to file a registration statement with the Securities and Exchange Commission registering the resale of shares of our common stock issuable upon a conversion of the Note and upon the exercise of the option and warrant issued to Laurus. We filed the registration statement on October 3, 2005 and are in the process of responding to a comment letter from the Securities and Exchange Commission dated October 31, 2005. If the registration statement is not declared effective by March 1, 2006 by the Securities and Exchange Commission, then we will be required to pay to Laurus the following amounts:

        o 1.5% of the principal outstanding on the Note, for the first thirty days, prorated for partial periods, which equals $3,445 per day based upon the $6,890,625 principal amount of the Note currently outstanding; and
        o 2.0% of the principal outstanding on the Note, for each thirty day period, prorated for partial periods, which equals $4,594 per day.

     The proceeds we received in connection with the financing transaction and subsequent borrowings from Laurus were used to pay the amounts set forth below to the persons or for the purposes set forth below:

         SPOTLESS DEBT

        o     Former majority stockholder and senior secured lender (Spotless), consisting of approximately $2,650,000 in settlement of the
              principal and $100,000 in interest                                      $   2,750,000
                                                                                      --------------

         TRANSACTION EXPENSES

        o     Laurus transaction fee                                                      1,750,000
        o     Laurus Capital Management, LLC management and due diligence fees              262,900
        o     Loeb & Loeb escrow fee                                                          2,000
        o     Insurance premiums                                                             37,500
        o     Legal fees                                                                    146,773
        o     Special committee and advisor fees                                             61,136
        o     Payments to series A preferred stockholders                             $      35,000
                                                                                      --------------

              Sub-total                                                               $   2,295,309
                                                                                      --------------

         OTHER PAYMENTS

        o     Audit fees                                                                     50,000
        o     Insurance premiums                                                            276,711
        o     Initial Hurricane Katrina mobilization costs                                  238,173
        o     Working capital                                                             1,739,807
                                                                                      --------------

              Sub-total                                                               $   2,304,691
                                                                                      --------------

         TOTAL                                                                        $   7,350,000
                                                                                      ==============

     The table below summarizes contractual obligations and commitments as of December 27, 2005, including principal and interest payments on our debt(1):

                                     Total          1 Year        2-3 Years        4-5 Years
          Operating Leases          $ 953,727      $ 692,009      $ 261,718        $     -

          Capitalized Leases -
          Principal
                                      423,923        207,806        196,087         20,030

          Capitalized Leases -
          Interest
                                       44,769         27,330         16,907            532

          Laurus Note -
          Principal                 7,350,000      1,378,128      5,971,872              -

          Laurus Note
          Interest Expense - Cash     888,623        538,496        350,127              -

          Spotless Note - Principal   500,000              -        500,000              -

          Spotless Note -
          Interest Expense             13,828              -         13,828              -
                                  ------------   ------------    -----------       --------
Total                             $10,174,870    $ 2,843,769     $7,310,539        $20,562

     ------------

     (1) This table reflects the effectiveness of Laurus' agreement to defer the initial monthly amortization repayment in the amount of $229,688 from November 1, 2005 until January 1, 2006.

         These amounts are based on assumed interest payments reflecting:

         o   the Laurus Note at a rate of 8.75% per annum;
         o   the Spotless note at a rate of 5.86% per annum; and
         o an aggregate of $423,923 of other long-term debt with maturities ranging from 3 months to 54 months for financed trucks and vehicles with interest rates ranging from 3.95% to 13.99%.

     OFF-BALANCE SHEET ARRANGEMENTS

     Although we do not have any financing arrangements that have not been recorded in our financial statements, our transaction with Laurus resulted in a significant discount that reduced the carrying value on our balance sheet of our debt obligation to Laurus. As of December 27, 2005, the Note had a principal balance of $7,350,000 with a corresponding discount of $6,123,517, resulting in a carrying amount of $1,226,483 on our balance sheet, $413,234 of which is included as a current liability and $813,249 of which is included as long-term debt.

     EFFECT OF INFLATION

     Inflation has not had a material impact on our operations during fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, except that we experienced an increase of 8.1% in fuel costs during the second quarter of this year due to increased oil prices.

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

         Interest Rate Sensitivity - Interest rate risk is the risk that interest rates on our debt is fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve month period and if our registration statement registering the shares of our common stock underlying the note and warrant has been declared effective by the Securities and Exchange Commission, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 3 months to 54 months aggregating to $413,234 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $70,000 annually. This hypothetical calculation reflects the assumed interest payments for the:

        o  Note at a rate of 8.75% per annum;
        o  Spotless note at a rate of 5.86% per annum; and
        o various other debt for financed trucks and vehicles with maturities ranging from 3 months to 54 months with interest rates ranging from 3.95% to 13.99%.

     ITEM 4.  CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The design of any system of control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated purpose under all potential future conditions. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the chief executive officer and the chief financial officer of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q filed with the SEC. Based upon that evaluation and in connection with their determination that the matters described immediately below relating to changes to our internal control over financial reporting were not material, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures, as of December 27, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the Securities and Exchange Commission.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     In connection with our first quarter fiscal 2006 review, we identified issues arising in connection with a change in our accounting staff during such period regarding the timing and related processing of cash receipts and allocation of costs associated with our contract and billing procedures and have implemented the following measures:

        o We have modified our calendar quarterly period end dates in our computer system to correspond with our actual quarterly period ending dates in order to enhance the accurate and timely processing of our cash receipts for each quarterly report. We have also emphasized to our accounting staff that they must record transactions on the dates that they occur instead of batching such transactions for processing at the end of one of our monthly, quarterly or annual periods.
        o  We have modified the way in which we allocate our costs to specific projects in an effort to more precisely record our project costs.

     We are assigning a high priority to the short-term and long-term correction of our internal controls over financial reporting and will continue to evaluate the effectiveness of such internal controls on an on-going basis and will take further action as might be appropriate. Other than implementing the improvements discussed above, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

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

                  In April 2003, we commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. We continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. As of June 28, 2005, we recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. We have not recognized the revenue associated with its claim. The project has been completed and the customer has refused to acknowledge its liability for these additional charges billed. On October 22, 2004, we commenced an action against a local utility company in the New York State Supreme Court, County of New York, claiming that we are entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, the local utility company filed an answer, denying our claims. The case is currently in pre-trial discovery.

                  We are a plaintiff in approximately 18 lawsuits claiming an aggregate of approximately $5,000,000 pursuant to which we are seeking to collect amounts we believe are owed to us by customers that are included in our accounts receivable, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

                  We are a party to other litigation matters and claims that are normal in the course of our operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on our consolidated financial statements.

     ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------------------------

                  Not applicable.

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------

                  Not applicable.

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  Note applicable.

     ITEM 5.      OTHER INFORMATION
                  -----------------

                  Not applicable.

     ITEM 6.    EXHIBITS
                --------

                The following exhibits are included as part of this report:

                10.1 Amendment and Deferral Agreement, dated November 10, 2005, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of
                          Report: November 10, 2005) filed with the SEC on November 14, 2005).
                10.2 Amendment and Deferral Agreement, dated November 23, 2005, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of
                          Report: November 23, 2005) filed with the SEC on November 29, 2005).
                10.3      Amendment and Fee Waiver Agreement, dated January
                          13, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of
                          Report: January 13, 2006) filed with the SEC on January 18, 2006).
                31.1 Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a).
                31.2      Certification of Chief Financial Officer pursuant to
                          Section 302(a).
                32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WINDSWEPT ENVIRONMENTAL GROUP, INC.




     Date: February 8, 2006            By:    /s/ Michael O'Reilly
                                           -------------------------------------
                                           MICHAEL O'REILLY,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





     Date: February 8, 2006            By:   /s/ Andrew C. Lunetta
                                           -------------------------------------
                                           ANDREW C. LUNETTA
                                           Chief Financial Officer
                                           (Principal Financial Officer)