Form 10-Q
period 2006-03-28
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2006-05-24
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to __________

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |_| No |X| (This report is being filed late)

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                                                  Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest participle date. The number of shares of Common Stock, par value $.0001, outstanding on May 23, 2006 was 33,755,620.

                                    CONTENTS

PART I.  FINANCIAL INFORMATION................................................3

Item 1.  Unaudited Financial Statements:

         Consolidated Balance Sheets at March 28, 2006 and June 28, 2005......3

         Consolidated Statements of Operations for the Thirteen and
         Thirty-Nine Weeks Ended March 28, 2006 and March 29, 2005............4

         Consolidated Statement of Stockholders' Equity.......................5

         Consolidated  Statements  of Cash Flows for the Thirty-Nine Weeks
         Ended  March 28, 2006 and March 29, 2005.............................6

         Notes to Consolidated Financial Statements...........................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........30

Item 4.  Controls and Procedures.............................................31

PART II. OTHER INFORMATION...................................................32

Item 1.  Legal Proceedings...................................................32

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds..........32

Item 3.  Defaults upon Senior Securities.....................................32

Item 4.  Submission of Matters to a Vote of Security Holders.................32

Item 5.  Other Information...................................................32

Item 6.  Exhibits............................................................33

Signatures...................................................................34

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                 March 28,       June 28,
                                                                                                   2006            2005
                                                                                               ------------    ------------
                                                                                                (unaudited)     (restated)
ASSETS:
CURRENT ASSETS:
   Cash                                                                                        $  2,664,174    $    512,711
   Accounts receivable, net of allowance for doubtful accounts of $2,857,831 and $1,507,831,
      respectively                                                                               12,541,422       6,755,338
   Inventory                                                                                        233,743         146,079
   Costs and estimated earnings in excess of billings on uncompleted contracts                      219,705          30,466
   Prepaid expenses and other current assets                                                        201,377          47,253
                                                                                               ------------    ------------
   Total current assets                                                                          15,860,421       7,491,847
                                                                                               ------------    ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $6,955,813
   and $6,386,731, respectively                                                                   2,976,992       2,242,645
                                                                                               ------------    ------------

OTHER ASSETS
   Deferred financing costs                                                                       2,669,796              --
   Other                                                                                            222,971         322,046
                                                                                               ------------    ------------
   Total other assets                                                                             2,892,767         322,046
                                                                                               ------------    ------------

TOTAL                                                                                          $ 21,730,180    $ 10,056,538
                                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
   Accounts payable                                                                            $  1,022,295    $  1,174,840
   Liability for repurchased accounts receivable                                                    189,197              --
   Accrued expenses                                                                               1,433,285       1,611,256
   Secured note payable to a related party                                                               --       5,000,000
   Current portion of secured convertible note payable                                              280,973              --
   Billings in excess of cost and estimated earnings on uncompleted contracts                        28,400          83,316
   Accrued payroll and related fringe benefits                                                      488,327         528,867
   Current maturities of long-term debt                                                             209,020         169,612
   Income taxes payable                                                                           3,884,060         138,579
   Other current liabilities                                                                        974,629         489,468
                                                                                               ------------    ------------
   Total current liabilities                                                                      8,510,186       9,195,938
                                                                                               ------------    ------------

LONG-TERM DEBT:
   Secured convertible note payable                                                                 435,661              --
   Secured note payable                                                                             500,000              --
   Other                                                                                            222,802         197,400
                                                                                               ------------    ------------
      Total long-term debt                                                                        1,158,463         197,400
                                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES
   Redeemable Common Stock                                                                               --          76,089
                                                                                               ------------    ------------

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
   authorized and outstanding at March 28, 2006 and June 28, 2005                                 1,300,000       1,300,000
                                                                                               ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares
      outstanding                                                                                        --              --
   Nondesignated preferred stock, no par value; 8,650,000 shares
      authorized; 0 shares outstanding at March 28, 2006 and June 28, 2005                               --              --
   Common stock, $.0001 par value; 150,000,000 shares authorized; 33,755,620 shares
      outstanding at March 28, 2006 and 77,936,358 shares outstanding at June 28, 2005                3,375           7,794
   Additional paid-in-capital                                                                    42,770,070      33,944,017
   Accumulated deficit                                                                          (32,011,914)    (34,664,700)
                                                                                               ------------    ------------
   Total stockholders' equity (deficit)                                                          10,761,531        (712,889)
                                                                                               ------------    ------------

TOTAL                                                                                          $ 21,730,180    $ 10,056,538
                                                                                               ============    ============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Thirteen Weeks Ended               Thirty -Nine Weeks Ended
                                                   ----------------------------------      ----------------------------------
                                                   March 28, 2006      March 29, 2005      March 28, 2006      March 29, 2005
                                                   --------------      --------------      --------------      --------------
Revenues                                            $   7,213,546       $   4,801,832       $  30,092,227       $  17,639,617

Cost of revenues                                        3,778,946           3,433,054          16,354,923          12,165,045
                                                    -------------       -------------       -------------       -------------

Gross profit                                            3,434,600           1,368,778          13,737,304           5,474,572
                                                    -------------       -------------       -------------       -------------

Operating expenses (income):
Selling, general and administrative expenses            1,616,919           1,210,884           5,626,626           3,946,334
                                                    -------------       -------------       -------------       -------------

Income from operations                                  1,817,681             157,894           8,110,678           1,528,238
                                                    -------------       -------------       -------------       -------------

Other expense (income):
   Interest expense                                       683,677              53,577           1,912,087             320,033
   Other expense (income), net                            (43,916)            (29,891)            (21,405)            (31,445)
                                                    -------------       -------------       -------------       -------------
   Total other expense (income)                           639,761              23,686           1,890,682             288,588
                                                    -------------       -------------       -------------       -------------

Income before provision for income taxes                1,177,920             134,208           6,219,996           1,239,650
                                                    -------------       -------------       -------------       -------------

Provision for income taxes                                399,854               5,449           3,567,210              51,697
                                                    -------------       -------------       -------------       -------------

Net income                                                778,066             128,759           2,652,786           1,187,953

Dividends on preferred stock                               19,500              19,500              58,500              58,500
                                                    -------------       -------------       -------------       -------------

Net income attributable to common
   shareholders                                     $     758,566       $     109,259       $   2,594,286       $   1,129,453
                                                    =============       =============       =============       =============

Basic and diluted net income per common share:
Basic                                               $         .02       $         .00       $         .08       $         .01
                                                    =============       =============       =============       =============
Diluted                                             $         .01       $         .00       $         .02       $         .01
                                                    =============       =============       =============       =============

  Weighted average number of common shares
     outstanding:
Basic                                                  33,755,620          77,936,358          33,647,390          77,936,358
                                                    =============       =============       =============       =============
Diluted                                               182,937,616          78,039,266         183,575,334          78,007,077
                                                    =============       =============       =============       =============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                             Common Stock
                                                      ---------------------------
                                                        Number of                    Additional     Accumulated
                                                         Shares       Par Value    Paid-in Capital    Deficit         Total
                                                      ------------   ------------   ------------    ------------    ------------
Balance at June 28, 2005                                77,936,358   $      7,794   $ 33,944,017    $(34,664,700)   $   (712,889)

Laurus Financing:
       Allocation of proceeds to warrants and
       options                                                  --             --      2,200,927              --       2,200,927

       Allocation of proceeds to beneficial
       conversion feature                                       --             --      2,200,927              --       2,200,927

       Assumed exercise of shares available for
       nominal consideration, including partial
       actual exercise to purchase 1,500,000
       shares                                            1,684,405            168            (18)             --             150

       Allocation of proceeds to beneficial
       conversion feature on second increase of
       financing                                                --             --         38,889              --          38,889

       Allocation of proceeds to beneficial
       conversion feature on third increase of
       financing                                                --             --        650,000              --         650,000

       Allocation of proceeds to beneficial
       conversion feature on fourth increase of
       financing                                                --             --      1,350,000              --       1,350,000

Spotless Transactions:
       Cancellation of Spotless shares, net of
       shares sold to Michael O'Reilly                 (45,865,143)        (4,587)         4,587              --              --

       Early extinguishment of Spotless Note,
       accrued interest and administrative fees
       (net of tax effect of $731,640)                          --             --      1,230,228              --       1,230,228

       Additional taxes attributable to
       cancellation of Spotless debt                            --             --       (107,434)             --        (107,434)

       Surrender of Redemption Right with
       respect to Common Stock                                  --             --         76,089              --          76,089
       Value of Spotless shares sold to Michael
       O'Reilly less consideration                              --             --      1,195,708              --       1,195,708

Options granted to preferred stockholders for
forbearance of mandatory redemption and
dividends                                                       --             --         44,650              --          44,650

Dividends on Series A preferred stock                           --             --        (58,500)             --         (58,500)

Net income                                                      --             --             --       2,652,786       2,652,786
                                                      ------------   ------------   ------------    ------------    ------------

Balance at March 28, 2006                               33,755,620   $      3,375   $ 42,770,070    $(32,011,914)   $ 10,761,531
                                                      ============   ============   ============    ============    ============

See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                            Thirty-Nine Weeks Ended
                                                                                        -------------------------------
                                                                                        March 28, 2006   March 29, 2005
                                                                                        --------------   --------------
                                                                                          (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $ 2,652,786      $ 1,187,953

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                           569,082          498,200
      Provision for doubtful accounts, net                                                  1,350,000          662,691
      Amortization of deferred financing cost                                                 884,734               --
      Amortization of beneficial conversion                                                   496,429               --
   Changes in operating assets and liabilities:
      Accounts receivable                                                                  (6,946,888)      (1,441,666)
      Inventory                                                                               (87,664)          28,850
      Costs and estimated earnings in excess of billings on uncompleted contracts            (189,239)         503,317
      Income tax refund                                                                            --          641,795
      Prepaid expenses and other current assets                                              (154,124)          21,549
      Other assets                                                                             99,075           32,391
      Accounts payable and accrued expenses                                                  (177,136)        (715,309)
      Accrued payroll and related fringe benefits                                             (40,540)        (284,430)
      Income tax payable                                                                    2,906,407               --
      Other current liabilities                                                               485,161           99,577
      Billings in excess of costs and estimated earnings on uncompleted contracts             (54,916)        (192,359)
                                                                                          -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   1,793,167        1,042,559
                                                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                     (1,085,517)         (83,303)
                                                                                          -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                                      (1,085,517)         (85,303)
                                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                                      (153,102)        (258,532)
   Principal payments of secured notes payable                                               (689,063)          27,413
   Exercise of stock options                                                                      150               --
   Payments for deferred financing costs                                                   (2,314,172)              --
   Repayment of secured note payable to a related party                                    (2,750,000)              --
   Proceeds from secured notes payable                                                      7,350,000               --
                                                                                          -----------      -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         1,443,813         (231,119)
                                                                                          -----------      -----------

NET INCREASE IN CASH                                                                        2,151,463          728,137

CASH - BEGINNING OF PERIOD                                                                    512,711           63,562
                                                                                          -----------      -----------

CASH - END OF PERIOD                                                                      $ 2,664,174      $   791,699
                                                                                          ===========      ===========

Cash paid during the period for:
   Interest                                                                               $   251,671      $   209,220
                                                                                          ===========      ===========
   Income taxes                                                                           $        --      $    43,250
                                                                                          ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
   Financing cost related to beneficial conversion value of secured note                  $ 4,239,816      $        --
                                                                                          ===========      ===========
   Capitalized gain on extinguishment of secured note payable - related party             $ 1,122,794      $        --
                                                                                          ===========      ===========
   Financing cost related to warrant and options                                          $ 2,200,927      $        --
                                                                                          ===========      ===========
   Capitalized cancellation of put right relating to redeemable common stock              $    76,089      $        --
                                                                                          ===========      ===========
   Property and equipment acquired through financing                                      $   217,912      $        --
   Financing cost related to guaranties of CEO remunerated through sale of discounted     ===========      ===========
      shares                                                                              $ 1,195,708      $        --
                                                                                          ===========      ===========
   Financing cost related to issuance of options to preferred stockholders                $    44,650      $        --
                                                                                          ===========      ===========
   Account receivable repurchased in connection with refinancing                          $   189,197      $        --
                                                                                          ===========      ===========


See notes to consolidated financial statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION--The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its subsidiaries, Trade-Winds Environmental Restoration, Inc. ("Trade-Winds") and North Atlantic Laboratories, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of March 28, 2006, the results of operations for the thirteen and thirty-nine weeks ended March 28, 2006 and March 29, 2005 and cash flows for the thirty-nine weeks ended March 28, 2006 and March 29, 2005, have been included. Certain prior period amounts have been reclassified to conform to the March 28, 2006 presentation.

      The results for the thirteen and thirty-nine weeks ended March 28, 2006 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 28, 2005, as amended.

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

2. EMPLOYEE STOCK COMPENSATION--The Company's three stock option plans, which are shareholder approved, permit the grant of share options to its employees for up to 5,150,000 shares of common stock as stock compensation. All stock options under the plans are granted at the fair market value of the common stock at the grant date. Employee stock options vest immediately and generally expire 10 years from the grant date.

      Effective December 28, 2005, the Company's Plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

      Prior to December 28, 2005, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

      While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to December 28, 2005.

      In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123(R).

      Despite the adoption of FAS 123(R), the Company's results for the thirteen weeks ended March 28, 2006 did not include share-based compensation expense as all options were fully vested as of December 28, 2005. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the thirteen weeks ended March 29, 2005 totaled $0.

      Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting period for entire portion of the award.

      The following table addresses the additional disclosure requirements of FAS 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                                              For the thirteen weeks  For the thirty-nine
                                                                                      ended               weeks ended
                                                                                  March 29, 2005       March 29, 2005
                                                                              ----------------------  -------------------
         Net  income  attributable  to  common  stockholders,  as reported               $   109,259          $ 1,129,453
         Deduct:   Total   stock   based   compensation   expense
         determined  under the fair  value  based  method for all
         awards (no tax effect)                                                               25,937               77,807
                                                                                         -----------          -----------
         Pro forma net income attributable to common stockholders                        $    83,322          $ 1,051,646
                                                                                         ===========          ===========
         Net income per share:
            Basic and diluted - as reported                                              $       .00          $       .01
                                                                                         ===========          ===========
            Basic and diluted - pro forma                                                $       .00          $       .01
                                                                                         ===========          ===========

      The Company granted no options under the Plan during the thirteen weeks ended March 28, 2006.

      The following table represents our stock options granted, exercised and forfeited during the third quarter of 2006.

                                                      Weighted Average       Weighted Average          Aggregate
                                       Number of     Exercise Price per    Remaining Contractual    Intrinsic Value
               Stock Options            Shares             Share                   Term                per Share
         -----------------------       -----------   ------------------    ---------------------    ---------------

         Outstanding at December
         28, 2005                      26,806,273           $  .09                    --                    --
           Granted                             --               --                    --                    --
           Exercised                           --               --                    --                    --
           Forfeited/expired                   --               --                    --                    --
         Outstanding at March 28,
         2006                          26,806,273           $  .09                  3.30                $  .07
                                       ==========           ======                ======                ======
         Exercisable at March 28,
         2006                          26,806,273           $  .09                  3.30                $  .07
                                       ==========           ======                ======                ======


      No options were exercised during the third quarter of 2006 and 2005.

3. NET INCOME PER COMMON SHARE--The calculation of basic and diluted net income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

      The following table sets forth the computation of the basic and diluted net income per share for the thirteen and thirty-nine weeks ended March 28, 2006 and March 29, 2005, respectively:

                                       Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                 -------------------------------   -------------------------------
                                 March 28, 2006   March 29, 2005   March 28, 2006   March 29, 2005
                                 --------------   --------------   --------------   --------------
Numerator:
Net income attributable to
   common shareholders           $    758,566     $    109,259     $  2,594,286     $  1,129,453
Plus:
   Series A Preferred Stock
      Dividends                        19,500           19,500           58,500           58,500
   Interest on Convertible
      Debt                            179,213               --          496,429               --
                                 ------------     ------------     ------------     ------------
   Net Income Attributable
      to common
      shareholders and
      Assumed Conversion         $    957,279     $    128,759     $  3,149,215     $  1,187,953
                                 ============     ============     ============     ============
Denominator:
   Share reconciliation:
   Shares used for basic
      income per share             33,755,620       77,936,358       33,647,390       77,936,358
   Effect of dilutive items:
      Stock options/warrants       54,670,329          102,908       55,416,277           70,719
   Convertible Debt                81,666,667               --       81,666,667               --
   Interest on Convertible
      Debt                         11,545,000               --       11,545,000               --
   Series A Convertible
      Preferred Stock               1,300,000               --        1,300,000               --
                                 ------------     ------------     ------------     ------------
   Shares used for dilutive
       income per share           182,937,616       78,039,266      183,575,334       78,007,077
                                 ============     ============     ============     ============
Net income per share:
     Basic                       $        .02     $        .00     $        .08     $        .01
                                 ============     ============     ============     ============
     Diluted                     $        .01     $        .00     $        .02     $        .01
                                 ============     ============     ============     ============


      The dilutive net income per share computations for the thirteen and thirty-nine week periods ended March 28, 2006 assume an increase in the authorized capital of the Company sufficient to accommodate the full exercise and conversion of outstanding options, warrants and the Laurus Note.

      The dilutive net income per share computations for the thirteen and thirty-nine week periods ended March 28, 2006 exclude 2,700,000 and 2,700,000 shares, respectively, related to stock options because the effect of including them would be anti-dilutive. The dilutive net income per share computations for the thirteen week and thirty-nine week periods ended March 29, 2005 exclude 8,136,309 and 8,136,309 shares, respectively, related to stock options and warrants because the effect of including them would be anti-dilutive. For the periods ended March 29, 2005, 1,300,000 shares of common stock issuable upon the exercise of the Series A Redeemable Convertible Preferred Stock were excluded from diluted earnings per share because the effect of including them would be anti-dilutive.


4. PROVISION FOR INCOME TAXES--The provision for income taxes for the thirteen and thirty-nine weeks ended March 28, 2006 and March 29, 2005 consists of the following:

                            Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                       ------------------------------   --------------------------------
                       March 28, 2006  March 29, 2005   March 28, 2006   March  29, 2005
                       --------------  --------------   --------------   ---------------
Federal - current       $  282,230       $    2,860       $2,517,854       $   43,930
State - current            117,624            2,589        1,049,356            7,767
                        ----------       ----------       ----------       ----------
Total                   $  399,854       $    5,449       $3,567,210       $   51,697
                        ==========       ==========       ==========       ==========

      The effective rate for income taxes differs from the statutory rate primarily as a result of the utilization of federal and state net operating losses. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized.

5. CONTINGENCIES--On August 5, 2004, the Company commenced an action in the New York State Supreme Court, County of New York, seeking to collect approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the Economic Development Corporation filed an answer, denying the Company's claims. On November 4, 2004, the Economic Development Corporation filed an amended answer denying the Company's claims and asserting counterclaims in unspecified amounts seeking liquidated damages, reimbursement for consultant's fees and breach of contract. The case is currently in pre-trial discovery. This aggregate amount of $1,255,000 was recorded when billed as revenues of $32,561, $726,257 and $496,182 during the Company's fiscal years ended July 2, 2002, July 1, 2003 and June 29, 2004, respectively, and is included in the Company's accounts receivable because management believes that the realization of the full amount thereof is probable.

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

      The Company is a plaintiff in approximately 17 lawsuits, including those described above, claiming an aggregate of approximately $7,173,000 pursuant to which it is seeking to collect amounts it believes owed to it by customers that are included in its accounts receivable, primarily with respect to changed work orders or other modifications to its scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

      The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial statements.

6. FINANCING AND RELATED PARTY TRANSACTIONS--As of June 28, 2005, the Company owed Spotless Plastics (USA) Inc. $5,000,000 under the Spotless Loan, in the original principal amount of $1,700,000. The Spotless note was collateralized by all of the Company's assets. During the fiscal year ended June 29, 2004, the Company borrowed $3,300,000 from Spotless for working capital requirements and to fund losses. During the fiscal year ended July 1, 2003, the Company borrowed $2,325,000 from Spotless for working capital requirements and to fund certain fixed asset purchases. The Company repaid $825,000 to Spotless in the fiscal year ended July 1, 2003.

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

      After consummating the transaction on June 30, 2005 and prior to March 28, 2006, Laurus subsequently provided additional financing to the Company on the same terms and conditions as follows:

      o On July 13, 2005, Laurus loaned the Company an additional $350,000, and the Company amended and restated the Note to be in the principal amount of $5,350,000. The shares issuable upon conversion of the face value of this amended and restated Note had a beneficial conversion feature valued at $38,889 and was allocated to additional paid-in capital. The remaining $311,111 was added to the carrying value of the Note on the Company's balance sheet.

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

      o On October 6, 2005, Laurus loaned the Company an additional $1,350,000, and the Company further amended and restated the Note to be in the principal amount of $7,350,000. The shares issuable upon conversion of the additional face value of this amended and restated Note had a beneficial conversion feature amounting to $1,350,000, which was allocated to additional paid-in capital. As a result, the carrying value thereof of $0. (unaudited)

      The Note, in the principal amount of $6,201,561 as of May 5, 2006, is the only note issued to Laurus by the Company that is currently outstanding. Principal repayments were due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $495,375 were deferred until June 30, 2008. Interest is payable monthly and started to accrue on August 1, 2005.

      In conjunction with the Laurus transactions, the Company entered into a registration rights agreement, as amended, which obligated it, among other things, (1) to have the registration statement filed on October 3, 2005 and registering a portion of the shares owned or underlying alternative securities owned by Laurus declared effective by the SEC by June 15, 2006 and (2) to have a second registration statement, containing the Company's fiscal 2006 audited financial statements and including all of the shares covered by the securities owned by Laurus, declared effective by the SEC by December 30, 2006. If the Company fails to meet either deadline, it will be subject to a liquidated damages claim equal to 1.5% of the principal outstanding on the Note, for the first thirty days, prorated for partial periods (currently $3,100 per day based upon the $6,201,561 principal amount of the Note currently outstanding), and then 2.0% of the principal outstanding on the Note, for each thirty day period, prorated for partial periods (currently $4,134 per day).

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

      On March 13, 2006, the Compensation Committee for the Company approved an increase in Mr. O'Reilly's base salary to $342,000 per year. In addition, in lieu of the bonus provided by the Employment Agreement, the Company agreed to pay Mr. O'Reilly an annual bonus for each fiscal year, commencing with the fiscal year ending in June 2006, in an amount equal to 5% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) determined in accordance with Generally Accepted Accounting Principles and calculated without taking into account any payments made by the Company to Laurus Master Fund, Ltd. The amount of such bonus and the date of payment shall be authorized by the Compensation Committee within 90 days after the end of each fiscal year. An amendment to Mr. O'Reilly's employment agreement, effective as of March 13, 2006, was executed by Mr. O'Reilly and the Company to reflect these revisions to compensation.

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

      On June 30, 2005, the Company issued ten-year options exercisable at $.09 per share to its series A convertible stock preferred stockholders, including Dr. Kevin J. Phillips, one of its directors, to purchase an aggregate of 500,000 shares of its common stock. The Company valued these options using the Black-Scholes valuation method and recorded deferred financing costs of $44,650 as a credit to additional paid-in capital in connection therewith. The Company also agreed to pay, out of legally available funds, accrued and unpaid dividends in an aggregate of (1) $35,000 to the series A convertible preferred stockholders, on each June 30, 2005, September 30, 2005 and December 30, 2005 and (2) $50,000 to the
      series A convertible preferred stockholders on February 28, 2007. In the aggregate, this was in consideration for their agreement to:

      o propose and vote in favor of an amendment to its certificate of incorporation in order to accommodate the full issuance of the shares of its common stock underlying the Note and the option and warrant the Company issued to Laurus;
      o postpone their right, upon six months' notice after February 2007, to require the Company to redeem their series A convertible preferred stock, until the earlier of six months after the repayment of the Laurus Note or June 30, 2010;
      o defer receipt of dividend payments on the series A convertible preferred stock due after June 30, 2005, until the earlier of six months after the repayment of the Laurus Note or June 30, 2010; and
      o forbear from appointing a second director until the earlier of (a) June 30, 2008 or (b) the repayment in full of the Laurus Note.

      As of March 28, 2006, the Company has paid an aggregate of $70,000 to the series A convertible preferred stockholders for the payments due June 30, 2005, September 30, 2005 and December 30, 2005.

      On June 30, 2005, Michael O'Reilly and the series A convertible preferred stock stockholders, including Dr. Kevin Phillips, who is a director, agreed, pursuant to a forbearance and deferral agreement to which the Company is a party, to propose and vote in favor of an amendment to the Company's Certificate of Incorporation in order to accommodate the full issuance of the shares of its common stock underlying the Note, the option and warrant the Company issued to Laurus at the Company's next annual shareholders meeting. In addition, Mr. O'Reilly, the series A convertible preferred stock stockholders and Anthony P. Towell, a director, entered into lock-up agreements with Laurus that prohibit a disposition of their shares of common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the note the Company issued to Laurus or (b) June 30, 2010. On December 6, 2004, the Company issued a ten-year option exercisable at $0.035 per share to Dr. Kevin J. Phillips to purchase 100,000 shares under its 2001 Equity Incentive Plan in connection with his service as a director of the Company.

      As a result of these transactions, the Company has recorded deferred financing costs as follows:

                                      Item                                                       Amount
      Transactional, insurance costs and professional fees                                      $ 2,314,172
      Deemed cost to the Company of the 15,469,964 shares of common stock sold by Spotless
      to the Company's president and CEO                                                          1,195,708
      Options granted to preferred stockholders for forbearance of mandatory redemption and
      other rights                                                                                   44,650
      Balance                                                                                     3,554,530
      Amortization of deferred financing cost for the thirty-nine weeks ended March 28, 2006        884,734
      Total deferred financing costs                                                            $ 2,669,796
                                                                                                ===========


      During its fiscal year ended July 1, 2003, the Company repaid a $100,000 convertible note held by Anthony P. Towell, a director. This note was issued in 1997, provided for interest at a rate equal to 12% per annum and was convertible at a rate of $.15 per share of common stock. On May 24, 2005, the Company issued a non-plan ten-year option exercisable at $0.06 per share to Anthony P. Towell to purchase 250,000 shares in connection with his service on the then-existing special committee of the Company. On December 6, 2004, the Company issued a ten-year option exercisable at $0.035 per share to Anthony P. Towell under its 2001 Equity Incentive Plan in connection with his service as a director of the Company.

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

      The Company had an oral understanding with Michael O'Reilly pursuant to which the Company paid the full carrying costs, including mortgage payments, of a condominium that he beneficially owned and that the Company used for marketing and employee-relations purposes. The full carrying costs during the Company's fiscal years ended June 28, 2005 and June 29, 2004 were approximately $7,150 and $17,800, respectively. In connection with this arrangement, the Company also provided mitigation and restoration goods and services to Mr. O'Reilly in connection with severe water damage caused by a failed water heater at the condominium that he beneficially owned and allowed the Company to use for marketing and employee-relations purposes. In connection with these services, the Company's entire direct costs and allocated overhead, without a markup, equaled approximately $56,780.

      In February 1997, the Company issued 650,000 shares of redeemable convertible preferred stock to Dr. Kevin J. Phillips, a director, and an additional 650,000 shares of redeemable convertible preferred stock to a business partner of Dr. Phillips. During fiscal years 2005, 2004 and 2003, the Company paid an aggregate of $0, $39,000 and $78,000, respectively, of dividends and accrued interest to the redeemable convertible preferred stockholders.

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

Our revenues are derived primarily from providing emergency response, remediation and disaster restoration services to new and repeat customers on time and materials basis or pursuant to fixed-price contracts, including in connection with sudden catastrophes, such as in connection with the services that we had provided in the aftermath of Hurricanes Katrina and Wilma. In the thirteen and thirty-nine week periods ended March 28, 2006 and fiscal 2005, substantially all of our revenues were derived from time and materials contracts. Under our fixed-price contracts, we assess the scope of work to be done and contract to perform a specified scope of work for a fixed price, subject to adjustment for work outside such scope of work, upon prior approval by our customers. Because most of our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of our projects are performed on a time and materials basis. Under our time and materials contracts, we charge our customers for labor, equipment usage, allocated overhead and a markup relating thereto. Our cost of revenues consists primarily of labor and labor-related costs, insurance, benefits and insurance, travel and entertainment repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, legal fees, sales salaries, marketing and consulting.

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

On June 30, 2005, we issued to Laurus a three-year secured convertible term note in the principal amount of $5,000,000. Subsequently, Laurus loaned us an additional $2,350,000, and we amended and restated the note accordingly. As of May 5, 2006, the principal amount of the Laurus note outstanding equaled $6,201,561. On November 10, 2005, Laurus agreed to defer the principal monthly payments due in November and December 2005 in the aggregate amount of $495,375 until June 30, 2008, the maturity date of the Laurus note, in order to facilitate financing of our gulf coast and Florida operations.

During the thirty-nine weeks ended March 28, 2006 we were engaged on various projects within our customary scope of services for private sector commercial and residential customers in the gulf coast and Florida regions. Revenue recognized for the thirty-nine weeks ended March 28, 2006 in connection with these projects were $20,954,075. For the thirteen weeks ended March 28, 2006, our revenues from these projects were $4,136,000. We do not expect our revenues from these projects will be material subsequent to March 28, 2006.

Management believes that we will be engaged to perform substantial additional projects in the United States in the near term, possibly including federally funded projects on which we have not focused to date; however, no assurance can be given in this regard until contracts relating to these projects have been executed.

Ability to Continue as a Going Concern

      Our independent auditors raised a concern in their report on our financial statements for our 2005 fiscal year about our ability to continue as a going concern. Due to our recurring losses from operations, working capital deficit, stockholders' deficit and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, there is "substantial doubt" about our ability to continue as a going concern. Although we had a net profit of $53,066 for our 2005 fiscal year and $2,652,786 for the thirty-nine weeks ended March 28, 2006, and had positive working capital as of March 28, 2006, the uncertainty about our ability to continue as a going concern may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal year ended June 28, 2005, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and our unaudited interim consolidated financial statements for our thirty-nine weeks ended March 28, 2006. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for stock based transactions, contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

Stock Based Transactions--We consummated various transactions where we paid the consideration primarily in options or warrants to purchase our common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

We have recognized the value of the equity instruments issued in connection with financing transactions in accordance with Accounting Principles Board Opinion No. 14 and Emerging Issues Task Force Consensuses 98-5 and 00-27. The intrinsic value of the options and the fair value of the warrants issued in the Laurus transaction were calculated and the proportionate values of the resulting debt and equity components have been recognized as debt discounts with equivalent increases in amounts reflected as equity. The beneficial conversion feature of the Note issued to Laurus, including the effective values under EITF 00-27, has also been recognized as a debt discount, with an equivalent increase in the amount reflected as equity. All of these discounts are being amortized over the three-year life of the debt in accordance with EITF 00-27. Once the transaction value is determined, we record the transaction value as an expense with a corresponding increase in paid-in capital.

Effective December 28, 2005, we adopted Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statement using the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards not fully vested as of the required effective date shall be recognized on a straight-line basis over the requisite vesting period on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123(R). Prior to December 28, 2005, we accounted for stock-based compensation in accordance with APB 25. APB 25 employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

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

Revenue Recognition--Revenue derived from services provided to customers over periods of less than one month is recognized when billed.

Revenue from claims, such as claims related to disputed change orders, is recognized when realization is probable and the amount can be reliably estimated, based upon meeting the following conditions:

      o The original contract or other evidence provides a legal basis for the claim;
      o The additional costs were caused by circumstances that were unforeseen at the contract date;
      o     Costs associated with the claims are identifiable; and
      o     The evidence supporting the claims is objective and verifiable.

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

Contract Accounting--Revenue derived from services provided to customers over periods of less than one month is recognized at the completion of the related contracts. Revenue from fixed price contracts that extend over periods of one month or more is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, the effect of contract penalty provisions and final contract settlements may result in revisions to estimates of costs and income and are recognized in the period in which the revisions are determined. Revenue from claims, such as claims relating to disputed change orders, is recognized when realization is probable and the amount can be reliably estimated, based upon meeting the following conditions:

      o The original contract or other evidence provides a legal basis for the claim;
      o The additional costs were caused by circumstances that were unforeseen at the contract date;
      o     Costs associated with the claims are identifiable; and
      o     The evidence supporting the claims is objective and verifiable.

Revenues from time and material contracts that extend over a period of more than one month are recognized as services are performed.

Allowance for Doubtful Accounts--We maintain an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. In determining collectibility, we review available customer account and financial information, including public filings and credit reports, current trends, credit policy, and accounts receivable aging and may also consult legal counsel when appropriate. A considerable amount of judgment is required when we assess the likelihood of our realization of accounts receivables, including assessing the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. The need to file a lawsuit in a particular case is determined by a variety of factors, including the Company's mandate to aggressively pursue all monies owed. The other considered factors include the responsiveness of the client, the running of applicable limitations periods, the ability to perfect a lien against the subject property, the value of the receivable compared to the costs of litigation and the likelihood of success in the lawsuit. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates.

Deferred Tax Asset Valuation Allowance--We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of June 28, 2005 and March 28, 2006. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that is more likely than not that we will realize all or a portion of our deferred tax assets, we record the estimated net realizable value of our deferred tax assets at that time and provide for income taxes at our combined federal and state effective rates.

RESULTS OF OPERATIONS

Thirteen weeks ended March 28, 2006 and March 29, 2005

Revenue

Total revenue for the thirteen weeks ended March 28, 2006 increased by $2,411,714, or 50.2%, to $7,213,546 from $4,801,832 for the thirteen weeks ended
March 29, 2005. This increase in revenue was primarily attributable to $4,136,000 in operations associated with Hurricanes Katrina and Wilma, $676,000 for the clean-up of non-weapons grade Anthrax in New York City and $540,000 for the remediation of environmental contaminants from a New York City water pollution control plant.

Cost of Revenues

Cost of revenues increased $345,892, or 10.1%, to $3,778,946 for the thirteen weeks ended March 28, 2006 as compared to $3,433,054 for the thirteen weeks ended March 29, 2005. This increase was primarily attributable to labor and other costs relating to our work in connection with Hurricanes Katrina and Wilma, the clean-up of non-weapons grade Anthrax in New York City and the remediation of environmental contaminants from a New York City water pollution control plant. Our cost of revenues consists primarily of labor and labor-related costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal and depreciation of capital equipment.

Gross Profit

Gross profit increased by $2,065,822, or 150.9%, to $3,434,600, or 47.6% of
total revenue for the thirteen weeks ended March 28, 2006 as compared to $1,368,778, or 28.5% of total revenue, for the thirteen weeks ended March 29, 2005. This increase in gross profit was due primarily due to a higher percentage of higher margin equipment usage in connection with our hurricane-related projects. Higher margins on equipment used on hurricane and other catastrophe-related projects are necessary to compensate us for the fact that this equipment is generally used less often, or may not be utilized at all, as compared to equipment utilized for more routine projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $406,035, or 33.5%, to $1,616,919 for the thirteen weeks ended March 28, 2006 from $1,210,884 for the thirteen weeks ended March 29, 2005 and constituted approximately 22.4% and 25.2% of revenues in such periods, respectively. This increase was primarily attributable to an expansion in the number of sales and marketing employees and print advertisements. Our selling, general and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, salaries and related benefits, insurance, marketing and all other office- and administrative-related expenses.

Benefit Related to Variable Accounting Treatment for Officer Options

Under the terms of a previous employment agreement we entered into and a separate agreement with Spotless, our president and chief executive officer was able to sell to us, or in certain circumstances to Spotless, all shares of our common stock held by him and all shares of our common stock underlying vested options to purchase shares of our common stock held by him upon the occurrence of certain events. Due to the terms of the options, changes in the market price of our common stock, in either direction, resulted in a corresponding expense or benefit. There was no benefit or expense required to be recorded in the thirteen weeks ended March 28, 2006 due to the elimination of this risk on June 30, 2005. There was no benefit or expense required to be recorded in the thirteen weeks ended March 29, 2005 due to the low market price of our common stock.

Interest Expense

Interest expense increased by $630,100, or 1,176.1%, to $683,677 for the thirteen weeks ended March 28, 2006 from $53,577 for the thirteen weeks ended March 29, 2005. This increase was primarily due to an increase of $207,419 of interest expense incurred to Laurus, $179,213 of amortization of discounts, and an increase of $297,044 attributable to the amortization of deferred financing costs relating to the Laurus transaction, partially offset by a reduction of $37,787 in interest expense incurred to Spotless. Due to the accounting of the Laurus financing, we anticipate significant interest expense to be charged in future periods.

Provision for Income Taxes

The provision for income taxes for the thirteen weeks ended March 28, 2006 was $399,854 as compared to $5,449 for the thirteen weeks ended March 29, 2005. This increase was the result of higher taxable income for the thirteen weeks ended March 28, 2006, primarily attributable to hurricane-related work in that period. The provision for taxes for the more recent period reflects an effective rate of 34%. The accounting expense for taxes currently payable attributable to timing differences could not be offset by the future benefit of the reversal of such timing differences because a full valuation allowance was recorded. Such valuation was recorded because we do not believe that the utilization of the tax benefit from net operating losses and other temporary differences are "more likely than not" to be realized. As a result of a change in the Company's ownership on June 23, 2005, net operating loss carryfowards are subject to significant annual usage limitations which have not yet been determined.

Net Income

We generated net income of $778,066 and net income attributable to common stockholders of $758,566 for the thirteen weeks ended March 28, 2006 as compared to net income $128,759 and net income attributable to common stockholders of $109,259 incurred for the thirteen weeks ended March 29, 2005. These changes were the results of the factors discussed above.

Thirty-nine weeks ended March 28, 2006 and March 29, 2005

Revenue

Total revenue for the thirty-nine weeks ended March 28, 2006 increased by $12,452,610, or 70.6%, to $30,092,227 from $17,639,617 for the thirty-nine weeks ended March 29, 2005. This increase was primarily attributable to $20,954,075 of revenue from work related to Hurricanes Katrina and Wilma, $676,000 associated with our clean-up of non-weapons grade Anthrax in New York City, and $540,000 for our remediation of environmental contaminants from a New York City water pollution control plant. In addition, $219,941 of revenues was recorded as the result of the settlement of a claim for work performed on change orders, whose associated costs were recognized in prior years. These increases were partially offset by a decreased of $406,329 in work performed in relation to insurance claims and a decrease of $786,099 in our spill and solid environmental remediation.

Cost of Revenues

Cost of revenues increased $4,189,878, or 34.4%, to $16,354,923 for the thirty-nine weeks ended March 28, 2006 as compared to $12,165,045 for the thirty-nine weeks ended March 29, 2005. This increase was primarily attributable to labor and other costs relating to our work in connection with Hurricanes Katrina and Wilma, the clean-up of non-weapons grade Anthrax in New York City, and the remediation of environmental contaminants from a New York City water pollution control plant.

Gross Profit

Gross profit increase by $8,262,732, or 150.9%, to $13,737,304, or 45.6% of
total revenue for the thirty-nine weeks ended March 28, 2006 as compared to $5,474,572, or 31.0% of total revenue, for the thirty-nine weeks ended March 29, 2005. This increase in gross profit was due primarily to a higher percentage of higher margin equipment usage in connection with our Hurricane-related projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,680,292, or 42.6%, to $5,626,626 for the thirty-nine weeks ended March 28, 2006 from $3,946,334 for the thirty-nine weeks ended March 29, 2005 and constituted approximately 18.7% and 22.4% of revenues in such periods, respectively. This increase in selling, general and administrative expenses was primarily attributable to an increased provision of $1,250,000 for doubtful accounts, and increased accounting and legal fees of $588,628. The increase in the allowance for doubtful accounts reflects the substantial increase in sales and accounts receivable. Of the total $1,250,000 increase to the allowance for doubtful accounts, $2,756,222 is related to the receivables that are in dispute. Of this total, $1,706,339 is related to four claims that were open as of June 29, 2004 and the balance of $1,049,883 was for nine additional claims that arose during fiscal 2005. These were partially offset by a decrease of $87,440 in consulting fees and $44,190 in marketing expenses.

Benefit Related to Variable Accounting Treatment for Officer Options

Under the terms of a previous employment agreement we entered into and a separate agreement with Spotless, our president and chief executive officer was able to sell to us, or in certain circumstances to Spotless, all shares of our common stock held by him and all shares of our common stock underlying vested options to purchase shares of our common stock held by him upon the occurrence of certain events. Due to the terms of the options, changes in the market price of our common stock, in either direction, resulted in a corresponding expense or benefit. There was no benefit or expense required to be recorded in the thirty-nine weeks ended March 28, 2006 due to the elimination of this risk on June 30, 2005. There was no benefit or expense required to be recorded in the thirty-nine weeks ended March 29, 2005 due to the low market price of our common stock.

Interest Expense

Interest expense increased by $1,592,054, or 497.5%, to $1,912,087 for the thirty-nine weeks ended March 28, 2006 from $320,033 for the thirty-nine weeks ended March 29, 2005. This increase was primarily due to an increase of $530,924 of interest expense incurred to Laurus, $496,429 of amortization of discounts, and an increase of $884,734 attributable to the amortization of deferred financing costs relating to the Laurus transaction, partially offset by a reduction of $117,961 in interest expense incurred to Spotless.

Provision for Income Taxes

The provision for income taxes for the thirty-nine weeks ended March 28, 2006 was $3,567,210 as compared to $51,697 for the thirty-nine weeks ended March 29, 2005. This increase was the result of higher taxable income for the thirty-nine weeks ended March 28, 2006, primarily attributable to hurricane-related work in that period. The provision for taxes for the more recent period reflects an effective rate of 57.4%. The accounting expense for taxes currently payable attributable to timing differences could not be offset by the future benefit of the reversal of such timing differences because a full valuation allowance was recorded. Such valuation was recorded because we do not believe that the utilization of the tax benefit from net operating losses and other temporary differences are "more likely than not" to be realized. As a result of a change in the Company's ownership on June 23, 2005, net operating loss carryfowards are subject to significant annual usage limitations which have not yet been determined.

Net Income

We generated net income of $2,652,786 and net income attributable to common stockholders of $2,594,286 for the thirty-nine weeks ended March 28, 2006 as compared to net income $1,187,953 and net income attributable to common stockholders of $1,129,453 incurred for the thirty-nine weeks ended March 29, 2005. These changes were the results of the factors discussed above.

Liquidity and Capital Resources

As of March 28, 2006, we had a cash balance of $2,664,174, working capital of $7,350,235 and stockholders' equity of $10,761,531. As of June 28, 2005, we had a cash balance of $512,711, a working capital deficit of ($1,704,091) and a stockholders' deficit of ($712,889). As of June 29, 2004, we had cash balances of $63,562, a working capital deficit of ($2,103,971) and stockholders' deficit of ($787,955). We generated a net profit of $2,594,286, a net profit of $53,066 and a net loss of ($3,535,334) for our thirty-nine weeks ended March 28, 2006 and our fiscal years ended June 28, 2005 and June 29, 2004, respectively.

Accounts receivable, net allowance of doubtful accounts, at March 28, 2006, June 28, 2005 and June 29, 2004 were $12,541,422, $6,755,338 and $6,652,806, respectively. For these periods, approximately $2,756,000, $1,976,000 and $1,706,000, respectively, of these amounts were disputed claims subject to collection litigation, primarily relating to disputes over changed work orders or other modifications to scope of our work. We do not believe that the disputed receivables had a material effect on liquidity for the periods presented.

Net cash provided by operating activities was $1,793,167 for the thirty-nine weeks ended March 28, 2006, as compared to the net cash provided by operations of $1,042,559 for the thirty-nine weeks ended March 29, 2005. Accounts receivable increased by $5,786,084, or 85.7%, as of March 28, 2006 to $12,541,422, from $6,755,338 as of June 28, 2005, primarily as a result of work performed in connection with Hurricanes Katrina and Wilma. Accounts payable and accrued expenses decreased by $330,516, or 11.9%, as of March 28, 2006 to $2,455,580, from $2,786,096 as of June 28, 2005, primarily as a result of accelerated payments to our venders as a result of our favorable cash position.

Net cash provided by financing activities for the thirty-nine weeks ended March 28, 2006 was $1,443,813 as compared to cash used by financing activities of $231,119 for the thirty-nine weeks ended March 29, 2005, primarily as a result of $7,350,000 received in connection with our borrowings from Laurus, the proceeds of which borrowings were used to pay related transaction and other expenses in the amount of $2,314,172 and repay indebtedness to Spotless in the amount of $2,750,000. These transactions resulted in a net increase of $2,350,000 in borrowings and the cancellation of $1,230,228 of our previous secured note payable to Spotless. The balance of the proceeds, in the amount of $2,053,011, was used to fund working capital and our initial Hurricane Katrina mobilization costs. Financing activities for the thirty-nine weeks ended March 29, 2005 used net cash of $258,532 for long-term debt repayment.

Cash used for capital expenditures increased to $1,085,517, during the thirty-nine weeks ended March 28, 2006, as compared to $83,303 for the thirty-nine weeks ended March 29, 2005, due to the cost of equipment purchased to perform the work in the Gulf Coast region. At this time, we do not have any other material commitments or plans for capital expenditures. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, as may be required in connection with rendering our services in the future.

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

Our future cash requirements are expected to depend on numerous factors, including, but not limited to our ability to:

      o Obtain profitable environmental or related construction contracts. So long as we have sufficient working capital, we anticipate continued revenue growth in new and existing service areas and to continue to bid on large projects, though there can be no assurance that any of our bids will be accepted or that we will have sufficient working capital. We were recently engaged on various projects within our customary scope of services for private sector commercial and residential customers in the gulf coast and Florida regions in connection with the aftermath of Hurricanes Katrina and Wilma. Revenue recognized for the thirty-nine weeks ended March 28, 2006, in connection with these projects, were $20,954,075. For the thirteen weeks ended March 28, 2006, our revenues from these projects were$4,562,559. We do not expect that our revenues from these projects will be material subsequent to March 28, 2005.
      o     Control our selling, general and administrative expenses, which have recently increased in connection with our need to incur labor, operating and equipment expenses in relation to our operations in the gulf coast and Florida regions. In order to control our selling, general and administrative expenses, we have or are in the process of optimizing the efficiency of our support staff through training and enhanced task allocation while reducing unneeded resources and reviewing non-project related expenses in an effort to reduce costs where appropriate while preserving the quality of our service.
      o Raise additional capital or obtain additional financing. Management has preliminarily explored additional funding sources, but has been unable to attract additional debt or equity capital. Laurus indicated to us that it did not intend to provide any additional financing at the time that it loaned an additional $1,350,000 to us in October 2005. In addition, the existence of the Laurus and Spotless security interests may impair our ability to raise additional debt capital. No assurance can be given that we will be able to obtain additional debt or equity capital although our management expects to continue seeking any such favorable opportunities.

      o Generate positive cash flow from operations. We seek to obtain profitable contracts that generate gross profits more than sufficient to pay our expenses. Our plans for our 2006 fiscal year included concentrating our efforts in the gulf coast and Florida regions in connection with the aftermath of Hurricanes Katrina and Wilma and addressing our difficulty with cash collections and slow cash flow.

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

Due to the nature of our business, which includes responding to emergency situations on a 24 hours/7 days a week basis, we, on occasion, will commence an emergency project prior to obtaining a formal contract. In these situations, we may commence emergency services upon the oral authorization of the property owners or their agents or government workers (e.g. police or Coast Guard). In these isolated instances, we do not incur significant expense and require on executed contract within 48 hours of commencement of work.

Because some of these are relatively new changes, no assurances can be given that they will be successful in improving our collections and cash flows. Further, approximately 4% of our current projects are performed under procedures that predate these improvements.

On June 30, 2005, we issued to Laurus Master Fund, Ltd. a three-year secured convertible term note in the principal amount of $5,000,000. Subsequently, Laurus loaned us an additional $2,350,000, and we amended and restated the note accordingly. As of May 5, 2006, the principal amount of the Note, as a result of repayments, outstanding equaled $6,201,561.

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

In the event we default on the Note, we will be required to pay 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest. Upon the occurrence of an event of default, the interest rate changed will be increased by 2% per month until the default is cured. The Note is secured by a lien on substantially all of our assets, including the stock of our subsidiaries, all cash, cash equivalents, accounts, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, including promissory notes, contract rights and general intangibles, including payment intangibles. The Master Security Agreement, dated June 30, 2005, between us and Laurus contains no specific financial covenants. The Master Security Agreement and the Note, as amended, define the circumstances under which they can be declared in default and subject to termination, including:

      o a failure to pay interest and principal payments under the Note when due on the first day of the month or prior to the expiration of the three-business day grace period, unless agreed otherwise;
      o a breach by us of any material covenant or term or condition of the Note or in any agreement made in connection therewith and, to the extent subject to cure, the continuation of such breach without remedy for a period of fifteen or thirty days, as the case may be;
      o     a breach by us of any material representation or warranty made in the Note or in any agreement made in connection therewith;
      o     any form of bankruptcy or insolvency proceeding instituted by or against us, which is not vacated within 30 days;
      o any attachment or lien in excess of $75,000 in the aggregate made upon our assets or a judgment rendered against our property involving a liability of more than $75,000 which shall remain unvacated, unbonded or unstayed for a period of 30 days;
      o a failure to timely deliver shares of common stock when due upon conversion of the Note or a failure to timely deliver a replacement note;
      o an SEC stop trade order or principal market trading suspension of our common stock is in effect for 5 consecutive trading days or 5 days during a period of 10 consecutive trading days, if we are not able to cure such trading suspension within 30 days of receiving notice or are not able to list our common stock on another principal market within 60 days of such notice;
      o a failure to have authorized and reserved shares of our common stock for issuance on or before November 1, 2006 sufficient to provide for the full conversion of the Note, and full exercise of the option and warrant issued by us to Laurus;
      o an indictment or threatened indictment of us or any of our executive officers under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against us or any of our executive officers pursuant to which statutory or proceeding penalties or remedies available include forfeiture of any of our property; and
      o     the departure of Michael O'Reilly from our senior management.

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

Pursuant to the terms of a Registration Rights Agreement, dated June 30, 2005 and as amended, we are obligated to (1) file a registration statement with the Securities and Exchange Commission registering the resale of shares of our common stock issuable upon a conversion of the Note and upon the exercise of the option and warrant issued to Laurus up to the number of shares included in the current registration statement and (2) after appropriate corporate action is taken, to increase our authorized shares, and after our audited financial statements for the 2006 fiscal year are final, to file a new or post-effective registration statement(s) to cover all of the shares issuable upon conversion of the Note and upon exercise of the option and warrant issued to Laurus. If the first registration statement is not declared effective by June 15, 2006 by the Securities and Exchange Commission, then we will be required to pay to Laurus the following amounts:

      o 1.5% of the principal outstanding on the Note, for the first thirty days, prorated for partial periods, which equals $3,100 per day based upon the $6,201,561 principal amount of the Note outstanding on May 5, 2006; and
      o 2.0% of the principal outstanding on the Note, for each thirty day period, prorated for partial periods, which equals $4,134 per day.

In addition, penalties at the same percentage rates apply in the event that the second registration statement is not declared effective by December 30, 2006 by the Securities and Exchange Commission.

The proceeds we received in connection with the financing transaction and subsequent borrowings from Laurus were used to pay the amounts set forth below to the persons or for the purposes set forth below:

      Spotless Debt

      o     Former majority stockholder and senior secured lender (Spotless), consisting of approximately $2,650,000 in settlement of the
            principal and $100,000 in interest                                  $    2,750,000
                                                                                --------------

      Transaction Expenses

      o     Laurus transaction fee                                                   1,750,000
      o     Laurus Capital Management, LLC management and due diligence fees           262,900
      o     Loeb & Loeb escrow fee                                                       2,000
      o     Insurance premiums                                                          37,500
      o     Legal fees                                                                 146,773
      o     Special committee and advisor fees                                          61,136
      o     Payments to series A preferred stockholders                                 35,000
                                                                                --------------

            Sub-total                                                                2,295,309
                                                                                --------------

      Other Payments

      o     Audit fees                                                                   50,000
      o     Insurance premiums                                                          276,711
      o     Initial Hurricane Katrina mobilization costs                                238,173
      o     Working capital                                                           1,739,807
                                                                                --------------

            Sub-total                                                                 2,304,691
                                                                                --------------

      Total                                                                      $    7,350,000
                                                                                ===============

The table below summarizes contractual obligations and commitments as of March 28, 2006, including principal and interest payments on our debt (1).

                                   Total        1 Year     2-3 Years    4-5 Years   Thereafter
                                ----------   ----------   ----------   ----------   ----------
Operating Leases                $  703,326   $  670,537   $   32,789   $       --           --

Capitalized Leases--Principal      431,822      209,114      196,995       25,713           --

Capitalized Leases--Interest        36,523       23,564       12,678          281           --

Laurus Note--
Principal                        6,660,937    2,756,256    3,904,681           --           --

Laurus Note
Interest Expense--Cash             760,224      506,419      253,805           --           --

Spotless Note--Principal           500,000           --      500,000           --           --

Spotless Note--
Interest Expense                    13,828           --       13,828           --           --
                                ----------   ----------   ----------   ----------   ----------

Total                           $9,106,660   $4,165,890   $4,914,776   $   25,994   $       --
                                ==========   ==========   ==========   ==========   ==========

----------

(1) This table reflects the effectiveness of Laurus' agreement to defer the initial monthly amortization repayment in the amount of $229,688 from November 1, 2005 until January 1, 2006.

These amounts are based on assumed interest payments reflecting:

      o     the Laurus Note at a rate of 8.75% per annum;
      o     the Spotless note at a rate of 5.86% per annum; and
      o an aggregate of $431,822 of other long-term debt with maturities ranging from 3 months to 54 months for financed trucks and vehicles with interest rates ranging from 3.95% to 13.99%.

Off-Balance Sheet Arrangements

Although we do not have any financing arrangements that have not been recorded in our financial statements, our transaction with Laurus resulted in a significant discount that reduced the carrying value on our balance sheet of our debt obligation to Laurus. As of March 28, 2006, the Note had a principal balance of $6,660,937 with a corresponding discount of $5,944,304, resulting in a carrying amount of $716,634 on our balance sheet, $280,973 of which is included as a current liability and $435,661 of which is included as long-term debt.

Effect of Inflation

Inflation has not had a material impact on our operations during fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, except that we experienced an increase of 75% in fuel costs during the third quarter of this fiscal year due to increased oil prices.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk--Our primary market risk exposure relates to the shares of common stock issuable upon conversion of the Note, which we originally issued to Laurus in June 2005. In connection with the issuance of the Note, we issued to Laurus a warrant to purchase 13,750,000 shares of our common stock and an option to purchase 30,395,175 shares of our common stock. On September 12, 2005, we issued 1,500,000 shares of our common stock to Laurus in connection with its partial exercise of its option. The option issued to Laurus has been recorded at its intrinsic value, which is based on the difference between the exercise price per share and the market price per share of our common stock on June 30, 2005, the date of issuance at the inception date of the agreement. The warrant, along with shares of common stock issuable upon exercise thereof, have been recorded at their relative fair value at the June 30, 2005 inception date of the agreement, and will be recorded at fair value at each subsequent balance sheet date. Any change in value between reporting periods will be recorded as a non-operating, non-cash charge at each reporting date. The impact of these non-operating, non-cash charges could have an adverse effect on our stock price in the future. The Note also exposes us to additional risks also relating to our own common stock because if Laurus is unable to convert the loan into common stock due to low price or low trading volume in the market, we then must repay the loan in cash at a 3% premium.

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

Interest Rate Sensitivity--Interest rate risk is the risk that interest rates on our debt is fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The Laurus Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve month period and if our registration statement registering the shares of our common stock underlying the Note and warrant has been declared effective by the Securities and Exchange Commission, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 3 months to 54 months aggregating to $431,822 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $70,000 annually. This hypothetical calculation reflects the assumed interest payments for the:

      o     Note at a rate of 8.75% per annum;
      o     Spotless note at a rate of 5.86% per annum; and
      o various other debt for financed trucks and vehicles with maturities ranging from 3 months to 54 months with interest rates ranging from 3.95% to 13.99%.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of the chief executive officer and the chief financial officer of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q filed with the SEC. Based upon that evaluation and in connection with their determination that the matters described immediately below relating to changes to our internal control over financial reporting were not material, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures, as of March 28, 2006, were effective in timely alerting them to material company information required to be included in our periodic filings with the Securities and Exchange Commission.

Changes in internal control over financial reporting

During the period covered by this report, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

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

We are a plaintiff in approximately 17 lawsuits claiming an aggregate of approximately $7,173,000 pursuant to which we are seeking to collect amounts we believe are owed to us by customers that are included in our accounts receivable, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

We are a party to other litigation matters and claims that are normal in the course of our operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on our consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are included as part of this report:

10.1 Amendment and Fee Waiver Agreement, dated January 13, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: January 13, 2006) filed with the SEC on January 18, 2006).

10.2 Amendment and Fee Waiver Agreement, dated February 28, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: February 28, 2006) filed with the SEC on March 2, 2006).

10.3 Amendment and Fee Waiver Agreement, dated March 20, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: March 20, 2006) filed with the SEC on March 22, 2006).

10.4 Amendment No.1 to Employment Agreement of Michael O'Reilly, effective as of March 13, 2006 (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: April 13, 2006) filed with the SEC on April 17, 2006).

31.1  Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of
      2002.

31.2  Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of
      2002.

32.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WINDSWEPT ENVIRONMENTAL GROUP, INC.

Date: May 24, 2006              By: /s/ Michael O'Reilly
                                    -------------------------------------------
                                    MICHAEL O'REILLY,
                                    President and Chief Executive Officer
                                    (Principal Executive and Financial Officer)

                                  Exhibit Index

10.1 Amendment and Fee Waiver Agreement, dated January 13, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: January 13, 2006) filed with the SEC on January 18, 2006).

10.2 Amendment and Fee Waiver Agreement, dated February 28, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: February 28, 2006) filed with the SEC on March 2, 2006).

10.3 Amendment and Fee Waiver Agreement, dated March 20, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: March 20, 2006) filed with the SEC on March 22, 2006).

10.4 Amendment No.1 to Employment Agreement of Michael O'Reilly, effective as of March 13, 2006 (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: April 13, 2006) filed with the SEC on April 17, 2006).

31.1  Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of
      2002.

31.2  Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of
      2002.

32.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.