Form 10-Q/A
period 2005-09-27
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2006-10-19
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 2

(Mark One)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 27, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For   the transition period from _____________ to _____________.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

The number of shares of Common Stock, par value $.0001, outstanding on November 3, 2005 was 33,571,215.

                                EXPLANATORY NOTE

      This Amendment No.2 on Form 10-Q/A amends and restates certain disclosure items, including financial statements, in our Quarterly Report on Form 10-Q/A-1 for the quarter ended September 27, 2005, which first amended form was filed on February 3, 2006. We are filing this Amendment No. 2 principally to revise the accounting for the debt and equity instruments issued to Laurus Master Fund, Ltd. ("Laurus") in connection with our transactions with them on June 30, 2005. Specifically, we have applied derivative accounting to account for certain embedded derivatives, whose recognition was required due to an insufficiency of authorized common shares existing as of June 30, 2005 and continuing through September 29, 2006. On September 29, 2006, we executed an Omnibus Amendment with Laurus amending the terms of our agreements with Laurus (the "Omnibus Amendment") and pursuant thereto issued to Laurus an amended and restated secured convertible term note (the "Amended Note"). By virtue of certain provisions in the Omnibus Amendment and the Amended Note which significantly reduces the number of shares potentially issuable to Laurus, as of September 29, 2006, and through the date of the filing of this Amendment, we have a sufficient number of authorized shares to issue in the event that all of the derivative securities issued by us are exercised or converted. As a result, we believe that we will no longer have to apply derivative accounting. We anticipate that in our Form 10-Q for the three months ended September 30, 2006, the applicable derivative liability balances will be credited to equity.

      Options and warrants issued to Laurus, which were previously recorded in equity, after an allocation of the debt proceeds between such instruments and the convertible note held by Laurus, have now been recorded as derivative liabilities. In addition, we have recognized a derivative liability related to the convertible note itself. The derivative liabilities, the calculation of which required significant estimates and projections of future events, are being marked to market based on the change in our common stock price as well as other complex factors. The accounting for these embedded derivatives is discussed in the notes to the consolidated financial statements as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A-2.

      We identified the need for this amendment in connection with answering responses to comment letters that we received from the Securities and Exchange Commission (the "SEC") relating to its review of our Registration Statement on Form S-1, which we originally filed on October 3, 2005. We withdrew such Registration Statement on July 7, 2006.

      In the process of preparing this amendment, we discovered that we had not adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payments ("SFAS N0 123R") until the third quarter of fiscal 2006. SFAS No. 123R was required to be adopted at the beginning of our fiscal year. Such adoption reflects in the statement of operations for the current year the pro-forma expense which was previously required to be disclosed in the footnotes. Also, the amount now included in operations includes the cost of employment-related options issued to our chief executive officer. The previous pro-forma disclosure incorrectly omitted such cost. See Note 3 to the consolidated financial statements.

      On October 5, 2006, we filed a Form 8-K disclosing that we would be amending each of the three quarterly reports on Form 10-Q we filed for the fiscal year ended June 30, 2006. Such Form 8-K included the relevant reasons for the restatements and other related disclosures. The Form 8-K also describes the Omnibus Amendment and the Amended Note.

      We are also filing amended quarterly reports on Form 10-Q for the second and third quarters of fiscal 2006.

      We have included as exhibits to this amendment new certifications of our principal executive officer and principal financial officer and accounting officer.

      The remaining items contained within this Amendment No. 2 consist of all other items originally contained in our Quarterly Report on Form 10-Q for the quarter ended September 27, 2005 substantially in the forms filed on November 21, 2005 and February 3, 2006. Therefore, you should read this amendment together with other reports and documents that we have filed with the SEC subsequent to the filing of those forms, bearing in mind however, that we recently withdrew our Registration Statement on Form S-1. Except as expressly stated herein, this report continues to speak as of the date of the original filing and we have not updated the disclosures in this report to speak as of any later date. Information in those other reports and documents updates and supersedes some of the information contained in this Amendment. You should not deem the filing of this amendment to be an admission that our Forms 10-Q and 10-Q/A-1 filed on November 21, 2005, and February 3, 2006, respectively, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement in such filing not misleading.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 27, 2005 AND JUNE 28, 2005

                                                                                                    September 27,    June 28,
                                                                                                         2005          2005
                                                                                                    -------------   -----------
                                                                                                     (unaudited)         *
                                                                                                      (restated)     (restated)
ASSETS:
CURRENT ASSETS:
  Cash                                                                                               $    147,493   $    512,711
  Accounts receivable, net of allowance for doubtful accounts of $1,707,831 and $1,507,831,
    respectively                                                                                        8,210,155      6,755,338
  Inventory                                                                                               151,367        146,079
  Costs and estimated earnings in excess of billings on uncompleted contracts                             382,755         30,466
  Prepaid expenses and other current assets                                                               797,595         47,253
                                                                                                     ------------   ------------
  Total current assets                                                                                  9,689,365      7,491,847
                                                                                                     ------------   ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $6,546,981
  and $6,386,731, respectively                                                                          3,124,940      2,242,645
OTHER ASSETS:
  Deferred financing costs                                                                              3,210,401             --
  Other                                                                                                   191,025        322,046
                                                                                                     ------------   ------------
  Total other assets                                                                                    3,401,426        322,046
                                                                                                     ------------   ------------
TOTAL                                                                                                $ 16,215,731   $ 10,056,538
                                                                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT:
CURRENT LIABILITIES:
  Embedded derivative liabilities                                                                    $ 26,985,731   $         --
  Accounts payable                                                                                      2,784,638      1,174,840
  Liability for repurchased account receivable                                                            189,197             --
  Accrued expenses                                                                                      2,110,676      1,611,256
  Secured note payable to a related party                                                                      --      5,000,000
  Secured convertible note payable                                                                        863,041             --
  Billings in excess of costs and estimated earnings on uncompleted contracts                              96,000         83,316
  Accrued payroll and related fringe benefits                                                             600,771        528,867
  Current maturities of long-term debt                                                                    208,224        169,612
  Income taxes payable                                                                                    872,437        138,579
  Other current liabilities                                                                               655,993        489,468
                                                                                                     ------------   ------------
  Total current liabilities                                                                            35,366,708      9,195,938
                                                                                                     ------------   ------------
LONG-TERM DEBT:
  Secured note payable                                                                                    500,000             --
  Other                                                                                                   269,533        197,400
                                                                                                     ------------   ------------
  Total long-term debt                                                                                    769,533        197,400
                                                                                                     ------------   ------------
COMMITMENTS AND CONTINGENCIES
Redeemable Common Stock                                                                                        --         76,089
                                                                                                     ------------   ------------
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
  Authorized and outstanding at September 27, 2005 and June 28, 2005                                    1,300,000      1,300,000
                                                                                                     ------------   ------------
STOCKHOLDERS' DEFICIT:
  Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares outstanding                     --             --
  Non-designated preferred stock, no par value; 8,650,000 shares authorized; 0 shares outstanding
    at September 27, 2005 and June 28, 2005                                                                    --             --
  Common stock, $.0001 par value; 150,000,000 shares authorized; 33,571,215 shares
    outstanding at September 27, 2005 and 77,936,358 shares outstanding at June 28, 2005                    3,357          7,794
  Additional paid-in-capital                                                                           38,454,768     33,944,017
  Accumulated deficit                                                                                 (59,678,635)   (34,664,700)
                                                                                                     ------------   ------------
  Total stockholders' deficit                                                                         (21,220,510)      (712,889)
                                                                                                     ------------   ------------
TOTAL                                                                                                $ 16,215,731   $ 10,056,538
                                                                                                     ============   ============

* Derived from audited financial statements

                 See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Thirteen Weeks Ended
                                                                ---------------------------
                                                                September 27,   September 28,
                                                                     2005            2004
                                                                -------------   -------------
                                                                  (restated)
Revenues                                                         $  5,164,339    $  5,478,506
Cost of revenues                                                    4,385,270       4,362,123
                                                                 ------------    ------------
Gross profit                                                          779,069       1,116,383
Operating expenses:
  Selling, general and administrative expenses                      2,900,543       1,232,034
                                                                 ------------    ------------
Loss from operations                                               (2,121,474)       (115,651)
                                                                 ------------    ------------
Other expense (income):
  Mark-to-market loss on embedded derivative liabilities           20,999,559              --
  Interest expense                                                  1,412,780          65,258
  Purchase discounts and financing fees paid to related party              --         145,846
  Loss on partial extinguishment of embedded derivative               449,850              --
    option liability arising from exercise of options
  Other expense (income), net                                          22,054            (799)
                                                                 ------------    ------------
      Total other expense (income)                                 22,884,243         210,305
                                                                 ------------    ------------
Loss before provision for income taxes                            (25,005,717)       (325,956)
Provision for income taxes                                              8,218           2,589
                                                                 ------------    ------------
Net loss                                                          (25,013,935)       (328,545)
Dividends on preferred stock                                           19,500          19,500
                                                                 ------------    ------------
Net loss attributable to common shareholders                     $(25,033,435)   $   (348,045)
                                                                 ============    ============
Basic and diluted loss per common share:                         $       (.76)   $        .00
                                                                 ============    ============
Weighted average number of common shares outstanding:
  Basic and diluted                                                32,888,414      77,936,358
                                                                 ============    ============

                 See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                   (RESTATED)

                                                                   Common Stock
                                                            -------------------------    Additional
                                                             Number of                    Paid-in     Accumulated
                                                              Shares       Par Value      Capital        Deficit        Total
                                                            -----------   -----------   -----------   ------------   ------------
Balance at June 28, 2005                                     77,936,358   $     7,794   $33,944,017   $(34,664,700)  $   (712,889)
Spotless Transactions:
    Cancellation of Spotless
    shares, net of shares
    sold to Michael O'Reilly                                (45,865,143)       (4,587)        4,587             --             --
    Early extinguishment of
    Spotless Note, accrued
    interest and
    administrative fees (net
    of tax effect of $731,640)                                       --            --     1,230,228             --      1,230,228
    Surrender of Redemption
    Right with respect to
    Common Stock                                                     --            --        76,089             --         76,089
    Value of Spotless shares
    sold to Michael O'Reilly
    less consideration                                               --            --     1,195,708             --      1,195,708
Options granted to preferred stockholders
  for forbearance of mandatory
  redemption and dividends                                           --            --        44,650             --         44,650
Exercise of 1,500,000 options that had been
  included in embedded option derivative
  liability, recorded at market value at date of exercise     1,500,000           150       584,850             --        585,000
Stock-based compensation                                             --            --     1,394,139             --      1,394,139
Dividends on Series A preferred stock                                                       (19,500)                      (19,500)
Net loss                                                             --            --            --    (25,013,935)   (25,013,935)
                                                             ----------   -----------   -----------   ------------   ------------
Balance at September 27, 2005                                33,571,215   $     3,357   $38,454,768   $(59,678,635)  $(21,220,510)
                                                             ==========   ===========   ===========   ============   ============

                 See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     Thirteen Weeks Ended
                                                                                                -----------------------------
                                                                                                September 27,   September 28,
                                                                                                     2005            2004
                                                                                                -------------   -------------
                                                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                       $(25,013,935)     $(328,545)
  Adjustments to reconcile to net cash (used in) provided by operating activities:
    Mark-to-market loss on embedded derivative liabilities                                         20,999,559             --
    Non-cash interest expense on convertible secured note                                             692,951             --
    Loss on exercise of 1,500,000 options                                                             449,850             --
    Depreciation and amortization                                                                     160,250        165,952
    Provision for doubtful accounts, net                                                              200,000        159,332
    Amortization of deferred financing cost                                                           292,809             --
    Amortization of discount on secured convertible note                                              291,252             --
    Stock-based compensation                                                                        1,394,139             --
  Changes in operating assets and liabilities:
    Accounts receivable                                                                            (1,465,620)      (999,315)
    Inventory                                                                                          (5,288)        10,548
    Costs and estimated earnings in excess of billings on uncompleted contracts                      (352,289)       332,075
    Income tax refund                                                                                      --        641,795
    Prepaid expenses and other current assets                                                        (750,342)       (18,786)
    Other assets                                                                                      131,021         (6,000)
    Accounts payable and accrued expense                                                            2,221,087        131,437
    Accrued payroll and related fringe benefits                                                        71,904         33,848
    Other current liabilities                                                                         102,715        351,580
    Billings in excess of costs and estimated earnings on uncompleted contracts                        12,684       (186,489)
                                                                                                 ------------      ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:                                                 (567,253)       287,432
                                                                                                 ------------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                                (885,482)       (56,011)
                                                                                                 ------------      ---------
NET CASH USED IN INVESTING ACTIVITIES                                                                (885,482)       (56,011)
                                                                                                 ------------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                                                                (46,318)       (90,531)
  Proceeds from long-term debt                                                                        157,063             --
  Exercise of stock options                                                                               150             --
  Payments for deferred financing costs                                                            (2,261,510)            --
  Repayment and cancellation of secured note payable to a related party                            (2,761,868)            --
  Proceeds from secured notes payable                                                               6,000,000             --
                                                                                                 ------------      ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                 1,087,517        (90,531)
                                                                                                 ------------      ---------
NET (DECREASE) INCREASE IN CASH                                                                      (365,218)       140,890
CASH - BEGINNING OF PERIOD                                                                            512,711         63,562
                                                                                                 ------------      ---------
CASH - END OF PERIOD                                                                             $    147,493      $ 204,452
                                                                                                 ============      =========
Cash paid during the period for:
  Interest                                                                                       $     91,477      $ 168,726
                                                                                                 ============      =========
  Income taxes                                                                                   $         --      $      --
                                                                                                 ============      =========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Recognition of embedded derivative liabilities                                                   $  6,121,172      $      --
                                                                                                 ============      =========
Recognition of discount on secured convertible note                                              $  5,428,211      $      --
                                                                                                 ============      =========
Capitalized gain on extinguishment of secured note payable - related party                       $  1,230,228      $      --
                                                                                                 ============      =========
Financing cost related to guaranties of CEO remunerated through sale of discounted shares        $  1,195,708      $      --
                                                                                                 ============      =========
Account receivable repurchased in connection with refinancing                                    $    189,197      $      --
                                                                                                 ============      =========
Property and equipment acquired through financing                                                $    157,063      $      --
                                                                                                 ============      =========
Paid-in capital attributable to reduction in derivative option liability upon option exercise    $    135,000      $      --
                                                                                                 ============      =========
Capitalized cancellation of put right relating to redeemable common stock                        $     76,089      $      --
                                                                                                 ============      =========
Financing cost related to issuance of options to preferred stockholders                          $     44,650      $      --
                                                                                                 ============      =========

                 See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its subsidiaries, Trade-Winds Environmental Restoration, Inc. ("Trade-Winds") and North Atlantic Laboratories, Inc. All inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of September 27, 2005, the results of operations for the thirteen weeks ended September 27, 2005 and September 28, 2004 and cash flows for the thirteen weeks ended September 27, 2005 and September 28, 2004, have been included. Certain prior period amounts have been reclassified to conform to the September 27, 2005 presentation.

      The results for the thirteen weeks ended September 27, 2005 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 28, 2005, as amended.

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

2. RESTATEMENT - As more fully described in Note 7, on June 30, 2005, the Company entered into a financing transaction with Laurus Master Fund, Ltd. ("Laurus") pursuant to the terms of a securities purchase agreement and related documents, as subsequently amended. An integral part of the transaction, among others, was the issuance to Laurus of an option to purchase 30,395,179 shares of common stock, exercisable at $0.0001 per share, and a warrant to purchase 13,750,000 shares of common stock, exercisable at $0.10 per share.

      The Company initially recognized the value of these equity instruments in accordance with Accounting Principles Board Opinion No. 14 and Emerging Issues Task Force (EITF) Consensuses 98-5 and 00-27. Under such method, the intrinsic value of the options and the fair value of the warrants were calculated and the proportionate values of the resulting debt and equity components were recognized as debt discounts with equivalent credits to equity. The beneficial conversion features of the warrants, including the effective values under EITF 00-27, were also recognized. All of the discounts were initially being amortized over the life of the debt in accordance with the latter pronouncement.

      The September 27, 2005 interim financial statements were previously restated to account for additional deferred financing costs, certain corrections to the value of the warrant and the beneficial conversion feature, adjustments to the amount of liabilities forgiven by the prior lender, as well as the correction of the tax effects related thereto, and corrections to the value of shares issued to the Company's President and CEO. The effect of all such adjustments was to increase the net loss for the period by $81,660.

      The Company has now determined that principally due to an insufficiency of authorized common shares existing as of June 30, 2005 and continuing through September 29, 2006 as well as the nature of various terms in the secured convertible note and related agreements, the initial approach to the accounting for the equity instruments as well as the secured convertible note issued to Laurus itself was incorrect. In accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities, and EITF Consensus 05-2, such insufficiency of authorized common shares as well as the potential future actions by the lender/holder prohibits the recognition of the option and warrant in equity, thereby relegating them to liability classification with embedded derivatives. Further, the attributes of the secured convertible note, together with the authorized share insufficiency, requires application of derivative accounting to account for the resulting embedded derivative in the note as well as those embedded in the option and the warrant. These derivative liabilities, the measurement of which requires significant estimates and projections of future events, are being marked to market based on the change in the Company's common stock prices as well as other complex factors, discussed in Note 7.

      If the authorized share insufficiency ceases to apply, the applicable derivative liability balances will be credited to equity. The Company believes that by virtue of the Omnibus Amendment, dated September 29, 2006, entered into between Laurus and the Company, as well as the amended and restated secured convertible term note issued to Laurus pursuant thereto, the number of authorized shares as of September 29, 2006 is sufficient. See Explanatory Note.

      The Company has also restated its financial statements to record $1,394,139 of stock-based compensation expense reflecting both the adoption of SFAS No. 123R at the beginning of the current fiscal and the inclusion therein of employment-related stock options issued to the Company's chief executive officer. See Note 3.

      For the thirteen weeks ended September 27, 2005, the effects of the restatement on our balance sheet and statement of operations are as follows:

                                           As Previously   Restatement    As Restated
Financial Statement Caption                  Presented     Adjustment       Herein
----------------------------------------   -------------  ------------   ------------
                                                            Increase
Balance Sheet                                              (Decrease)
Current Assets                              $  9,689,365  $         --   $  9,689,365
                                            ------------  ------------   ------------
Total Assets                                $ 16,215,731  $         --   $ 16,215,731
                                            ============  ============   ============
Current Liabilities:
  Embedded derivative liabilities           $         --  $ 26,985,731   $ 26,985,731
  Secured convertible debenture                  326,414       536,627        863,041
                                           ------------  ------------   ------------
Total Current Liabilities                      7,844,350    27,522,358     35,366,708
Long-Term Liabilities
  Secured convertible debenture                  718,110      (718,110)            --
                                            ------------  ------------   ------------
Total Liabilities                              9,331,993    26,804,248     36,136,241
                                            ------------  ------------   ------------
Stockholders' Equity:
  Common stock                                     3,375           (18)         3,357
  Additional paid-in capital                  41,566,504    (3,111,736)    38,454,768
  Accumulated deficit                        (35,986,141)  (23,692,494)   (59,678,635)
                                            ------------  ------------   ------------
Total Stockholders' Equity (Deficit)           5,583,738   (26,804,248)   (21,220,510)
                                            ------------  ------------   ------------
Total Liabilities and Stockholders'
  Equity (Deficit)                          $ 16,215,731  $         --   $ 16,215,731
                                            ============  ============   ============
Statement of Operations
Revenues                                    $  5,164,339  $         --   $  5,164,339
                                            ------------  ------------   ------------
Gross profit                                     779,069            --        779,069
                                            ------------  ------------   ------------
Total operating expenses                       1,506,404     1,394,139      2,900,543
                                            ------------  ------------   ------------
Loss from operations                             727,335     1,394,139      2,121,474
                                            ------------  ------------   ------------
Other expense (income):
  Mark-to-market loss on embedded
    derivative liabilities                            --    20,999,559     20,999,559
  Interest expense                               563,834       848,946      1,412,780
  Loss on partial extinguishment of
    embedded derivative option liability
    arising from exercise of options                  --       449,850        449,850
                                            ------------  ------------   ------------
Total other expense (income)                     585,888    22,298,355     22,884,243
                                            ------------  ------------   ------------
Loss before provision for income taxes        (1,313,223)  (23,692,494)   (25,005,717)
                                            ------------  ------------   ------------
Net loss                                    $ (1,321,441) $(23,692,494)  $(25,013,935)
                                            ------------  ------------   ------------
Net loss attributable to common
  stockholders                              $ (1,340,941) $(23,692,494)  $(25,033,435)
                                            ============  ============   ============
Basic and diluted loss per share            $      (0.04) $      (0.72)  $      (0.76)
                                            ============  ============   ============
Basic and diluted weighted average
  shares outstanding                          34,716,071    (1,827,657)    32,888,414
                                            ============  ============   ============

      The effect of applying derivative accounting was to increase the net loss for the period by $22,298,355, principally due to the mark-to-market loss of $20,999,559 on the embedded derivative liabilities. For further information on the assumptions, estimates and methods used to measure the derivative liabilities, see Note 7.

3. STOCK-BASED COMPENSATION - The Company's three stock option plans, which are shareholder approved, permit the grant of share options to its employees for up to 5,150,000 shares of common stock as stock compensation. All stock options under the plans are granted at the fair market value of the common stock at the grant date. Employee stock options vest immediately and generally expire 10 years from the grant date.

      The Company has restated its financial statements for the thirteen weeks ended September 27, 2005 to reflect the adoption, as of June 29, 2005, of Financial Accounting Standard No. 123 (Revised) "Share Based Payment" ("SFAS 123R"). This statement requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. The new standard replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. In addition, the Company adheres to the guidance set forth within SEC ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

      In adopting this standard, the Company is utilizing the modified prospective method, under which the provisions are applied to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards is based on the grant-date fair value of those awards. For the applicable periods which precede the standard's effective date, a pro-forma presentation is provided, similar to the disclosure required under the prior reporting standards.

      Prior to June 29, 2005, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, no compensation cost, was recognized in the consolidated statements of operations. In accordance with SFAS No. 123, the Company disclosed certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. The Company complied with these disclosure requirements for all applicable periods prior to June 29, 2005.

      Stock option compensation expense in fiscal 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting period for entire portion of the award. The following table addresses the additional disclosure requirements of SFAS 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123R had been applied to all outstanding and unvested awards in the prior year comparable period. For comparison purposes, the current period, which reflects the adoption of the standard, is also shown:

                                              Thirteen Weeks Ended
                                         -----------------------------
                                         September 27,   September 28,
                                              2005            2004
                                         -------------   -------------
                                          (Restated)
Net loss as reported (including
  stock-based compensation
  of $1,394,139 in 2005)                  $(25,013,935)    $(328,545)
Add:  Stock-based employee
  compensation cost in 2004
  determined under the fair value
  method, net of related tax effects               --        (25,849)
                                          ------------     ---------
Net loss (2004 - pro-forma)               $(25,013,935)    $(354,394)
Basic and diluted loss per share:
  As reported                             $       (.76)    $     .00
  Pro forma (2004)                                 N/A     $     .00

      The amount of $1,394,139 noted parenthetically above for 2005 exceeds the amount previously disclosed as pro-forma expense by $1,337,889, due to the prior inadvertent omission of 15,469,964 common stock purchase options that had been issued to the Company's chief executive officer on June 30, 2005, the second day of the current fiscal year. The fair value of these options, determined in accordance with SFAS No. 123R, is now included in operations. See Note 7. The effect of the correction on loss per share was an increase of $0.04.

4. NET LOSS PER COMMON SHARE -Basic and diluted loss per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The following table sets forth the computation of the basic and diluted loss per share for the thirteen weeks ended September 27, 2005 and September 28, 2004, respectively:

                                             Thirteen Weeks Ended
                                         -----------------------------
                                         September 27,   September 28,
                                              2005            2004
                                         -------------   -------------
Numerator:                                 (Restated)
Net loss attributable to common
  Shareholders                            $(25,013,935)   $  (348,045)
Denominator:
  Share reconciliation:
  Shares used for basic loss
    per share                               32,888,414     77,936,358
  Effect of dilutive items:
    Stock options                                   --             --
    Convertible securities                          --             --
  Shares used for diluted loss
    per share                               32,888,414     77,936,358
Loss per share:
  Basic and diluted                       $       (.76)   $       .00

      The diluted loss per share for the thirteen week period ended September 27, 2005 excludes from the calculation 85,876,663 shares issuable upon the exercise of stock options and warrants and 67,966,667 shares issuable upon the conversion of convertible securities, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company's net loss during this period. Taking into account the Company's 150,000,000 share authorization, the maximum number of additional shares that could have been outstanding during the period was 117,111,586.

5. PROVISION FOR INCOME TAXES - The provision for income taxes for the thirteen week periods ended September 27, 2005 and September 28, 2004 consists of the following:

                                              Thirteen Weeks Ended
                                         -----------------------------
                                         September 27,   September 28,
                                             2005             2004
                                         -------------   -------------
Federal - current                            $   --          $   --
State - current                               8,218           2,589
                                             ------          -------
Total                                        $8,218          $2,589

      The effective rate for income taxes differs from the statutory rate primarily as a result of the 100% valuation allowance against deferred tax assets. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized.

      The Company also has a tax liability of $686,893 in connection with the cancellation of a secured note payable to a related party, which has been credited to additional paid-in capital, as more fully described in Note 6.

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

      The Company is a plaintiff in approximately 20 lawsuits, including those described above, claiming an aggregate of approximately $5,000,000 pursuant to which it is seeking to collect amounts it believes are owed to it by customers, included in its accounts receivable, primarily with respect to changed work orders or other modifications to its scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

      The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial statements.

7. FINANCING AND RELATED PARTY TRANSACTIONS - As of June 28, 2005, the Company owed its parent company, Spotless Plastics (USA) Inc., $5,000,000, collateralized by all of the Company's assets. Also at that date, Spotless was due payment from third parties for accounts receivable in the amount of $158,469 purchased under its accounts receivable agreement with the Company, dated February 5, 2004. As of such date, Spotless had purchased from the Company an aggregate amount of its accounts receivable equaling $4,991,252 at an aggregate purchase discount of $911,202, for an aggregate purchase price of $4,080,050. Pursuant to the accounts receivable finance agreement, Spotless was able to purchase certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. Pursuant to an administrative services arrangement, Spotless also provided the Company with certain administrative services including the services of its former vice president of finance and administration. During the fiscal 2005, Spotless charged the Company an administrative fee of $84,138, which was unpaid and included in accrued expenses at June 28, 2005. On June 30, 2005, Spotless agreed to forgive the $84,138 in administrative fees that was outstanding.

      As discussed below, on June 30, 2005, the Company borrowed $5,000,000 from Laurus. From the loan proceeds, $2,750,000 was repaid to Spotless. The Company also issued a subordinated secured promissory note to Spotless in the principal amount of $500,000, bearing interest at LIBOR plus 1%. This note requires payments of principal and interest of $50,000 commencing July 1, 2007 until all amounts due thereunder are fully paid, so long as the Company is not in default on the Laurus note. The note the Company issued to Spotless, together with the $2,750,000 payment to Spotless referred to above, fully satisfied all of the Company's financial obligations to Spotless.

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

      On June 30, 2005, the Company entered into the financing transaction with Laurus, pursuant to a securities purchase agreement, as amended, and related documents. Under the terms of the transaction, the Company issued to Laurus:

            o a three-year secured convertible term note, dated June 30, 2005, in the principal amount of $5,000,000. The note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but to not less than 0%) for every 25% increase in the market price (as defined therein) of the Company's common stock above the fixed conversion price of $.09 following the effective date(s) of the registration statement or registration statements covering the shares of the Company's common stock underlying the note and the warrant issued to Laurus;

            o pursuant to the terms of an option agreement, dated June 30, 2005, a twenty-year option to purchase 30,395,179 shares of the Company's common stock at a purchase price of $0.0001 per share; and

            o pursuant to the terms of a common stock purchase warrant, dated June 30, 2005, a seven-year common stock purchase warrant to purchase 13,750,000 shares of the Company's common stock at a purchase price of $0.10 per share.

            o Under the accounting methodology initially employed, as discussed in Note 2, recognition of actual and effective beneficial conversion features under EITF Consensuses 98-5 and 00-27 aggregating $4,401,854 resulted in the $5,000,000 note being recorded at $598,146.

      After consummating the transaction on June 30, 2005 and prior to September 27, 2005, Laurus subsequently provided additional financing to the Company on the same terms and conditions as follows:

            o On July 13, 2005, Laurus loaned the Company an additional $350,000, and the Company amended and restated the note, to be in the principal amount of $5,350,000. The shares issuable upon conversion of the face value of this amended and restated Note were initially recorded with a beneficial conversion feature valued at $38,889, which was credited to additional paid-in capital. The remaining $311,111 was initially added to the carrying value of the Note on the Company's balance sheet.

            o On September 9, 2005, Laurus loaned the Company an additional $650,000, and the Company further amended and restated the Note to be in the principal amount of $6,000,000. The shares issuable upon conversion of the additional face value of this amended and restated Note were initially recorded with a beneficial conversion feature amounting to $650,000, which was credited to additional paid-in capital. As a result, the initial carrying value thereof was $0.

      Under the accounting methodology originally employed, the three tranches of the $6,000,000 note, issued in the first quarter of fiscal 2006, were recorded at an aggregate value of $909,257. The aggregate discount of $5,090,743 was being amortized over the three-year note term. As discussed in Note 2 and below, the accounting for the note has been changed and the financial statements as of and for the three months ended September 27, 2005 restated herein to reflect the embedded derivatives related to the financing and derivative accounting under SFAS No. 133 and EITF 00-27 has been applied.

      On October 6, 2005, Laurus loaned the Company an additional $1,350,000, and the Company further amended and restated the note to be in the principal amount of $7,350,000. Under the previous accounting, the shares issuable upon conversion of the face value of this additional tranche were recorded with a beneficial conversion feature amounting to $1,350,000, which was credited to additional paid-in capital. As a result, the initial carrying value of the fourth tranche, recorded in the second fiscal quarter of 2006, was $0. As noted in the previous paragraph, this accounting has been changed to reflect the embedded derivatives related to the financing.

      The convertible note, in the principal amount of $7,350,000 as of December 1, 2005, is the only note issued to Laurus by the Company that is currently outstanding. As a result of applying the derivative accounting referred to above, embedded derivative liabilities related to the note, the option and the warrant were recognized in the initial aggregate amount of $6,121,172. Also, a discount in the amount of $5,428,211 related to the $6,000,000 note was recorded.

      In conjunction with the Laurus transactions, the Company entered into a registration rights agreement, as amended, which obligated it, among other things, to file its initial registration statement on Form S-1 with the SEC on or before November 22, 2005 or be subject to a liquidated damages claim. Laurus waived the liquidated damages during the periods covered by this Form 10-Q.

      During the quarter ended September 27, 2005, Laurus exercised a portion of its option and purchased 1,500,000 shares of common stock of the Company at $0.0001 per share, when the market value of the Company's common stock was $0.39 per share. This exercise reduced the embedded derivative liability related to the option by $135,000 (the fair value of the stock at the date the option were issued) and also resulted in a loss on the exercise in the amount of $449,850 or $0.2999 per share (the difference between the fair value at the date of exercise and issuance, less the $0.0001 per share exercise price).

      For the quarterly period ended September 27, 2005, application of derivative accounting resulted in a mark-to-market loss of $20,999,559. Total embedded derivative liabilities at September 27, 2005 were $26,985,731 as follows:

Convertible note, convertible at $0.09 per share   $12,912,822
Option, exercisable at $0.0001 per share             9,535,409
Warrant, exercisable at $0.10 per share              4,537,500
                                                   -----------
Total                                              $26,985,731
                                                   ===========

      In addition to the loss on the option exercise and the mark-to-market loss on the embedded derivative liabilities, the Company recognized additional interest expense of $848,946. The net result of the restatement related to derivative accounting was to increase net loss by $22,298,355 and loss per share by $0.68.

      In calculating the derivative liabilities, the following factors were projected over various periods through the June 30, 2008 maturity date of the note:

            o the prime interest rate was projected to increase 0.25% per quarter for the first year;

            o    the future volatility of common stock was projected at 150%;

            o the stock price annual growth rate was estimated at the cost of equity;

            o    a default on registration requirements was projected at 5.0%;

            o other forms of default were projected at 5.0% initially, increasing 0.1% monthly;

            o the availability of alternative financing to redeem the note, if exercise of redemption option was triggered, starting at 0%, increasing monthly by 1% to a maximum of 25%;

            o    the twenty-two day trading volume remaining flat; and

            o    the weighted average reset price projected at $0.0899

      On June 30, 2005, Messrs. Peter Wilson, John Bongiorno, Ronald Evans and Brian Blythe, who were nominees of Spotless, resigned as directors of the Company, and Mr. Charles L. Kelly, Jr., also a Spotless nominee, resigned as the Company's chief financial officer and as a director. In addition, Mr. Joseph Murphy, an employee of Spotless, resigned as the Company's secretary and vice president of finance and administration. Pursuant to a transition services agreement, Spotless agreed to provide the services of Mr. Murphy to the Company, in the following areas:

            o    administration;

            o    accounting, finance and risk management; and

            o assisting in the preparation and review of its reports filed with the SEC

      Such agreement provided for a six-month transitional period, with a fee of $5,000 per month and a payment of $25,000 to Mr. Murphy at the end of such period.

      On June 30, 2005, Spotless, through one of its wholly owned subsidiaries, sold 15,469,964 shares of common stock of the Company to Michael O'Reilly, the Company's president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued by Mr. O'Reilly to Spotless, bearing interest at LIBOR plus 1%. Spotless also surrendered its remaining 45,865,143 shares to the Company for cancellation, resulting in a credit of $4,587 to additional paid-in capital.

      Mr. O'Reilly issued a personal guaranty to Laurus for $3,250,000 of the note due to it.

      In addition, the Company issued a ten-year option, exercisable at $.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of common stock in connection with his:

            o agreement to a new employment agreement, which (a) does not include a put right that existed in his old employment agreement requiring the Company, under certain circumstances, to buy his shares of common stock and shares underlying his options, and (b) calls for a base salary of $285,000 per year and a bonus equal to 2.5% of the Company's pre-tax income, as defined in the employment agreement; and

            o agreement to personally guarantee the Company's bonding obligations,

      each of the above was a condition precedent to the consummation of the financing transaction with Laurus.

      The accompanying financial statements have been restated to include in operations the $1,337,889 fair value of the employment-related option to purchase 15,469,964 shares, calculated in accordance with SFAS No.123R. See Note 3. No portion of this option was allocated to Mr. O'Reilly's guaranty to Laurus.

      On May 24, 2005, the Company issued to Michael O'Reilly non-plan five-year options, exercisable at $.1875 and $0.01 per share, to purchase 250,000 and 2.000,000 shares of common stock, respectively. These options, issued in connection with his employment as the Company's president and chief executive officer, were recorded based on their intrinsic value. The Company recognized a related expense of $100,000 pursuant to APB No. 25, which was still in effect at the date these options were granted.

      On June 30, 2005, the Company issued ten-year options, exercisable at $.09 per share, to its series A convertible stock preferred stockholders, including Dr. Kevin Phillips, one of its directors, to purchase an aggregate of 500,000 shares of its common stock. The fair value of these options, $44,650, was recorded as deferred financing costs and a credit to additional paid-in capital. The Company also agreed to pay out of legally available funds accrued and unpaid dividends in an aggregate of (i) $35,000 to the series A convertible preferred stockholders, on each June 30, 2005, September 30, 2005 and December 30, 2005 and (ii) $50,000 to the
      series A convertible preferred stockholders on February 28, 2007. In the aggregate, this was in consideration for their agreement to:

            o propose and vote in favor of an amendment to the Company's certificate of incorporation in order to accommodate the full issuance of the shares of common stock underlying the secured convertible note, the option and warrant the Company issued to Laurus;

            o postpone their right, upon six months' notice after February 2007, to require the Company to redeem their series A convertible preferred stock, until the earlier of six months after repayment of the note or June 30, 2010;

            o defer receipt of dividend payments on the series A convertible preferred stock due after June 30, 2005, until the earlier of six months after repayment of the note or June 30, 2010; and

            o    forbear from appointing a second director until the earlier of
                 (a) June 30, 2008 or (b) the repayment in full of the note.

      On June 30, 2005, Michael O'Reilly and the series A convertible preferred stock stockholders, including Dr. Kevin Phillips, a director, agreed, pursuant to a forbearance and deferral agreement to which the Company is a party, to propose and vote in favor of, at the Company's next annual shareholders meeting to be held by a specified date, an amendment to the Company's certificate of incorporation in order to accommodate the full issuance of the shares of common stock underlying the note, the option and warrant the Company issued to Laurus. In addition, Mr. O'Reilly, the series A convertible preferred stock stockholders and Anthony P. Towell, a director, entered into lock-up agreements with Laurus that prohibit a disposition of their shares of common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the note the Company issued to Laurus or (b) June 30, 2010.

      On December 6, 2004, the Company issued a ten-year option, exercisable at $0.035 per share, to Dr. Kevin Phillips to purchase 100,000 shares under the Company's 2001 Equity Incentive Plan in connection with his services as director.

      As a result of these transactions, the Company has recorded deferred financing costs as follows:

                               Item                                     Amount
------------------------------------------------------------------   -----------
Transactional, insurance costs and professional fees                  $2,262,852
Deemed cost to the Company of the 15,469,964 shares of common
  stock sold by Spotless to the Company's CEO                          1,195,708
Options granted to preferred stockholders for forbearance of
  redemption and other rights                                             44,650
                                                                      ----------
Total recognized                                                      $3,503,210
Amortization of deferred costs for the thirteen weeks ended
  September 27, 2005                                                     292,809
                                                                      ----------
Deferred financing costs, net                                         $3,210,401
                                                                      ==========

      On May 24, 2005, the Company issued a non-plan ten-year option, exercisable at $0.06 per share, to Anthony P. Towell to purchase 250,000 shares in connection with his service on the then-existing special committee of the Company. On December 6, 2004, the Company issued a ten-year option exercisable at $0.035 per share to Mr. Towell under its 2001 Equity Incentive Plan in connection with his service as a director of the Company.

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

      The Company had an oral understanding with Michael O'Reilly pursuant to which the Company paid the full carrying costs, including mortgage payments, of a condominium that he beneficially owned and that the Company used for marketing and employee-relations purposes. The full carrying costs during the Company's fiscal years ended June 28, 2005 and June 29, 2004 were approximately $7,150 and $17,800, respectively. In connection with this arrangement, the Company also provided mitigation and restoration goods and services to Mr. O'Reilly in connection with severe water damage caused by a failed water heater at the condominium that he beneficially owned and which he allowed the Company to use for marketing and employee-relations purposes. In connection with these services, the Company's entire direct costs and allocated overhead, without a markup, equaled approximately $56,780.

      In February 1997, the Company issued 650,000 shares of redeemable convertible preferred stock to Dr. Kevin Phillips, a director and an additional 650,000 shares of redeemable convertible preferred stock to a business partner of Dr. Phillips. Preferred stock dividends of $19,500 are accrued quarterly, but no dividends have been paid subsequent to fiscal 2004.

      The Company believes that all transactions it has entered into with its officers, directors and principal stockholders, except its provision of mitigation and restoration services to its president and chief executive officer as discussed above, have been on terms no less favorable to the Company than those available from unrelated third parties.

8. SUBSEQUENT EVENTS - In conjunction with the Laurus transactions, the Company entered into a registration rights agreement, as amended, which obligated it, among other things, to file with the SEC a registration statement on Form S-1 on or before September 23, 2005 or be subject to a liquidated damages claim. Laurus granted the Company an extension during which time no liquidated damage claim was assessed, and the Company filed its Form S-1 on October 3, 2005, prior to the expiration of the extension.

      Subsequent to June 28, 2005 and in the wake of Hurricane Katrina, the Company has established offices in Louisiana and is directing considerable resources to generating new business opportunities in that area.

      On October 6, 2005, Laurus loaned the Company an additional $1,350,000, and the Company amended and restated the Laurus note to be in the principal amount of $7,350,000. See Note 7.

      On November 10, 2005, Laurus granted the Company a two-month deferral of required principal payments, pursuant to which the Company's first principal payment under the Laurus note has been deferred from November 1, 2005 until January 1, 2006. On November 23, 2005, Laurus agreed to (a) waive the fee associated with the lack of effectiveness of the Form S-1 by November 22, 2005, (b) postpone the date by which the Company must have the Form S-1 declared effective until February 10, 2006 and (c) postpone the date by which the Company must increase its authorized capital from December 31, 2005 until January 31, 2006.

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

Our revenues are derived primarily from providing emergency response, remediation and disaster restoration services to new and repeat customers on time and materials basis or pursuant to fixed-price contracts, including in connection with sudden catastrophes, such as in connection with the services that we are providing in the aftermath of Hurricanes Katrina and Wilma. In the thirteen week period ended September 27, 2005 and in the prior fiscal year, substantially all of our revenues were derived from time and materials contracts. Under our fixed-price contracts, we assess the scope of work to be done and contract to perform a specified scope of work for a fixed price, subject to adjustment for work outside such scope of work, upon prior approval by our customers. Because most of our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of our projects are performed on a time and materials basis. Under our time and materials contracts, we charge our customers for labor, equipment usage, allocated overhead and a markup relating thereto. Our cost of revenues consists primarily of labor and labor-related costs, insurance, benefits and insurance, travel and entertainment, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, legal fees, sales salaries, marketing and consulting.

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

In light of the foregoing, we expect to generate sufficient cash flow from operations to support our working capital needs and to adequately fund our current operations for at least the next twelve months. However, any further difficulty in collecting our accounts receivable or further significant growth could adversely affect our liquidity. In the event that we do not generate sufficient positive cash flow from operations, we may need to seek additional financing in addition to the financing provided by Laurus. Laurus is under no obligation to provide any further funding to us. Currently, we have no credit facility for additional borrowing.

On June 30, 2005, we issued to Laurus a three-year secured convertible term note in the principal amount of $5,000,000. Subsequently, Laurus loaned us an additional $2,350,000, and we amended and restated the note accordingly. As of December 1, 2005, the principal amount of the Laurus note outstanding equaled $7,350,000. On November 10, 2005, Laurus agreed to defer the principal monthly payments due in November and December 2005 in the aggregate amount of $459,375 until June 30, 2008, the maturity date of the Laurus note, in order to facilitate financing of our gulf coast and Florida operations.

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

Restatement

The accompanying financial statements have been restated to correct the accounting in two principal areas as follows:

      o to apply derivative accounting applicable to the Laurus financing entered into on June 30, 2005, which had the net effect of increasing our reported loss and total liabilities by $22,298,355 and $26,804,248, respectively, with an equivalent effect of the latter amount on stockholders' equity, resulting in an aggregate deficit therein of $21,220,510. Specifically, we have recognized embedded derivative liabilities, related to the convertible note as well as the common stock purchase options and warrants issued to Laurus. The recognition of these embedded derivative liabilities was required due to an insufficiency of authorized common shares existing as of June 30, 2005 and continuing through September 29, 2006. See Explanatory Note. The largest single component of the restatement was the $20,999,559 mark-to-market loss during the quarter on the derivative liabilities, principally related to an increase in the price of our common stock from $0.09 to $0.33.

      o to adopt SFAS No. 123R at the beginning of the current year, as well as to include in the accounting for stock-based compensation, an option to purchase 15,469,964 shares of common stock, with a fair value of $1,337,889, issued to our chief executive officer on the second day of the current fiscal year. The omission of this amount in the pro-forma disclosures previously presented was inadvertent. This increase in reported general and administrative expenses and net loss had no effect on reported assets, liabilities or equity, as the charge was offset by an equivalent credit to additional paid-in capital.

The net effect of the restatement on our financial statements was an increase in our net loss for the quarter of $23,692,494. The effect on liabilities and equity is totally attributable to the adoption of derivative accounting as shown in the second preceding paragraph. For further details on these adjustments to our financial statements, see Notes 2, 3 and 7 as well as elsewhere in this discussion.

We identified the need for this amendment in connection with answering responses to comment letters that we received from the SEC relating to its review of our Registration Statement on Form S-1, which we originally filed on October 3, 2005. We withdrew such Registration Statement on July 7, 2006.

Ability to Continue as a Going Concern

Our independent auditors raised a concern in their report on our financial statements for our 2005 fiscal year about our ability to continue as a going concern. Due to our recurring losses from operations, working capital deficit, stockholders' deficit and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, there is substantial doubt about our ability to continue as a going concern. Although we had a net profit of $53,066 for our 2005 fiscal year, the recognition of significant embedded derivative liabilities together with the uncertainty about our ability to continue as a going concern may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal year ended June 28, 2005, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and our unaudited interim consolidated financial statements as restated for our fiscal quarter ended September 27, 2005. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for embedded derivative liabilities, stock based transactions, contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

Embedded Derivative Liabilities- In order to calculate the derivative liabilities, we have projected the following factors over various periods through the June 30, 2008 maturity date of the note:

            o the prime interest rate was projected to increase 0.25% per quarter for the first year;

            o    the future volatility of common stock was projected at 150%;

            o the stock price annual growth rate was estimated at the cost of equity;

            o    a default on registration requirements was projected at 5.0%;

            o other forms of default were projected at 5.0% initially, increasing 0.1% monthly;

            o the availability of alternative financing to redeem the note, if exercise of redemption option was triggered, starting at 0%, increasing monthly by 1% to a maximum of 25%;

            o    the twenty-two day trading volume remaining flat; and

            o    the weighted average reset price projected at $0.0899

At the end of each successive quarterly period, we must re-measure the embedded derivative liabilities against revised projections, with the revisions therein directly based on the actual experience. Each of the above factors contributes differently to the actual calculations, but we believe the variations in our stock price to be the most significant.

In addition, at such time that we achieve sufficient authorized common shares, the existing derivative liabilities will be credited to equity at their then measured values. We believe that, by virtue of the Omnibus Amendment entered into with Laurus on September 29, 2006, together with the amended and restated
note issued to Laurus pursuant thereto, we achieved having sufficient authorized shares as of that date. See Explanatory Note.

Stock Based Transactions - We consummated various transactions where we paid the consideration primarily in options or warrants to purchase our common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

When options or warrants to purchase our common stock are used as incentives for employees, officers or directors, we now use the fair value method as required by SFAS No.123R. The accompanying restated financial statements reflect the adoption of this pronouncement as of the beginning of fiscal 2006, as required. Prior to the restatement reported herein, we had continued to disclose the pro-forma effects of adopting the predecessor standard, SFAS No. 123 that was previously allowed. Such disclosure inadvertently excluded the 15,469,964 options that we issued to our chief executive officer on June 30, 2005.

The fair value of options or warrants to purchase our common stock is now exclusively determined using the Black-Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to establish market value of stock options or warrants:

      o    exercise price (the price to be paid for a share in our stock);

      o    price of our stock on the day the options or warrants are granted;

      o the expected number of days that the options or warrants will be held before they are exercised, based on the average of their vesting and contractual periods;

      o trading volatility of our stock, based on historical prices for a retrospective period equal to the expected holding period together with certain other factors as applicable; and

      o the annual interest rate on the day the option or warrant is granted for the expected holding period.

The determination of expected volatility requires management to make certain estimates and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

Revenue Recognition- Revenue derived from services provided to customers over periods of less than one month is recognized when billed.

Revenue from claims, such as claims related to disputed change orders, is recognized where realization is probable and the amount can be reliably estimated, based upon meeting the following conditions:

      o The original contract or other evidence provides a legal basis for the claim;

      o The additional costs were caused by circumstances that were unforeseen at the contract date and were not the result of deficiencies in our performance;

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

Contract Accounting- Revenue derived from services provided to customers over periods of less than one month is recognized at the completion of the related contracts. Revenue from fixed price contracts that extend over periods of one month or more is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, the effect of contract penalty provisions and final contract settlements may result in revisions to estimates of costs and income and are recognized in the period in which the revisions are determined. Revenue from claims, such as claims relating to disputed change orders, is recognized when realization is probable and the amount can be reliably estimated, based upon meeting the following conditions:

      o The original contract or other evidence provides a legal basis for the claim;

      o The additional costs were caused by circumstances that were unforeseen at the contract date and were not the result of deficiencies in our performance;

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

Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of June 28, 2005 and September 27, 2005. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of our deferred tax assets, we record the estimated net realizable value of our deferred tax assets at that time and provide for income taxes at our combined federal and state effective rates.

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

Our revenues in the thirteen weeks ended September 27, 2005 reflect revenues of approximately $456,000 generated from work relating to hurricanes Katrina and Wilma, the revenues which we expect to increase in later periods.

Cost of Revenues

Cost of revenues increased $23,147 or 0.5%, to $4,385,270 for the thirteen weeks ended September 27, 2005 as compared to $4,362,123 for the thirteen weeks ended September 28, 2004. This increase was primarily attributable to increases of $808,084 in payroll, including fringe benefits, $103,559 for travel and travel-related expenses associated with the mobilization to Louisiana to begin the cleanup of the damage caused by Hurricane Katrina and $42,577 in leasing expenses attributed to the rental of three premises, which together serve as a satellite office, regional command center, training center and housing for our employees sent to the Gulf Coast, partially offset by the favorable effect of not recording as a cost of revenue costs in excess of billings of $492,683 relating to Hurricane Katrina work that had not yet been billed, in addition to a decrease of approximately $396,000 in direct job-related costs relating to subcontractor expenses, materials, supplies, equipment rental, and waste disposal costs. Our cost of revenues consists primarily of labor and labor-related costs, payroll taxes, benefits, training, job-related insurance costs, travel and entertainment costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

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

Selling, General and Administrative Expenses (Restated)

Selling, general and administrative expenses increased by $1,668,509, or 135.4%, to $2,900,543 for the thirteen weeks ended September 27, 2005 from $1,232,034 for the corresponding period in 2004 and constituted approximately 56.2% and 22.5% of revenues in such periods, respectively. This increase was almost entirely due to the adoption of SFAS No. 123R, and the related inclusion in operating expenses of $1,394,139, the fair value of options vesting during the quarter. All but $56,250 of this unusually large amount of option expense arose from the employment-related option to purchase 15,469,964 shares granted to our chief executive officer, which grant was a required condition of the Laurus financing. Other changes in this account classification were an increase of $50,000 to our bad debt reserve, an increase in insurance costs of $26,001, increased accounting and legal fees of $206,398 and a $25,000 increase in marketing expenses. These were partially offset by a decrease of $117,483 in consulting fees that were expended in the fiscal 2004 period. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, legal fees, sales salaries, stock-based compensation (commencing with this fiscal year) marketing and consulting.

Mark-to-Market Loss on Embedded Derivative Liabilities

Application of derivative accounting in the current period resulted in a mark-to-market loss on the embedded derivative liabilities aggregating $20,999,559, principally driven by an increase in our stock price from $0.09 to $0.33. At the end of the period, such derivative liabilities totaled $26,985,731. These liabilities must be marked to market at the end of each quarter, based on facts and assumptions then applicable. Subsequent decreases or increases in our stock price and changes in other factors will have corresponding effects on our results of operations and reported liabilities. We had no derivative liabilities in the 2005 fiscal quarter. See Liquidity and Capital Resources.

Interest Expense (Restated)

Interest expense (restated) increased by $1,347,522, or 2065%, to $1,412,780 for the thirteen weeks ended September 27, 2005 from $65,258 for the thirteen weeks ended September 28, 2004. Substantially all of the increase was due to the Laurus financing and the application of derivative accounting. The significant components of the increase were interest expense recorded on the Laurus note and the related derivative liabilities of $692,951, amortization of the note discount of $291,252, and the amortization of deferred financing costs relating to the Laurus transaction of $246,595. These increases were offset by reductions in interest incurred on obligations due to Spotless.

Purchase discounts and financing fees paid to a related party decreased from $145,846 to zero, due to the termination of the accounts receivable financing agreement with Spotless.

Loss on Exercise of Options

After recognition of an embedded derivative liability related to the options exercisable by Laurus at $0.0001, we are also required to recognize gain or loss on the extinguishment of the related liability when options are exercised. During the quarter ended September 27, 2005, Laurus exercised a portion of its option and purchased 1,500,000 shares at $0.0001 per share, when the market value of the Company's common stock was $0.39 per share. This exercise reduced the derivative liability related to the option by $135,000 (the $0.09 fair value of the stock at the date the options were issued) and also resulted in a loss on the exercise in the amount of $449,850 or $0.2999 per share (the difference between the fair value at the date of exercise and issuance ($0.39 and $0.09, respectively)) less the $0.0001 per share exercise price.

As a result of applying derivative accounting, we recognized a total increase in other expenses of $22,298,355.

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

Provision for Income Taxes

The provision for income taxes for the thirteen weeks ended September 27, 2005 was $8,218 as compared to $2,589 for the thirteen weeks ended September 28, 2004. This increase was the result of higher taxable income in certain jurisdictions for the thirteen weeks ended September 27, 2005, primarily attributable to income recognized due to the cancellation of our secured debt owed to Spotless, our former majority stockholder and senior secured lender. We have a tax liability of $686,893 in connection with the cancellation of this secured debt, which has been credited to additional paid-in capital.

Net Loss (Restated)

Our previously reported net loss increased by $23,692,494, comprised of the derivative accounting related effects noted above as well as stock-based compensation expense of $1,394,139 recorded upon adoption of SFAS No.123R. As restated, our net loss for the 2006 quarter was $25,013,935 as compared to the 2005 quarter net loss of $328,545. Loss attributable to common stockholders was increased in each quarter by preferred stock dividends of $19,500. Loss per share in the current quarter increased from $0.04 to $0.76 due to the restatement compared to $0.00 per share for the prior year.

Liquidity and Capital Resources

As of September 27, 2005, we had a cash balance of $147,493, a working capital deficit of $25,677,343 (including derivative liabilities of $26,985,731) and a stockholders' deficit of $21,220,510. Although the derivative liabilities are reported as current, we reasonably expect that we will not have to expend our working capital to pay them. [ We believe that by virtue of the Omnibus Amendment, dated September 29, 2006, entered into between Laurus and us, as well as the amended and restated secured convertible term note issued to Laurus pursuant thereto, the derivative liabilities will be credited to equity. See Explanatory Note]. As of June 28, 2005, we had a cash balance of $512,711, a working capital deficit of $1,704,091 and an equity deficit of $712,889. We incurred a net loss of $25,013,935 for our fiscal quarter ended September 27, 2005.

Accounts receivable, net of allowance for doubtful accounts at September 27, 2005 and June 28, 2005 were $8,210,155 and $6,755,338, respectively, of. For these periods, approximately $2,711,000 and $1,976,000, respectively, of these amounts were disputed claims subject to collection litigation, primarily related to disputes over changed work orders or other modifications of our work. We do not believe that the disputed receivables had a material effect on liquidity for the periods presented.

Net cash used in operating activities was $567,253 for the thirteen weeks ended September 27, 2005, as compared to net cash provided by operations of $287,432 for the thirteen weeks ended September 28, 2004. Accounts receivable increased by $1,465,620, or 17.7%, as of September 27, 2005 to $8,210,155, from $6,755,338 as of September 28, 2004, primarily as a result of hurricane-related work billed toward the end of the 2005 period and difficulties with cash collections. Accounts receivable decreased by $444,658, or 5.6%, as of September 28, 2004 to $7,492,789, from $7,937,447 as of September 30, 2003, primarily as a result of decreased sales and aggregate sales of accounts receivable to Spotless in the amount of $972,000 during the thirteen weeks ended September 28, 2004. Accounts payable and accrued expenses increased by $1,333,348, or 37.4%, as of September 27, 2005 to $4,895,314, from $3,561,966 as of September 28, 2004, primarily as a result of the costs associated with our mobilization efforts in Louisiana and an increase of $528,000 in insurance premiums.

Net cash provided by financing activities for the thirteen weeks ended September 27, 2005 was $1,087,517, as compared to cash used by financing activities of $90,531 for the thirteen weeks ended September 28, 2004, primarily as a direct result of $6,000,000 received in connection with our debt restructuring with Laurus, which was used to pay related transaction and other expenses in the amount of $2,594,339 and repayment of indebtedness to Spotless in the amount of $2,750,000. These transactions resulted in a net increase of $1,500,000 in borrowings and the cancellation of $1,190,837 of our previous secured note payable to Spotless. The balance of the proceeds in the amount of $755,661 was used to fund working capital and our initial Hurricane Katrina mobilization costs. Financing activities for the thirteen weeks ended September 28, 2004 used net cash of $90,531 as a result of long-term debt repayment.

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

Historically, we have financed our operations primarily through issuance of debt and equity securities, through short-term borrowings from our former majority shareholder, and through cash generated from operations. We expect to generate sufficient cash flow from operations to support our working capital needs and to adequately fund our current operations for at least the next twelve months. However, any further difficulty in collecting our accounts receivable or further significant growth could adversely affect our liquidity. In the event that we do not generate sufficient positive cash flow from operations, or if we experience changes in our plans or other events that adversely affect our operations or cash flow, we may need to seek additional financing in addition to the financing provided by Laurus. Laurus is under no obligation to provide any further funding to us. Currently, we have no credit facility for additional borrowing.

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

      o Raise additional capital or obtain additional financing. Management has preliminarily explored additional funding sources, but has been unable to attract additional debt or equity capital. Laurus indicated to us that it did not intend to provide any additional financing at the time that it loaned an additional $1,350,000 to us in October 2005. In addition, the existence of the Laurus and Spotless security interests may impair our ability to raise additional debt capital. No assurance can be given that we will be able to obtain additional debt or equity capital, although our management expects to continue seeking any such favorable opportunities.

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

Due to the nature of our business, which includes responding to emergency situations on a 24 hours/7 days a week basis, we, on occasion, will commence an emergency project prior to obtaining a formal contract. In these situations, we may commence emergency services upon the oral authorization of the property owners or their agents or government workers (e.g. police or Coast Guard). In these isolated instances, we do not incur significant expense and require an executed contract within 48 hours of commencement of work.

Because some of these are relatively new changes, no assurances can be given that they will be successful in improving our collections and cash flows. Further, approximately 5% of our current projects are performed under procedures that predate these improvements.

On June 30, 2005, we issued to Laurus a three-year secured convertible term note in the principal amount of $5,000,000. Subsequently, Laurus loaned us an additional $2,350,000, and we amended and restated the note accordingly. As of December 1, 2005, the principal amount of the Note outstanding equaled $7,350,000. On November 10, 2005, Laurus agreed to defer the principal monthly payments due in November and December 2005 in the aggregate amount of $459,375 until June 30, 2008, the maturity date of the Note. Laurus holds a senior security interest in our and our subsidiaries' assets collateralizing the Note, including a pledge of the stock of our subsidiaries. In addition, Spotless holds a subordinated security interest collateralizing our $500,000 note issued to Spotless, which bears interest at a rate of LIBOR plus 1% per annum and is required to be repaid at a rate of $50,000 per month commencing July 1, 2007. The existence of these security interests may impair our ability to raise additional debt capital.

Under the terms of the Note, which matures on June 30, 2008, we are required to make monthly repayments of principal, on the first of each month, to Laurus in the amount of $229,687.50, commencing as of January 1, 2006. Principal repayments were due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $459,375 have been deferred until June 30, 2008. Interest is payable monthly and started to accrue on August 1, 2005. All required interest payments as of the date of this report have been made. We are required to pay such amounts in shares of our common stock should all of the following conditions be satisfied:

      o the average closing price of our common stock for the five (5) trading days immediately preceding each first of the month is equal to or greater than $.10;

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

The Laurus note may be redeemed by us in cash by paying the holder of the note 120% of the principal amount, plus accrued interest. As discussed below, the holder of the note may convert all or a portion of the note, together with related interest and fees, into fully paid shares of our common stock at any time. The number of shares to be issued shall equal the total amount of the note to be converted, divided by an initial fixed conversion price of $.09.

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

Laurus has contractually agreed to restrict its ability to convert the note and/or exercise its warrant and option if such conversion and/or exercise would cause its beneficial ownership of shares of our common stock to exceed 4.99% of the outstanding shares of our common stock. The 4.99% limitation is null and void without notice to us upon the occurrence and during the continuance of an event of default or upon 75 days' prior written notice to us. As of September 27, 2005, Laurus beneficially owns 1,500,000 shares of our common stock, or approximately 4.47% of our outstanding common stock. As a result, Laurus could only acquire up to approximately 184,405 additional shares, which would constitute a conversion of approximately $16,596 of the principal amount of the note, while remaining in compliance with the 4.99% limitation. Because Laurus is irrevocably prohibited from waiving this 4.99% limitation, except as described above, even if the other conditions allowing us to pay in shares of common stock have been satisfied, if Laurus cannot or does not reduce its ownership of our common stock at a time when such reduction would be necessary to allow us to make a payment in shares of common stock, we would be required to pay Laurus in cash. This may have an adverse effect on our cash flow and liquidity.

In the event we default on the note, we will be required to pay 120% of the outstanding principal amount of the note, plus accrued but unpaid interest. Upon the occurrence of an event of default, the interest rate charged will be increased by 2% per month until the default is cured. The note is secured by a lien on substantially all of our assets, including the stock of our subsidiaries, all cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, including promissory notes, contract rights and general intangibles, including payment intangibles. The Master Security Agreement, dated June 30, 2005, between us and Laurus contains no specific financial covenants. The Master Security Agreement and the note define the circumstances under which they can be declared in default and subject to termination, including:

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

      o any attachment or lien in excess of $75,000 in the aggregate made upon our assets or a judgment rendered against our property involving a liability of more than $75,000 which shall remain un-vacated, un-bonded or un-stayed for a period of 30 days;

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

      o a failure to have authorized and reserved shares of our common stock for issuance on or before January 31, 2006 (subject to extensions granted by Laurus) sufficient to provide for the full conversion of the Note, and full exercise of the option and warrant issued by us to Laurus;

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

Pursuant to the terms of a Registration Rights Agreement, dated June 30, 2005 and as amended, we were obligated to file a registration statement with the SEC registering the resale of shares of our common stock issuable upon a conversion of the Note and upon the exercise of the option and warrant issued to Laurus. If the registration statement is not declared effective by February 10, 2006 (subject to extensions granted by Laurus) by the SEC, then we will be required to pay to Laurus the following amounts:

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

The proceeds we received in connection with the financing transaction and subsequent borrowings from Laurus were used to pay the amounts set forth below to the persons or for the purposes set forth below:

      Spotless Debt
      o     Former majority stockholder and senior secured lender
            (Spotless), consisting of approximately $2,650,000 in
            settlement of the principal and $100,000 in interest      $2,750,000
                                                                      ----------
      Transaction Expenses
      o     Laurus transaction fee                                     1,750,000
      o     Laurus Capital Management, LLC management and due
            diligence fees                                               262,900
      o     Loeb & Loeb escrow fee                                         2,000
      o     Insurance premiums                                            37,500
      o     Legal fees                                                   146,773
      o     Special committee and advisor fees                            61,136
      o     Payments to series A preferred stockholders                   35,000
                                                                      ----------
            Sub-total                                                 $2,295,309
                                                                      ----------
      Other Payments
      o     Audit fees                                                $   50,000
      o     Insurance premiums                                           276,711
      o     Initial Hurricane Katrina mobilization costs                 238,173
      o     Working capital                                            1,739,807
                                                                      ----------
            Sub-total                                                 $2,304,691
                                                                      ----------
      Total                                                           $7,350,000
                                                                      ----------

The table below summarizes contractual obligations and commitments as of October 6, 2005, including principal and interest payments on our debt1 :

                                    Total         1 Year     2-3 Years   4-5 Years   Thereafter
                                 -----------   ----------   ----------   ---------   ----------
Operating Leases                 $ 1,210,128   $  948,410   $  261,718    $    --       $--
Capitalized Leases                   477,733      208,180      240,421     29,132        --
Laurus Note Principal              7,350,000    1,518,011    5,831,989         --        --
Laurus Note
Interest Expense - Cash            1,039,086      576,158      462,928         --        --
Spotless Note Principal              500,000           --      500,000         --        --
Spotless Note Interest Expense        13,828           --       13,828         --        --
Total                            $10,590,775   $3,250,759   $7,310,884    $29,132       $--

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

Off-Balance Sheet Arrangements

Although we do not have any financing arrangements that have not been recorded in our financial statements, our transaction with Laurus resulted in a significant discount that reduced the carrying value on our balance sheet of our debt obligation to Laurus. As of September 27, 2005, the Note had a principal balance of $6,000,000 with a corresponding discount of $5,136,959, resulting in a carrying amount of $863,041 on our balance sheet. As a consequence of applying derivative accounting, the entire note is reported as a current liability.

Effect of Inflation

Although inflation did not have a material impact on our operations during fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, we did experience an increase of 11.9% in fuel costs during the first quarter of this year due to increased oil prices, including the effect of Hurricane Katrina on fuel prices.

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

Statements contained in this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Actual results could differ materially from any expectation, estimate or projection conveyed by these statements and there can be no assurance that any such expectation, estimate or projection will be met. Numerous important factors, risks and uncertainties affect our operating results and could cause actual results to differ from the results implied by these or any other forward looking statements. These potential factors, risks and uncertainties include, among other things, such factors as:

            o fluctuations in our stock price and the related effect on mark-to-market derivative accounting

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

            o our ability to effectively implement and maintain internal controls and procedures;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Equity Price Risk - Our primary market risk exposure relates to the shares of common stock issuable upon conversion of the Laurus note, which we originally issued to Laurus in June 2005 as well as shares issuable upon exercise of the related option and warrant (30,395,179 and 13,750,000 shares, respectively). On September 12, 2005, we issued 1,500,000 shares of our common stock to Laurus in connection with its partial exercise of its option. We have restated our financial statements as reported herein to recognize the fair values of the embedded derivative liabilities in the securities issued to Laurus. The fair values of these embedded derivatives are then re-measured at the end of every quarter. While the measurement of these embedded derivatives is most affected by changes in our stock price (as well as the volatility thereof), they are also affected by changes in the prime interest rate and to a lesser extent by other (non-market) risk factors. The volatility of the mark-to-market gains and losses, such as those reported in the accompanying restated financial statements, although deemed to be non-operating, could have an adverse effect on our stock price in the future. However, the mark-to-market accounting is not expected to have any direct effect on our cash flows; the scheduled maturities are set forth in the table of our future commitments presented above. However, the Laurus note indirectly exposes us to risks relating to our own common stock because if Laurus is unable to convert the loan into common stock due to low prices or low trading volumes in the market, we then must repay the loan in cash at a 3% premium. (See Explanatory Note, Restatement, Management's Discussion and Analysis as well as Notes 2 and 7 to the consolidated financial statements).

Interest Rate Sensitivity - Interest rate risk is the risk that interest rates on our debt are fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The Laurus note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve month period and if our registration statement registering the shares of our common stock underlying the note and the warrant issued to Laurus has been declared effective by the SEC, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 3 months to 54 months aggregating to $477,733 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $70,000 annually. This hypothetical calculation reflects the assumed interest payments for the:

      o     Note at a rate of 8.75% per annum;

      o     Spotless note at a rate of 5.86% per annum; and

      o various other debt for financed trucks and vehicles with maturities ranging from 3 months to 54 months with interest rates ranging from 3.95% to 13.99%.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our chief executive officer and the chief financial officer of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q filed with the SEC. Based upon that evaluation and in connection with their determination that the matters described immediately below relating to changes to our internal control over financial reporting were not material, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures, as of September 27, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC.

Our chief executive officer and our chief financial officer reviewed with members of our audit committee whether our need to restate our financial results for our fiscal quarter ended September 27, 2005 affected their conclusions that our disclosure controls and procedures, as of September 27, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC. In connection with their review, our chief executive officer and chief financial officer noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed in the Form 10-Q we filed under the Securities Exchange Act was accumulated and communicated to our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Rather, the restatements resulted from reconsideration in connection with preparing responses to a comment letter that we received from the SEC in relation to its review of our registration statement on Form S-1 filed on October 3, 2005 of a decision made by management to record in equity the common stock purchase option and warrant issued to Laurus in connection with the Laurus financing. After extended correspondence with the SEC and further analysis, management determined that derivative accounting applied to these instruments and the convertible note as they contained embedded derivative liabilities. (See Notes 2 and 7 to the consolidated financial statements). Our chief executive officer and chief financial officer did not find that management's subsequent decision to restate for the derivative accounting called into question whether our disclosure controls and procedures were effective to ensure that required information was disclosed to them as appropriate to allow timely decisions regarding required disclosure. Therefore, based on that review, our chief executive officer and our chief financial officer determined that their prior conclusions, that our disclosure controls and procedures were effective as of September 27, 2005, had not changed.

Our chief executive officer and our chief financial officer reached a similar conclusion with respect to our restatement of stock-based compensation expense. As noted in this report, we did not previously adopt SFAS No.123R in the first quarter as required, and we excluded from the previous pro-forma disclosure the cost related to the employment-related options issued to our chief executive officer. Our chief executive officer and our chief financial officer view this as an inadvertent omission, but do not attribute it to non-effective disclosure controls and procedures, particularly since the issuance of the options was disclosed. Rather, it is viewed as a one-time error, and highly unusual in that it was overlooked by all of the parties associated with the Company's financial reporting during this period. The Company believes the error was partly due to the issuance of the options being in the first few days of the fiscal period for which SFAS No.123R became effective (based on the Company's fiscal year-end) as well as the focus of the Company and its accounting professionals on answering the comments received from the SEC staff.

Changes in internal control over financial reporting

There were no changes in the quarter ended September 27, 2005 that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

                           PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note 7 to the consolidated financial statements for details of the issuance to Laurus Master Fund, Ltd. of a secured convertible debenture and related common stock purchase option and warrant. Such issuance, previously reported by the Company on Form 8-K, was exempt from registration under The Securities Act in that it did not constitute a public offering.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holder

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

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

      31.1  Certification of Chief Executive Officer pursuant to Sarbanes-Oxley
            Section 302(a).

      31.2  Certification of Chief Financial Officer pursuant to Section 302(a).

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Reports on Form 8-K:

During the thirteen weeks ended September 27, 2005, the Company filed reports on Forms 8-K or 8-K/A dated July 7, July 11, July 13, August 31, September 8 and September 15. These filings related principally to the Laurus financing and related agreements, a change in the Company's registered accounting firm and a departure of directors and officers.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WINDSWEPT ENVIRONMENTAL GROUP, INC.


Date: October 19, 2006                  By: /s/ Michael O'Reilly
                                           -------------------------------------
                                           MICHAEL O'REILLY
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: October 19, 2006                  By: /s/ Arthur J. Wasserspring
                                           -------------------------------------
                                           ARTHUR J. WASSERSPRING
                                           Chief Financial Officer
                                           (Principal Financial Officer)