Form 10-Q/A
period 2005-12-27
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2006-10-19
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 27, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

The number of shares of Common Stock, par value $.0001, outstanding on January 27, 2006 was 33,571,215.

                                EXPLANATORY NOTE

      This Amendment No.1 on Form 10-Q/A amends and restates certain disclosure items, including financial statements, in our Quarterly Report on Form 10-Q for the quarter ended December 27, 2005, which form was filed on February 8, 2006. We are filing this Amendment No. 1 principally to revise the accounting for the debt and equity instruments issued to Laurus Master Fund, Ltd. ("Laurus") in connection with our transactions with them on June 30, 2005. Specifically, we have applied derivative accounting to account for certain embedded derivatives, whose recognition was required due to an insufficiency of authorized common shares existing as of June 30, 2005 and continuing through September 30, 2006. On September 29, 2006, we executed an Omnibus Amendment with Laurus amending the terms of our agreements with Laurus (the "Omnibus Amendment") and pursuant thereto issued to Laurus an amended and restated secured and convertible term note (the "Amended Note"). By virtue of certain provisions in the Omnibus Amendment and the Amended Note which significantly reduce the number of shares potentially issuable to Laurus, as of September 29, 2006, and through the date of the filing of this Amendment, we have a sufficient number of authorized shares to issue in the event that all of the derivative securities issued by us are exercised or converted. As a result, we believe that we will no longer have to apply derivative accounting. We anticipate that in our Form 10-Q for the three months ended September 30, 2006, the applicable derivative liability balances will be credited to equity.

      Options and warrants issued to Laurus, which were previously recorded in equity, after an allocation of the debt proceeds between such instruments and the convertible note held by Laurus, have now been recorded as derivative liabilities. In addition, we have recognized a derivative liability related to the convertible note itself. The derivative liabilities, the calculation of which required significant estimates and projections of future events, are being marked to market based on the change in our common stock prices as well as other complex factors. The accounting for these embedded derivatives is discussed in the notes to the consolidated financial statements as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A-1.

      We identified the need for this amendment in connection with answering responses to comment letters that we received from the Securities and Exchange Commission relating to its review of our Registration Statement on Form S-1, which we originally filed on October 3, 2005. We withdrew such Registration Statement on July 7, 2006.

      In the process of preparing this amendment (as well as the second amendment to our quarterly report for the previous quarterly period), we discovered that we had not adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payments ("SFAS N0 123R") until the third quarter of fiscal 2006. SFAS No. 123R was required to be adopted at the beginning of our fiscal year. Such adoption reflects in the statement of operations for the current year the pro-forma expense which was previously required to be disclosed in the footnotes. Also, the amount now included in operations includes the cost of employment-related options issued to our chief executive officer in the first quarter. The previous pro-forma disclosure incorrectly omitted such cost. See
Note 3 to the consolidated financial statements.

      On October 5, 2006, we filed a Form 8-K disclosing that we would be amending each of the three quarterly reports on Form 10-Q we filed for the fiscal year ended June 30, 2006. Such Form 8-K included the relevant reasons for the restatements and other related disclosures. The Form 8-K also describes the Omnibus Amendment and the Amended Note.

      We are filing amended quarterly reports on Form 10-Q for the first and third quarters of fiscal 2006.

      We have included as exhibits to this amendment new certifications of our principal executive officer and principal financial officer and accounting officer.

      The remaining items contained within this Amendment No. 1 consist of all other items originally contained in our Quarterly Report on Form 10-Q for the quarter ended December 27, 2005 substantially in the form filed with the Securities and Exchange Commission on February 8, 2006. Therefore, you should read this amendment together with other reports and documents that we have filed with the Securities and Exchange Commission subsequent to the filing of that form, bearing in mind however, that we recently withdrew our Registration Statement on Form S-1. Except as expressly stated herein, this report continues to speak as of the date of the original filing and we have not updated the disclosures in this report to speak as of any later date. Information in those other reports and documents updates and supersedes some of the information contained in this Amendment. You should not deem the filing of this amendment to be an admission that our Form 10-Q filed on February 8, 2006, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement in such filing not misleading.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 27, 2005 AND JUNE 28, 2005

                                                                                December 27,     June 28,
                                                                                    2005          2005
                                                                                ------------   ------------
                                                                                 (unaudited)    (restated)
                                                                                 (restated)
ASSETS:
CURRENT ASSETS:
  Cash                                                                          $  2,494,266   $    512,711
  Accounts receivable, net of allowance for doubtful accounts of $2,757,831
    and $1,507,831, Respectively                                                  13,182,621      6,755,338
  Inventory                                                                          202,950        146,079
  Costs and estimated earnings in excess of billings on uncompleted contracts        215,997         30,466
  Prepaid expenses and other current assets                                          394,773         47,253
                                                                                ------------   ------------
  Total current assets                                                            16,490,607      7,491,847
                                                                                ------------   ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
  $6,739,039 and $6,386,731, respectively                                          2,986,156      2,242,645
                                                                                ------------   ------------
OTHER ASSETS
  Deferred financing costs                                                         2,966,840             --
  Other                                                                              170,000        322,046
                                                                                ------------   ------------
  Total other assets                                                               3,136,840        322,046
                                                                                ------------   ------------
TOTAL                                                                           $ 22,613,603   $ 10,056,538
                                                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
  Embedded derivative liabilities                                               $  6,354,094   $         --
  Accounts payable                                                                 1,985,409      1,174,840
  Liability for repurchased accounts receivable                                      189,197             --
  Accrued expenses                                                                 1,575,391      1,611,256
  Secured note payable to a related party                                                 --      5,000,000
  Secured convertible note payable                                                 1,203,306             --
  Billings in excess of cost and estimated earnings on uncompleted contracts          62,350         83,316
  Accrued payroll and related fringe benefits                                        520,715        528,867
  Current maturities of long-term debt                                               207,805        169,612
  Income taxes payable                                                             4,140,361        138,579
  Other current liabilities                                                          686,809        489,468
                                                                                ------------   ------------
  Total current liabilities                                                       16,925,437      9,195,938
                                                                                ------------   ------------
LONG-TERM DEBT:
  Secured note payable                                                               500,000             --
  Other                                                                              216,118        197,400
                                                                                ------------   ------------
  Total long-term debt                                                               716,118        197,400
                                                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES
  Redeemable Common Stock                                                                 --         76,089
                                                                                ------------   ------------
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000
  shares authorized and outstanding at December 27, 2005 and June 28, 2005         1,300,000      1,300,000
                                                                                ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series B preferred stock, $.01 par value; 50,000 shares authorized; 0
    shares outstanding                                                                    --             --
  Nondesignated preferred stock, no par value; 8,650,000 shares authorized;
    0 shares outstanding at December 27, 2005 and June 28, 2005                           --             --
  Common stock, $.0001 par value; 150,000,000 shares authorized; 33,571,215 shares outstanding at December 27, 2005 and 77,936,358 shares outstanding
    at June 28, 2005.                                                                  3,357          7,794
  Additional paid-in-capital                                                      38,384,084     33,944,017
  Accumulated deficit                                                            (34,715,393)   (34,664,700)
                                                                                ------------   ------------
  Total stockholders' equity (deficit)                                             3,672,048       (712,889)
                                                                                ------------   ------------
TOTAL                                                                           $ 22,613,603   $ 10,056,538
                                                                                ============   ============

                 See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                   ---------------------------   ---------------------------
                                                   December 27,   December 28,   December 27,   December 28,
                                                       2005           2004           2005           2004
                                                   ------------   ------------   ------------   ------------
                                                     Restated                      Restated
Revenues                                           $ 17,714,342    $ 7,359,279   $ 22,878,681    $12,837,785
Cost of revenues                                      8,190,710      4,369,867     12,575,980      8,731,991
                                                   ------------    -----------   ------------    -----------
Gross profit                                          9,523,632      2,989,412     10,302,701      4,105,794
                                                   ------------    -----------   ------------    -----------
Operating expenses:
Selling, general and administrative expenses          2,559,551      1,502,846      5,460,094      2,735,450
                                                   ------------    -----------   ------------    -----------
Income from operations                                6,964,081      1,486,566      4,842,607      1,370,344
                                                   ------------    -----------   ------------    -----------
Other expense (income):
  Mark-to-market gain on embedded derivative
    Liabilities                                     (22,191,192)            --     (1,191,633)            --
  Interest expense                                    1,032,437         55,352      2,445,217        120,610
  Purchase discounts and financing fees paid to
    related party                                            --             --             --        145,846
  Loss on partial extinguishment of embedded
    derivative option liability arising from
    exercise of options                                      --             --        449,850             --
  Other expense (income), net                               456           (755)        22,510         (1,322)
                                                   ------------    -----------   ------------    -----------
  Total other expense (income)                      (21,158,299)        54,597      1,725,944        265,134
                                                   ------------    -----------   ------------    -----------
Income before provision for income taxes             28,122,380      1,431,969      3,116,663      1,105,210
Provision for income taxes                            3,159,138         43,659      3,167,356         46,248
                                                   ------------    -----------   ------------    -----------
Net income (loss)                                    24,963,242      1,388,310        (50,693)     1,058,962
Dividends on preferred stock                             19,500         19,500         39,000         39,000
                                                   ------------    -----------   ------------    -----------
Net income (loss) attributable to common
  Shareholders                                     $ 24,943,742    $ 1,368,810   $    (89,693)   $ 1,019,962
                                                   ============    ===========   ============    ===========
Basic and diluted net income per common share:
Basic                                              $       0.74    $      0.02   $       0.00    $      0.01
                                                   ============    ===========   ============    ===========
Diluted                                            $       0.17    $      0.02   $       0.00    $      0.01
                                                   ============    ===========   ============    ===========
Weighted average number of common shares
  outstanding:
Basic                                                33,571,215     77,936,358     33,229,815     77,936,358
                                                   ============    ===========   ============    ===========
Diluted                                             150,000,000     77,961,149     33,229,815     77,980,720
                                                   ============    ===========   ============    ===========

                 See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                   (RESTATED)

                                                    Common Stock
                                              -----------------------    Additional
                                               Number of                  Paid-in      Accumulated
                                                 Shares     Par Value     Capital        Deficit        Total
                                              -----------   ---------   -----------   ------------   ----------
Balance at June 28, 2005                       77,936,358     $7,794    $33,944,017   $(34,664,700)  $ (712,889)
Spotless Transactions:
    Cancellation of Spotless
    shares, net of shares
    sold to Michael O'Reilly                  (45,865,143)    (4,587)         4,587             --           --
    Early extinguishment of
    Spotless Note, accrued
    interest and
    administrative fees (net
    of tax effect of $731,640)                         --         --      1,230,228             --    1,230,228
    Additional taxes
    attributable to
    cancellation of Spotless
    debt                                               --         --       (107,434)            --     (107,434)
    Surrender of Redemption
    Right with respect to
    Common Stock                                       --         --         76,089             --       76,089
    Value of Spotless shares
    sold to Michael O'Reilly
    less consideration                                 --         --      1,195,708             --    1,195,708
Options granted to preferred stockholders
  for forbearance of mandatory
  redemption and dividends                             --         --         44,650             --       44,650
Exercise of 1,500,000 options that had been
  included in embedded option derivative
  liability, recorded at market value at
  date of exercise                              1,500,000        150        584,850             --      585,000
Stock-based compensation                               --         --      1,450,389             --    1,450,389
Dividends on Series A preferred stock                  --         --        (39,000)            --      (39,000)
Net loss                                               --         --             --        (50,693)     (50,693)
                                              -----------     ------    -----------   ------------   ----------
Balance at December 27, 2005                   33,571,215     $3,357    $38,384,084   $(34,715,393)  $3,672,048
                                              ===========     ======    ===========   ============   ==========

                 See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Twenty-Six Weeks Ended
                                                                                   ---------------------------
                                                                                   December 27,   December 28,
                                                                                       2005           2004
                                                                                   ------------   ------------
                                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $   (50,693)   $ 1,058,962
  Adjustments to reconcile to net cash provided by operating activities:
    Mark-to-market income on embedded derivative liabilities                         (1,191,633)            --
    Non-cash interest expense on convertible secured note                               902,506             --
    Loss on exercise of 1,500,000 options                                               449,850             --
    Depreciation and amortization                                                       352,308        331,053
    Provision for doubtful accounts, net                                              1,250,000        711,594
    Amortization of deferred financing cost                                             587,690             --
    Amortization of discount on secured convertible note                                631,517             --
    Stock-based compensation                                                          1,450,389             --
  Changes in operating assets and liabilities:
    Accounts receivable                                                              (7,488,086)    (4,175,461)
    Inventory                                                                           (56,871)        31,889
    Costs and estimated earnings in excess of billings on uncompleted contracts        (185,531)        48,003
    Income taxes payable/refunds receivable                                           3,140,989        641,795
    Prepaid expenses and other current assets                                          (347,520)        50,908
    Other assets                                                                        152,046         28,000
    Accounts payable and accrued expenses                                               886,573      1,379,494
    Accrued payroll and related fringe benefits                                          (8,152)       (19,326)
    Other current liabilities                                                           133,532        613,807
    Billings in excess of costs and estimated earnings on uncompleted contracts         (20,966)      (227,430)
                                                                                    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               587,948        473,288
                                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (938,756)       (56,011)
                                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                                                 (100,152)      (134,508)
  Proceeds from long-term debt                                                          157,063             --
  Exercise of stock options                                                                 150             --
  Payments for deferred financing costs                                              (2,312,830)            --
  Repayment of secured note payable to a related party                               (2,761,868)            --
  Proceeds from secured notes payable                                                 7,350,000             --
                                                                                    -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   2,332,363       (134,508)
                                                                                    -----------    -----------
NET INCREASE IN CASH                                                                  1,981,555        282,769
CASH - BEGINNING OF PERIOD                                                              512,711         63,562
                                                                                    -----------    -----------
CASH - END OF PERIOD                                                                $ 2,494,266    $   346,331
                                                                                    ===========    ===========
Cash paid during the period for:
  Interest                                                                          $    91,477    $   190,098
                                                                                    ===========    ===========
  Income taxes                                                                      $        --    $     2,250
                                                                                    ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Recognition of embedded derivative liabilities                                    $ 7,680,727    $        --
                                                                                    ===========    ===========
  Recognition of discount on secured convertible note                               $ 6,778,211    $        --
                                                                                    ===========    ===========
  Capitalized gain on extinguishment of secured note payable - related party        $ 1,122,794    $        --
                                                                                    ===========    ===========
  Financing cost for CEO guarantee remunerated through sale of discounted shares    $ 1,195,708    $        --
                                                                                    ===========    ===========
  Account receivable repurchased in connection with refinancing                     $   189,197    $        --
                                                                                    ===========    ===========
  Property and equipment acquired through financing                                 $   157,063    $        --
                                                                                    ===========    ===========
  Paid-in capital arising from reduction in derivative option liability on
    option exercise                                                                 $   135,000    $        --
                                                                                    ===========    ===========
  Capitalized cancellation of put right relating to redeemable common stock         $    76,089    $        --
                                                                                    ===========    ===========
  Financing cost related to issuance of options to preferred stockholders           $    44,650    $        --
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

      The results for the thirteen and twenty-six weeks ended December 27, 2005 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 28, 2005, as amended.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has limited working capital and stockholders' equity, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      The Company initially recognized the value of these equity instruments in accordance with Accounting Principles Board Opinion No. 14 and Emerging Issues Task Force (EITF) Consensuses 98-5 and 00-27. Under such method, the intrinsic value of the options and the fair value of the warrant were calculated and the proportionate values of the resulting debt and equity components were recognized as debt discounts with equivalent credits to equity. The beneficial conversion features of the warrant, including the effective values under EITF 00-27, were also recognized. All of the discounts were initially being amortized over the life of the debt in accordance with the latter pronouncement.

      The Company has now determined that principally due to an insufficiency of authorized common shares existing at June 30, 2005 and continuing through September 29, 2006, as well as the nature of various terms in the secured convertible note and related agreements, the initial approach to the accounting for the equity instruments as well as the secured convertible note issued to Laurus itself was incorrect. In accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities, and EITF Consensus 05-2, such insufficiency of authorized common shares as well as the potential future actions by the lender/holder prohibits the recognition of the option and warrant in equity, thereby relegating them to liability classification with embedded derivatives. Further, the attributes of the secured convertible note, together with the authorized share insufficiency, requires application of derivative accounting to account for the resulting embedded derivative in the note as well as those embedded in the option and the warrant. These derivative liabilities, the measurement of which requires significant estimates and projections of future events, are being marked to market based on the change in the Company's common stock prices as well as other complex factors, discussed in Note 7.

      If the authorized share deficiency ceases to apply, the applicable derivative balances will be credited to equity. The Company believes that by virtue of the Omnibus Amendment, dated September 29, 2006, entered into between Laurus and the Company, as well as the amended and restated secured convertible term note issued to Laurus pursuant thereto, the authorized number of shares is sufficient. See Explanatory Note.

      The Company has also restated its financial statements to record $56,250 and $1,450,389 of stock-based compensation expense, respectively, for the thirteen and twenty-six weeks ended December 27, 2005 reflecting both the adoption of SFAS No. 123R at the beginning of the current fiscal and the inclusion therein of employment-related stock options issued to the Company's chief executive officer. See Note 3.

      At December 27, 2005, the effects of the restatement on our balance sheet are as follows:

                                      As Previously   Restatement    As Restated
Financial Statement Caption             Presented      Adjustment      Herein
-----------------------------------   -------------   -----------   ------------
                                                        Increase
                                                       (Decrease)
Balance Sheet
Current Assets                         $ 16,490,607   $        --   $ 16,490,607
                                       ------------   -----------   ------------
Total Assets                           $ 22,613,603   $        --   $ 22,613,603
                                       ============   ===========   ============
Current Liabilities:
  Embedded derivative liabilities      $         --   $ 6,354,094   $  6,354,094
  Secured convertible debenture             413,234       790,072      1,203,306
                                       ------------   -----------   ------------
Total Current Liabilities                 9,781,271     7,144,166     16,925,437
Long-Term Liabilities
  Secured convertible debenture             813,249      (813,249)            --
                                       ------------   -----------   ------------
Total Liabilities                        11,310,638     6,330,917     17,641,555
                                       ------------   -----------   ------------
Stockholders' Equity:
  Common stock                                3,375           (18)         3,357
  Additional paid-in capital             42,789,570    (4,405,486)    38,384,084
  Accumulated deficit                   (32,789,980)   (1,925,413)   (34,715,393)
                                       ------------   -----------   ------------
Total Stockholders' Equity               10,002,965    (6,330,917)     3,672,048
                                       ------------   -----------   ------------
Total Liabilities and Stockholders'
  Equity                               $ 22,613,603   $        --   $ 22,613,603
                                       ============   ===========   ============

      For the thirteen weeks ended December 27, 2005, the effects of the restatement on our statement of operations are as follows:

Statement of Operations
Revenue                                    $ 17,714,342   $          --   $ 17,714,342
                                           ------------   -------------   ------------
Gross profit                                  9,523,632              --      9,523,632
                                           ------------   -------------   ------------
Total operating expenses                      2,503,301          56,250      2,559,551
                                           ------------   -------------   ------------
Income from operations                        7,020,331         (56,250)     6,964,081
                                           ------------   -------------   ------------
Other expense (income):
  Mark-to-market gain on embedded
    derivative liabilities                           --     (22,191,192)   (22,191,192)
  Interest expense                              664,576         367,861      1,032,437
                                           ------------   -------------   ------------
Total other expense (income)                    665,032     (21,823,331)   (21,158,299)
                                           ------------   -------------   ------------
Income before provision for income taxes      6,355,299      21,767,081     28,122,830
                                           ------------   -------------   ------------
Net income                                 $  3,196,161   $  21,767,081   $ 24,963,242
                                           ============   =============   ============
Net income available to common
  stockholders                             $  3,176,661   $  21,767,081   $ 24,943,742
                                           ============   =============   ============
Basic income per share                     $       0.09   $        0.65   $       0.74
                                           ============   =============   ============
Diluted income per share                   $       0.02   $        0.15   $       0.17
                                           ============   =============   ============
Weighted average shares outstanding
  Basic                                      33,755,620        (184,405)    33,571,215
                                           ============   =============   ============
  Diluted                                   184,368,852    (34,368,852)    150,000,000
                                           ============   =============   ============

      The net effect of the restatement was to increase net income for the thirteen week period by $21,767,081, principally due to the mark-to-market gain of $22,191,192 on the embedded derivative liabilities. For further information on the assumptions, estimates and methods used to measure the derivative liabilities, see Note 7.

      As restated, diluted weighted average shares outstanding are limited to 150,000,000, the maximum number of authorized shares. See Note 4.

      For the twenty-six weeks ended December 27, 2005, the effects of the restatement on our statement of operations are as follows:

                                           As Previously    Restatement    As Restated
Financial Statement Caption                  Presented       Adjustment       Herein
----------------------------------------   -------------   -------------   -----------
                                                              Increase
                                                             (Decrease)
Statement of Operations
Revenues                                    $ 22,878,681   $          --   $22,878,681
                                            ------------   -------------   -----------
Gross profit                                  10,302,701              --    10,302,701
                                            ------------   -------------   -----------
Total operating expenses                       4,009,705       1,450,389     5,460,094
                                            ------------   -------------   -----------
Income from operations                         6,292,996       1,450,389     4,842,607
                                            ------------   -------------   -----------
Other expense (income):
  Mark-to-market gain on embedded
    derivative liabilities                            --      (1,191,633)   (1,191,633)
  Interest expense                             1,228,410       1,216,807     2,445,217
  Loss on partial extinguishment of
    embedded derivative option liability
    arising from exercise of options                  --         449,850       449,850
                                            ------------   -------------   -----------
Total other expense (income)                   1,250,920         475,024     1,725,944
                                            ------------   -------------   -----------
Income before provision for income taxes       5,042,076      (1,925,413)    3,116,663
                                            ------------   -------------   -----------
Net income (loss)                           $  1,874,720   $  (1,925,413)  $   (50,693)
                                            ============   =============   ===========
Net income (loss) attributable to
  common stockholders                       $  1,835,720   $  (1,925,413)  $   (89,693)
                                            ============   =============   ===========
Basic and diluted income (loss)
  per share:
Basic                                       $       0.05   $       (0.05)  $      0.00
                                            ============   =============   ===========
Diluted                                     $       0.01   $       (0.01)  $      0.00
                                            ============   =============   ===========
Weighted average number of common
  shares outstanding:
Basic                                         33,593,275        (363,460)   33,229,815
                                            ============   =============   ===========
Diluted                                      184,206,507    (150,976,692)   33,229,815
                                            ============   =============   ===========

      The net effect of the restatement was to add net expense for the twenty-six week period of $1,925,413, resulting in a net loss for the period of $50,693 as shown above. The mark-to-market income recorded in the second quarter exceeded the amount of the mark-to-market loss in the first quarter by $1,191,633. For further information on the assumptions, estimates and methods used to measure the derivative liabilities, see Note 7.

      For the twenty-six weeks ended December 27, 2005, outstanding convertible debt, preferred stock and common stock purchase options and warrants are anti-dilutive. See Note 4.

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

      The Company has restated its financial statements for the thirteen and twenty-six weeks ended December 27, 2005 to reflect the adoption, as of June 29, 2005, of Financial Accounting Standard No. 123 (Revised) "Share Based Payment" ("SFAS 123R"). This statement requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. The new standard replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations.

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

      Prior to June 29, 2005, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, no compensation cost was recognized in the consolidated statements of operations. In accordance with SFAS No. 123, the Company disclosed certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. The Company complied with these disclosure requirements for all applicable periods prior to June 29, 2005.

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

                                   Thirteen Weeks Ended         Twenty-Six Weeks Ended
                               ---------------------------   ---------------------------
                               December 27,   December 28,   December 27,   December 28,
                                   2005           2004           2005           2004
                               ------------   ------------   ------------   ------------
                                (Restated)                    (Restated)
Net income (loss)
  attributable to common
  shareholders as
  reported (including stock-
  stock-based compensation
  of $56,250 for the 2005
  quarter and $1,450,389 for
  the 2005 year to date)        $24,943,742    $1,368,810      $(89,693)     $1,019,962
Deduct: Stock-based
  employee compensation
  in 2004 determined under
  the fair value method, net
  of related tax effects                 --        25,935            --          51,870
                                -----------    ----------      --------      ----------
Net income (loss)
  attributable to common
  shareholders
  (2004 - pro-forma)            $24,943,742    $1,342,875      $(89,693)     $  968,092
                                ===========    ==========      ========      ==========
Net income per share:
  Basic - as reported           $      0.74    $     0.02      $   0.00      $      .01
                                ===========    ==========      ========      ==========
  Basic - pro forma                     N/A    $     0.02           N/A      $      .01
                                ===========    ==========      ========      ==========
  Diluted - as reported         $      0.02    $     0.02      $   0.00      $      .01
                                ===========    ==========      ========      ==========
  Diluted - pro forma                   N/A    $     0.02           N/A      $      .01
                                ===========    ==========      ========      ==========

      The amount of $1,450,389 noted parenthetically above for 2005 exceeds the amount previously disclosed as pro-forma expense by $1,337,889, due to the prior inadvertent omission of 15,469,964 common stock purchase options that had been issued to the Company's chief executive officer on June 30, 2005, the second day of the current fiscal year. The fair value of these options, determined in accordance with SFAS No. 123R, is now included in operations. See Note 7. The effect of the correction was to reduce basic and diluted income per share by $0.04 and $0.02, respectively, for the twenty-six weeks ended December 27, 2005.

4.    NET INCOME PER COMMON SHARE -The calculation of basic and diluted income
      (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

      The following table sets forth the computation of the basic and diluted net income per share for the thirteen and twenty-six weeks ended December 27, 2005 and December 28, 2004, respectively:

                                        Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                    ---------------------------   ---------------------------
                                    December 27,   December 28,   December 27,   December 28,
                                        2005           2004           2005           2004
                                    ------------   ------------   ------------   ------------
                                     (Restated)                    (Restated)
Numerator:
Net income (loss) attributable to
  common shareholders               $ 24,943,742    $ 1,368,810    $   (89,693)   $ 1,019,962
Add/(Deduct):
  Mark-to-market gain                (22,191,192)            --            N/A             --
  Interest on convertible debt           780,743             --            N/A             --
  Income tax effect                      (60,613)            --             --             --
  Dividends on preferred stock            19,500         19,500            N/A            N/A
                                    ------------    -----------    -----------    -----------
  Net income (loss) attributable
    to common shareholders
    and assumed conversion          $  3,492,180    $ 1,388,310    $   (89,693)   $ 1,019,962
                                    ============    ===========    ===========    ===========
Denominator:
  Share reconciliation:
  Shares used for basic
    income per share                  33,571,215     77,936,358     33,229,815     77,936,358
  Effect of dilutive items:
    Stock options/warrants            48,142,277         24,791            N/A         44,362
  Convertible debt                    80,183,150             --            N/A             --
  Interest on convertible debt         4,897,998             --            N/A             --
  Series A Convertible
    Preferred Stock                    1,300,000      1,300,000            N/A            N/A
                                    ------------    -----------    -----------    -----------
  Sub-total before share
    limitation                       168,094,640     79,261,149     33,229,815     77,980,720
                                    ------------    -----------    -----------    -----------
  Limitation to authorized shares    (18,094,640)            --             --             --
                                    ------------    -----------    -----------    -----------
  Shares used for dilutive
    Income (loss) per share          150,000,000     79,261,149     33,229,815     77,980,720
                                    ============    ===========    ===========    ===========
Net income per share:
  Basic                             $        .74    $       .02    $       .00    $       .01
  Diluted                           $        .17    $       .02    $       .00    $       .01

      Dilutive shares used in the per share computation for the thirteen weeks ended December 27, 2005 are limited by the 150,000,000 shares authorized. In order to reflect maximum dilution, the 18,094,640 limitation may be assumed to reduce the number of shares issuable upon exercise of stock options by 13,281,785, and from the conversion of preferred stock by 1,300,000. The effect of the reduction of the remaining 3,512,855 shares to instruments issued to Laurus would be anti-dilutive and is ignored. On a pro-forma basis, if there were no share limitation, diluted income per share for the current quarter would nevertheless be unchanged at $0.02.

      The dilutive net income per share computations for the thirteen and twenty-six week periods ended December 27, 2005 each exclude 1,700,000 shares, respectively, related to out-of-the-money stock options because the effect of including them would be anti-dilutive. The dilutive net income per share computations for the thirteen week and twenty-six week periods ended December 28, 2004 exclude 3,910,309 and 3,710,309 shares, respectively, related to out-of-the-money stock options and warrants because the effect of including them would be anti-dilutive. For the twenty-six weeks ended December 28, 2004, 1,300,000 shares of common stock issuable upon the exercise of the Series A Redeemable Convertible Preferred Stock were excluded from diluted earnings per share because the effect of including them would be anti-dilutive.

5. PROVISION FOR INCOME TAXES - The provision for income taxes for the thirteen and twenty-six weeks ended December 27, 2005 and December 28, 2004 consists of the following:

                        Thirteen Weeks Ended         Twenty-Six Weeks Ended
                    ---------------------------   ---------------------------
                    December 27,   December 28,   December 27,   December 28,
                        2005           2004           2005           2004
                    ------------   ------------   ------------   ------------
Federal - current    $2,235,624       $41,070      $2,235,624       $41,070
State - current         923,514         2,589         931,732         5,178
                     ----------       -------      ----------       -------
Total                $3,159,138       $43,659      $3,167,356       $46,248
                     ==========       =======      ==========       =======

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

      In April 2003, the Company commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms it understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. As of June 28, 2005, the Company recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. The Company has not recognized the revenue associated with its claim because the amount thereof is not presently reliably estimable. The project has been completed and the customer has refused to acknowledge its liability for these additional charges billed. On October 22, 2004, the Company commenced an action against a local utility company in the New York State Supreme Court, County of New York, claiming that it is entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, the local utility company filed an answer, denying its claims. The case is currently in pre-trial discovery.

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

      Under the accounting methodology originally employed, the three tranches of the $6,000,000 note, issued in the first quarter of fiscal 2006, were recorded at an aggregate value of $909,257. The aggregate discount of $5,090,743 was being amortized over the three-year note term. As discussed in Note 2 and below, the accounting for the note has been changed and the financial statements as of and for the periods ended December 27, 2005 restated herein to reflect the embedded derivatives related to the financing and derivative accounting under SFAS No. 133 and EITF 00-27 has been applied.

      On October 6, 2005, Laurus loaned the Company an additional $1,350,000, and the Company further amended and restated the Note to be in the principal amount of $7,350,000. Under the previous accounting, the shares issuable upon conversion of the face value of this last tranche were recorded with a beneficial conversion feature amounting to $1,350,000, which was credited to additional paid-in capital. As a result, the initial carrying value of the fourth tranche, recorded in the second fiscal quarter of 2006, was $0. As noted in the previous paragraph, this accounting has been changed to reflect the embedded derivatives related to the financing.

      The convertible note, in the principal amount of $7,350,000 as of December 27, 2005, is the only note issued to Laurus by the Company that is currently outstanding. As a result of applying the derivative accounting referred to above, embedded derivative liabilities related to the note, the option and the warrant were recognized in the initial aggregate amount of $7,680,727. Also, an aggregate discount in the amount of $6,778,211 related to the $7,350,000 note was recorded. Principal repayments on the note were due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $459,375 were deferred until June 30, 2008. Interest is payable monthly and started to accrue on August 1, 2005. In conjunction with the Laurus transactions, the Company entered into a registration rights agreement, as amended, which obligated it, among other things, to file its initial registration statement on Form S-1 with the SEC on or before November 22, 2005 or be subject to a liquidated damages claim. Laurus waived the liquidated damages during the periods covered by this Form 10-Q.

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

      For the thirteen and twenty-six weeks ended December 27, 2005, application of derivative accounting resulted in a mark-to-market gains of $22,191,192 and $1,191,633, respectively. Total embedded derivative liabilities at December 27, 2005 were $6,354,094 as follows:

Convertible note, convertible at $0.09 per share   $2,089,576
Options, exercisable at $0.0001 per share           2,889,518
Warrants, exercisable at $0.10 per share            1,375,000
                                                   ----------
Total                                              $6,354,094
                                                   ==========

      In addition to the loss on the option exercise (applicable to the first quarter and the year-to-date period) and the mark-to-market gains on the embedded derivative liabilities, the Company recognized additional interest expense of $367,861 and $1,216,807 for the thirteen and twenty-six week periods in 2005. The net result of the restatement related to derivative accounting was a net increase in other income for the quarter of $21,823,331, or $0.65 per share and an increase in other expense for the year to date period of $475,024, or $0.00 per share.

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

      The accompanying financial statements have been restated to include in operations for the year to date period the $1,337,889 fair value of the employment-related option to purchase 15,469,964 shares, calculated in accordance with SFAS No.123R. See Note 3. No portion of this option was allocated to Mr. O'Reilly's guaranty to Laurus.

      On May 24, 2005, the Company issued to Michael O'Reilly non-plan five-year options, exercisable at $.1875 and $0.01 per share to purchase 250,000 and 2.000,000 shares of common stock, respectively. These options, issued in connection with his employment as the Company's president and chief executive officer, were recorded based on their intrinsic value. The Company recognized a related expense of $100,000 pursuant to APB No. 25, which was still in effect at the date these options were granted.

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

      As a result of these transactions, the Company has recorded deferred financing costs as follows:

                Item                   Amount
----------------------------------   ----------
Transactional, insurance costs       $2,314,172
  and professional fees
Deemed cost to the Company
  of the 15,469,964 shares of
  common stock sold by Spotless
  to the Company's CEO                1,195,708
Options granted to preferred
  stockholders for forbearance of
  redemption and other rights            44,650
                                     ----------
Total recognized                     $3,554,530
Amortization of deferred costs for
  the twenty-six weeks ended
  December 27, 2005                     587,690
                                     ----------
Deferred financing costs, net        $2,966,840
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

8. SUBSEQUENT EVENTS - On January 13, 2006, Laurus agreed to (a) postpone the date by which the Company must have the Form S-1 declared effective and
      (b) postpone the date by which the Company must increase its authorized capital.

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

We currently are engaged on various projects within our customary scope of services for private sector commercial and residential customers in the gulf coast and Florida regions. Under time and materials contracts or other arrangements, we have billed in excess of $9.8 million of work that we have completed in connection with these projects through January 31, 2006. We have also billed in excess of $8.9 million for projects in these areas that are still in progress. As of January 1, 2006, we have billed an aggregate of over $20 million of time and materials projects during our fiscal 2006. Management believes that we will be engaged to perform additional projects in this region in the near term; however, no assurance can be given in this regard until contracts relating to these projects have been executed.

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

On June 30, 2005, we issued to Laurus a three-year secured convertible term note in the principal amount of $5,000,000. During the first quarter of fiscal 2006, Laurus loaned us an additional $1,000,000 and early in the second quarter, Laurus loaned us an additional $1,350,000. After each loan we amended and restated the note accordingly. As of December 27, 2005, the principal amount of the Laurus note outstanding was $7,350,000. On November 10, 2005, Laurus agreed to defer the principal monthly payments due in November and December 2005 in the aggregate amount of $459,375 until June 30, 2008, the maturity date of the note, in order to facilitate financing of our gulf coast and Florida operations.

RESTATEMENT

The accompanying financial statements have been restated to correct the accounting in two principal areas as follows:

      o to apply derivative accounting applicable to the Laurus financing entered into on June 30, 2005, which had the net effect of increasing our reported loss by $22,298,355 for the thirteen weeks ended September 27, 2005 and increasing our reported income by $21,767,081 for the thirteen weeks ended December 27, 2005, resulting in a net decrease to our reported income for the year to date attributable to the application of derivative accounting in the amount of $531,274. At December 27, 2005, the effect on our balance sheet is an increase in our liabilities of $6,330,917, with an equivalent decrease in our stockholders equity, resulting in a reduction therein to $3,672,048. Specifically, we have recognized embedded derivative liabilities, related to the convertible note as well as the common stock purchase options and warrants issued to Laurus. The recognition of these embedded derivative liabilities was required due to an insufficiency of authorized common shares existing as of June 30, 2005 and, continuing through September 29, 2006. See Explanatory Note. The large fluctuation in our restated results for the first two quarters of fiscal 2006 is principally related to the mark-to-market accounting for the embedded derivative liabilities - a loss of $20,999,559 in the first quarter and a gain of $22,191,192 in the second quarter. This mark-to-market accounting is based on complex variables, including our stock price, which is highly volatile; accordingly these large fluctuations may be expected to continue through the final two quarters of the fiscal year ended June 30, 2006.

      o to adopt SFAS No. 123R at the beginning of the current year, as well as to include in the accounting for stock-based compensation, an option to purchase 15,469,964 shares of common stock, with a fair value of $1,337,889, issued to our chief executive officer on the second day of the current fiscal year. The omission of this amount in the pro-forma disclosures previously presented was inadvertent. In addition to the effect of these options, adoption of the standard resulted in the recognition of an additional $56,250 of stock-based compensation in each of the first two quarters of fiscal 2006. These increases in reported general and administrative expenses and net loss had no effect on reported assets, liabilities or equity, as the charge was offset by an equivalent credit to additional paid-in capital.

The net effect of the restatement on our financial statements was as follows:

o First quarter: Increase in net loss and loss per share of $23,692,494 and $0.72, respectively

o Second quarter: Increase in net income and income per share of $21,767,081 and $0.65, respectively

o Year to date: Net change from net income to net loss of $1,925,413 ($0.05 per share).

o At December 27, 2005: Increase liabilities and decrease equity by $6,330,917.

For further details on these adjustments to our financial statements, see Notes 2, 3 and 7 as well as elsewhere in this discussion.

We identified the need for this amendment in connection with answering responses to comment letters that we received from the Securities and Exchange Commission relating to its review of our Registration Statement on Form S-1, which we originally filed on October 3, 2005. We withdrew such Registration Statement on July 7, 2006.

Ability to Continue as a Going Concern

Our independent auditors raised a concern in their report on our financial statements for our 2005 fiscal year about our ability to continue as a going concern. Due to our recurring losses from operations, working capital deficit, limited stockholders' equity and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, there is substantial doubt about our ability to continue as a going concern. Although we had a net profit of $53,066 for our 2005 fiscal year, the recognition of significant embedded derivative liabilities together with the uncertainty about our ability to continue as a going concern may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal year ended June 28, 2005, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and our unaudited interim consolidated financial statements as restated for our fiscal quarter ended December 27, 2005. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for embedded derivative liabilities, stock based transactions, contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

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

In addition, at such time we achieve sufficient authorized common shares, the existing derivative liabilities will be credited to equity at their then measured values. We believe that, by virtue of the Omnibus Amendment entered into with Laurus on September 29, 2006, together with the amended and restated
note issued to Laurus pursuant thereto, we achieved having sufficient authorized shares as of that date. See Explanatory Note.

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

Revenue from claims, such as claims related to disputed change orders, is recognized where realization is probable and the amount can be reliably estimated, based upon meeting the following conditions.

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

Contract Accounting-Revenue derived from services provided to customers over periods of less than one month is recognized at the completion of the related contracts. Revenue from fixed price contracts that extend over periods of one month or more is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, the effect of contract penalty provisions and final contract settlements may result in revisions to estimates of costs and income and are recognized in the period in which the revisions are determined. Revenue from claims, such as claims relating to disputed change orders, is recognized when realization is profitable and the amount can be reliably estimated, based upon meeting the following conditions:

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

Cost of Revenues

Cost of revenues increased $3,820,843, or 87.4%, to $8,190,710 for the thirteen weeks ended December 27, 2005 as compared to $4,369,867 for the thirteen weeks ended December 28, 2004. This increase was primarily attributable to labor and other costs relating to our work in connection with Hurricanes Katrina and Wilma. Our cost of revenues consists primarily of labor and labor-related costs, payroll taxes, benefits, training, job-related insurance costs, travel and travel-related costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

Gross Profit

Gross profit increased by $6,534,220, or 218.6%, to $9,523,632, or 53.7%, of
total revenues for the thirteen weeks ended December 27, 2005 as compared to $2,989,412, or 40.6%, of total revenues for the thirteen weeks ended December 28, 2004. This increase in gross profit was due primarily to a higher percentage of higher margin equipment usage in connection with our hurricane-related projects. Higher margins on equipment used on hurricane and other catastrophic-related projects are necessary to compensate us for the fact that this equipment is used less often, or may not be utilized at all, as compared to equipment utilized for more routine projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,056,705, or 66.6%, to $2,559,551 for the thirteen weeks ended December 27, 2005 from $1,502,846 for the thirteen weeks ended December 28, 2004 and constituted approximately 14.1% and 20.4% of revenues in such periods, respectively. This increase was primarily attributable to an increased provision of $500,000 to our allowance for doubtful accounts, increased accounting and legal fees of $71,628, and a $15,090 increase in marketing expenses. Also, $56,250 of this increase was due to the recognition on the income statement of stock-based compensation under SFAS No. 123R, as discussed above under Restatement. In the prior year fiscal quarter, the comparable measurement of stock-based compensation was disclosed for pro-forma purposes only. The increases detailed in this paragraph were partially offset by a decrease of $25,314 in management fees. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, salaries and related benefits, professional fees, insurance, marketing and all other office and administrative-related expenses.

Interest Expense (Restated)

Interest expense (restated) increased by $977,085, or 1765%, to $1,032,437 for the thirteen weeks ended December 27, 2005 from $55,352 for the thirteen weeks ended December 28, 2004. Substantially all of the increase was due to the Laurus financing and the application of derivative accounting. The significant components of the increase were interest expense recorded on the Laurus note and the related derivative liabilities of $209,555, amortization of the note discount of $340,265, and the amortization of deferred financing costs relating to the Laurus transaction of $341,095. These increases were offset by reductions in interest incurred on obligations due to Spotless.

Mark-to-Market Gain on Embedded Derivative Liabilities

Application of derivative accounting for the thirteen weeks ended December 27, 2005 resulted in a mark-to-market gain on the embedded derivative liabilities aggregating $22,191,192, principally driven by a decrease in our stock price from $0.33 to $0.10. At the end of the period, such derivative liabilities totaled $6,354,094. These liabilities must be marked to market at the end of each quarter, based on facts and assumptions then applicable. Subsequent decreases or increases in our stock price and changes in other factors will have corresponding effects on our results of operations and reported liabilities. We had no derivative liabilities in the 2005 fiscal quarter. (See Explanatory Note and Liquidity and Capital Resources).

Provision for Income Taxes

The provision for income taxes for the thirteen weeks ended December 27, 2005 was $3,159,138 as compared to $43,659 for the thirteen weeks ended December 28, 2004. This increase was the result of higher taxable income for the thirteen weeks ended December 27, 2005, primarily attributable to our hurricane-related work in that period.

Net Income (Restated)

Our previously reported net income increased by $21,767,081, comprised of the derivative accounting related effects noted above offset slightly by the $56,250 of stock-based compensation expense recorded upon adoption of SFAS No.123R. As restated, our net income for the quarter ended December 2005 was $24,963,242 as compared to the quarter ended December 2004 net gain of $1,388,310. Income available for common stockholders was decreased in each quarter by preferred stock dividends of $19,500. Basic income per share in the current quarter increased from $0.17 to $0.74 due to the restatement compared to $0.00 for the prior year. On a diluted basis, income per share was unchanged at $0.02. See
Note 4 to the consolidated financial statements.

Twenty-six weeks ended December 27, 2005 and December 28, 2004

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2,724,644, or 99.6%, to $5,460,094 for the twenty-six weeks ended December 27, 2005 from $2,735,450 for the twenty-six weeks ended December 28, 2004 and constituted approximately 23.9% and 21.3% of revenues in such periods, respectively. This increase was almost entirely due to:

      (i) the adoption of SFAS No. 123R, and the related inclusion in operating expenses of $1,450,389, the fair value of options vesting during the quarter. All but $56,250 of this unusually large amount of option expense arose from the employment-related option to purchase 15,469,964 shares granted to our chief executive officer, which grant of options was a required condition of the Laurus financing; and

      (ii) an increased provision of $538,000 to our allowance for doubtful accounts.

Other changes in this account grouping are increased accounting and legal fees of $303,726, and a $40,256 increase in marketing expenses. Partially offsetting the increases was a decrease of $114,316 in consulting fees.

Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, salaries and related benefits, including stock-based compensation, insurance, marketing and all other office- and administrative-related expenses.

Mark-to-Market Gain on Embedded Derivative Liabilities

Application of derivative accounting in the year to date period resulted in a mark-to-market gain on the embedded derivative liabilities aggregating $1,191,633, principally reflecting an increase in our stock price from $0.09 to $0.10. At the end of the period, such derivative liabilities totaled $6,354,094. These liabilities must be marked to market at the end of each quarter, based on facts and assumptions then applicable. Subsequent decreases or increases in our stock price and changes in other factors will have corresponding effects on our results of operations and reported liabilities. We had no derivative liabilities in the fiscal 2005 quarter. (See Explanatory Note, Restatement and Liquidity and Capital Resources).

Interest Expense (Restated)

Interest expense (restated) increased by $2,324,607, or 1,927%, to $2,445,217 for the twenty-six weeks ended December 2005 from $120,610 for the corresponding period ended December 2004. Substantially all of the increase was due to the Laurus financing and the application of derivative accounting. The significant components of the increase were interest expense recorded on the Laurus note and the related derivative liabilities of $902,506, amortization of the note discount of $631,517, and the amortization of deferred financing costs relating to the Laurus transaction of $587,690. These increases were offset by reductions in interest incurred on obligations due to Spotless.

Purchase discounts and financing fees paid to a related party decreased from $145,846 to zero, due to the termination of the accounts receivable financing agreement with Spotless.

Loss on Exercise of Options

After recognition of an embedded derivative liability related to the option exercisable by Laurus at $0.0001 per share, we are also required to recognize gain or loss on the extinguishment of the related liability when options are exercised. During the quarter ended September 27, 2005, Laurus exercised a portion of its option and purchased 1,500,000 shares at $0.0001 per share, when the market value of the Company's common stock was $0.39 per share. This exercise reduced the derivative liability related to the option by $135,000 (the $0.09 fair value of the stock at the date the options were issued) and also resulted in a loss on the exercise in the amount of $449,850 or $0.2999 per share (the difference between the fair value at the date of exercise and issuance ($0.39 and $0.09, respectively)) less the $0.0001 per share exercise price.

As a result of applying derivative accounting, we recognized a total increase in other expenses of $475,024.

Provision for Income Taxes

The provision for income taxes for the twenty-six weeks ended December 27, 2005 was $3,167,356 as compared to $46,248 for the twenty-six weeks ended December 28, 2004. This increase was the result of higher taxable income for the twenty-six weeks ended December 27, 2005, primarily attributable to hurricane-related work in that period.

Net Income (Loss)

Previously we reported net income of $1,874,720 and net income available to common stockholders of $1,835,720, for the twenty-six weeks ended December 27, 2005, as compared to net income of $1,058,962 and net income available to common stockholders of $1,019,962 earned for the twenty-six weeks ended December 28, 2004. As a result of the increases in other expense of $475,024 and stock-based compensation of $1,450,389, as discussed above, we had a restated net loss of $50,693 and a restated loss attributable to common stockholders of $89,693. The per share effect of the restatement was $0.05, resulting in a loss per share of $0.00 for the twenty-six weeks ended December 2005 as compared to per share income of $0.01 for the twenty-six seeks ended December 2004.

Liquidity and Capital Resources

As of December 27, 2005, we had a cash balance of $2,494,266, a working capital deficit of $434,830 and stockholders' equity of $3,672,048. Although the derivative liabilities are reported as current, we reasonably expect that we will not have to expend our working capital to pay them. We believe that by virtue of the Omnibus Amendment, dated September 29, 2006, entered into between Laurus and us, as well as the amended and restated secured convertible term note issued to Laurus pursuant thereto, the derivative liabilities will be credited to capital. See Explanatory Note. As of June 28, 2005, we had a cash balance of $512,711, a working capital deficit of $1,704,091 and a stockholders' deficit of $712,889. We incurred a net loss of $50,693 for the twenty-six weeks ended December 2005.

Accounts receivable, net of allowance for doubtful accounts at December 27, 2005 and June 28, 2005 were $13,182,621 and $6,755,338, respectively. For these periods, approximately $3,080,000 and $1,976,000, respectively, of these amounts were disputed claims subject to collection litigation, primarily related to disputes over changed work orders or other modifications of our work. We do not believe that the disputed receivables and a material effect on liquidity for the periods presented.

Net cash provided by operating activities was $587,948 for the twenty-six weeks ended December 27, 2005, as compared to the net cash provided by operations of $473,288 for the twenty-six weeks ended December 28, 2004. Neither of the restatement adjustments had any effect on our cash balances. Accounts receivable increased by $3,065,948, or 30.3%, as of December 27, 2005 to $13,182,621, from
$10,116,673 as of December 28, 2004, primarily as a result of work performed in connection with Hurricanes Katrina and Wilma. Accounts payable and accrued expenses decreased by $1,079,526, or 22.4%, as of December 27, 2005 to $3,749,997, from $4,829,523 as of December 28, 2004, primarily as a result of accelerated payments to our venders as a result of our favorable cash position. Net cash provided by financing activities for the twenty-six weeks ended December 27, 2005 was $2,332,363, as compared to cash used by financing activities of $134,508 for the twenty-six weeks ended December 28, 2004, primarily as a direct result of $7,350,000 received in connection with our borrowings from Laurus, the proceeds of which borrowings were used to pay related transaction and other expenses in the amount of $2,314,172 and repay indebtedness to Spotless in the amount of $2,650,000. These transactions resulted in a net increase of $2,350,000 in borrowings and the cancellation of $1,230,228 of our previous secured note payable to Spotless. The balance of the proceeds, in the amount of $2,053,011, was used to fund working capital and our initial Hurricane Katrina mobilization costs. Financing activities for the twenty-six weeks ended December 28, 2004 used net cash of $134,508 for long-term debt repayment.

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

Our future cash requirements are expected to depend on numerous factors, including, but not limited to our ability to:

      o Obtain profitable environmental or related construction contracts. So long as we have sufficient working capital, we anticipate continued revenue growth in new and existing service areas and to continue to bid on large projects, though there can be no assurance that any of our bids will be accepted or that we will have sufficient working capital. We currently are engaged on various projects within our customary scope of services for private sector commercial and residential customers in the gulf coast and Florida regions in connection with the aftermath of Hurricanes Katrina and Wilma. Under time and materials contracts or other arrangements, we have billed in excess of $9.8 million of work that we have completed in connection with these projects through January 31, 2006. We have also billed in excess of $8.9 million for projects in these areas that are still in progress. As of January 1, 2006, we have billed an aggregate of over $20 million of time and materials projects during our fiscal 2006. In this connection, we also intend to focus on procuring time and materials contracts, which have historically generated higher gross margins. We also intend to continue our marketing campaign, including radio and newspaper advertising and a public relations program, to inform residents of New Orleans and the surrounding gulf areas about our services. Our management believes that we will be engaged to perform additional projects in this region for the foreseeable future; however, no assurance can be given in this regard until contracts relating to these projects have been executed.

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

Laurus has contractually agreed to restrict its ability to convert the note and/or exercise its warrant and option if such conversion and/or exercise would cause its beneficial ownership of shares of our common stock to exceed 4.99% of the outstanding shares of our common stock. The 4.99% limitation is null and void without notice to us upon the occurrence and during the continuance of an event of default or upon 75 days' prior written notice to us. As of December 27, 2005, Laurus beneficially owns 1,500,000 shares of our common stock, or approximately 4.46% of our outstanding common stock. As a result, Laurus could only acquire up to approximately 184,405 additional shares, which would constitute a conversion of approximately $16,596 of the principal amount of the note, while remaining in compliance with the 4.99% limitation. Because Laurus is irrevocably prohibited from waiving this 4.99% limitation, except as described above, even if the other conditions allowing us to pay in shares of common stock have been satisfied, if Laurus cannot or does not reduce its ownership of our common stock at a time when such reduction would be necessary to allow us to make a payment in shares of common stock, we would be required to pay Laurus in cash. This may have an adverse effect on our cash flow and liquidity.

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

Pursuant to the terms of a Registration Rights Agreement, dated June 30, 2005, and amended, we were obligated to file a registration statement with the Securities and Exchange Commission registering the resale of shares of our common stock issuable upon a conversion of the Note and upon the exercise of the option and warrant issued to Laurus. We filed the registration statement on October 3, 2005 and are in the process of responding to a comment letter from the Securities and Exchange Commission dated October 31, 2005. If the registration statement is not declared effective by March 1, 2006 (subject to extensions granted by Laurus) by the Securities and Exchange Commission, then we will be required to pay to Laurus the following amounts:

      o 1.5% of the principal outstanding on the note, for the first thirty days, prorated for partial periods, which equals $3,445 per day based upon the $6,890,625 principal amount of the note currently outstanding; and

      o 2.0% of the principal outstanding on the note, for each thirty day period, prorated for partial periods, which equals $4,594 per day

The proceeds we received in connection with the financing transaction and subsequent borrowings from Laurus were used to pay the amounts set forth below to the persons or for the purposes set forth below:

      Spotless Debt
      o     Former majority stockholder and senior secured lender
            (Spotless), consisting of approximately $2,650,000 in
            settlement of the principal and $100,000 in interest      $2,750,000
                                                                      ----------
      Transaction Expenses
      o     Laurus transaction fee                                     1,750,000
      o     Laurus Capital Management, LLC management and due
            diligence fees                                               262,900
      o     Loeb & Loeb escrow fee                                         2,000
      o     Insurance premiums                                            37,500
      o     Legal fees                                                   146,773
      o     Special committee and advisor fees                            61,136
      o     Payments to series A preferred stockholders               $   35,000
                                                                      ----------
            Sub-total                                                 $2,295,309
                                                                      ----------
      Other Payments
      o     Audit fees                                                    50,000
      o     Insurance premiums                                           276,711
      o     Initial Hurricane Katrina mobilization costs                 238,173
      o     Working capital                                            1,739,807
                                                                      ----------
            Sub-total                                                 $2,304,691
                                                                      ----------
      Total                                                           $7,350,000
                                                                      ==========

The table below summarizes contractual obligations and commitments as of December 27, 2005, including principal and interest payments on our debt(1):

                                    Total        1 Year      2-3 Years   4-5 Years
                                 -----------   ----------   ----------   ---------
Operating Leases                 $   953,727   $  692,009   $  261,718    $    --
Capitalized Leases - Principal
                                     423,923      207,806      196,087     20,030
Capitalized Leases - Interest
                                      44,769       27,330       16,907        532
Laurus Note -
Principal                          7,350,000    1,378,128    5,971,872         --
Laurus Note
Interest Expense - Cash              888,623      538,496      350,127         --
Spotless Note - Principal            500,000           --      500,000         --
Spotless Note -
Interest Expense                      13,828           --       13,828         --
                                 -----------   ----------   ----------    -------
Total                            $10,174,870   $2,843,769   $7,310,539    $20,562

--------
(1) This table reflects the effectiveness of Laurus' agreement to defer the initial monthly amortization repayment in the amount of $229,688 from November 1, 2005 until January 1, 2006.

These amounts are based on assumed interest payments reflecting:

      o     the Laurus note at a rate of 8.75% per annum;

      o     the Spotless note at a rate of 5.86% per annum; and

      o an aggregate of $423,923 of other long-term debt with maturities ranging from 3 months to 54 months for financed trucks and vehicles with interest rates ranging from 3.95% to 13.99%.

Off-Balance Sheet Arrangements

Although we do not have any financing arrangements that have not been recorded in our financial statements, our transaction with Laurus resulted in a significant discount that reduced the carrying value on our balance sheet of our debt obligation to Laurus. As of December 27, 2005, the note had a principal balance of $7,350,000 with a corresponding discount of $6,146,694, resulting in a carrying amount of $1,203,306 on our balance sheet. As a consequence of applying derivative accounting, the entire note is reported as a current liability.

Effect of Inflation

Although inflation did not have a material impact on our operations during fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, we did experience an average increase of 10% in fuel costs during the each of the first two quarters of this year due to increased oil prices, including the effect of Hurricane Katrina on fuel prices.

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

                      FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Actual results could differ materially from any expectation, estimate or projection conveyed by these statements and there can be no assurance that any such expectation, estimate or projection will be met. Numerous important factors, risks and uncertainties affect our operating results and could cause actual results to differ from the results implied by these or any other forward looking statements. These potential factors, risks and uncertainties include, among other things, such factors as:

      o fluctuations in our stock price and the related effects on mark-to-market derivative accounting;

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

Interest Rate Sensitivity - Interest rate risk is the risk that interest rates on our debt are fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The Laurus note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve month period and if our registration statement registering the shares of our common stock underlying the note and the warrant issued to Laurus has been declared effective by the Securities and Exchange Commission, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 3 months to 54 months aggregating to $423,923 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $70,000 annually. This hypothetical calculation reflects the assumed interest payments for the:

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

Our chief executive officer and our chief financial officer reviewed with members of our audit committee whether our need to restate our financial results for our fiscal quarter ended December 27, 2005 affected their conclusions that our disclosure controls and procedures, as of December 27, 2005, were effective in timely alerting them to material company information required to be included in our periodic filings with the Securities and Exchange Commission. In connection with their review, our chief executive officer and chief financial officer noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed in the Form 10-Q we filed under the Securities Exchange Act was accumulated and communicated to our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Rather, the restatements resulted from reconsideration in connection with preparing responses to a comment letter that we received from the Securities and Exchange Commission in relation to its review of our registration statement on Form S-1 filed on October 3, 2005 of a decision made by management to record in equity the common stock purchase option and warrant issued to Laurus in connection with the refinancing. After extended correspondence with the Securities and Exchange Commission and further analysis, management determined that derivative accounting applied to these instruments and the convertible note as they contained embedded derivative liabilities. (See Notes 2 and 7 to the consolidated financial statements). Our chief executive officer and chief financial officer did not find that management's subsequent decision to restate for the derivative accounting called into question whether our disclosure controls and procedures were effective to ensure that required information was disclosed to them as appropriate to allow timely decisions regarding required disclosure. Therefore, based on that review, our chief executive officer and our chief financial officer determined that their prior conclusions, that our disclosure controls and procedures were effective as of December 27, 2005, had not changed.

Our chief executive officer and our chief financial officer reached a similar conclusion with respect to our restatement of stock-based compensation expense. As noted in this report, we did not previously adopt SFAS No.123R in the first quarter as required, and we excluded from the previous pro-forma disclosure the cost related to the employment-related options issued to our chief executive officer. Our chief executive officer and our chief financial officer view this as an inadvertent omission, but do not attribute it to non-effective disclosure controls and procedures, particularly since the issuance of the options was disclosed. Rather, it is viewed as a one-time error, and highly unusual in that it was overlooked by all of the parties associated with the Company's financial reporting during this period. The Company believes the error was partly due to the issuance of the options being in the first few days of the fiscal period for which SFAS No.123R became effective (based on the Company's fiscal year-end) as well as the focus of the Company and its accounting professionals on answering the comments received from the Securities and Exchange Commission staff.

Changes in internal control over financial reporting

There were no changes in the quarter ended December 27, 2005 that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

            Note applicable.

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

                  31.1 Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a).

                  31.2    Certification of Chief Financial Officer pursuant to
                          Section 302(a).

                  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Reports on Form 8-K:

During the thirteen weeks ended December 27, 2005, the Company filed reports on Forms 8-K dated October 6, November 18, November 29 and December 23. The first three of these filings related principally to the Laurus financing and amendments to related agreements; the last filing on Form 8-K announced the Company's decision to restate its financial statements for the thirteen weeks ended September 27, 2005.

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


Date: October 19, 2006                 By: /s/ Arthur Wasserspring
                                           ------------------------------------
                                           ARTHUR WASSERSPRING
                                           Chief Financial Officer
                                          (Principal Financial Officer)