Form 10-Q/A
period 2006-03-28
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2006-10-19
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 28, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

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

      The number of shares of Common Stock, par value $.0001, outstanding on May 23, 2006 was 33,571,215.

                                EXPLANATORY NOTE

      This Amendment No.1 on Form 10-Q/A amends and restates certain disclosure items, including financial statements, in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2006, which form was filed on May 24, 2006. We are filing this Amendment No. 1 principally to revise the accounting for the debt and equity instruments issued to Laurus Master Fund, Ltd. ("Laurus") in connection with our transactions with them on June 30, 2005. Specifically, we have applied derivative accounting to account for certain embedded derivatives, whose recognition was required due to an insufficiency of authorized common shares existing as of June 30, 2005 and continuing through September 29, 2006. On September 29, 2006, we executed an Omnibus Amendment with Laurus amending the terms of our agreements with Laurus (the "Omnibus Amendment") and pursuant thereto issued to Laurus an amended and restated secured and convertible term note (the "Amended Note"). By virtue of certain provisions in the Omnibus Amendment and the Amended Note which significantly reduce the number of shares potentially issuable to Laurus, as of September 29, 2006, and through the date of the filing of this Amendment, we have a sufficient number of authorized shares to issue in the event that all of the derivative securities issued by us are exercised or converted. As a result, we believe that we will no longer have to apply derivative accounting. We anticipate that in our Form 10-Q for the three months ended September 30, 2006, the applicable derivative liability balances will be credited to equity.

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

      We are filing amended quarterly reports on Form 10-Q for the first and second quarters of fiscal 2006.

      We have included as exhibits to this amendment new certifications of our principal executive officer and principal financial officer and accounting officer.

      The remaining items contained within this Amendment No. 1 consist of all other items originally contained in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2006 substantially in the form which we filed with the Securities and Exchange Commission on May 24, 2006. Therefore, you should read this amendment together with other reports and documents that we have filed with the Securities and Exchange Commission subsequent to the filing of that form, bearing in mind however, that we recently withdrew our Registration Statement on Form S-1. Except as expressly stated herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of any later date. Information in those other reports and documents updates and supersedes some of the information contained in this Amendment. You should not deem the filing of this amendment to be an admission that our Form 10-Q filed on May 24, 2006, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement in such filing not misleading.

                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        March 28, 2006 and June 28, 2005

                                                                                   March 28, 2006   June 28, 2005
                                                                                   --------------   -------------
                                                                                    (Unaudited)           *
                                                                                     (Restated)       (Restated)
ASSETS:
CURRENT ASSETS:
  Cash                                                                              $  2,664,174     $    512,711
  Accounts receivable, net of allowance for doubtful accounts of $2,857,831 and
    $1,507,831, Respectively                                                          12,541,422        6,755,338
  Inventory                                                                              233,743          146,079
  Costs and estimated earnings in excess of billings on uncompleted contracts            219,705           30,466
  Prepaid expenses and other current assets                                              201,377           47,253
                                                                                    ------------     ------------
  Total current assets                                                                15,860,421        7,491,847
                                                                                    ------------     ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of
  $6,955,813 and $6,386,731, respectively                                              2,976,992        2,242,645
                                                                                    ------------     ------------
OTHER ASSETS
  Deferred financing costs                                                             2,669,796               --
  Other                                                                                  222,971          322,046
                                                                                    ------------     ------------
  Total other assets                                                                   2,892,767          322,046
                                                                                    ------------     ------------
TOTAL                                                                               $ 21,730,180     $ 10,056,538
                                                                                    ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
  Embedded derivative liabilities                                                   $ 11,100,298     $         --
  Accounts payable                                                                     1,022,295        1,174,840
  Liability for repurchased accounts receivable                                          189,197               --
  Accrued expenses                                                                     1,433,285        1,611,256
  Secured note payable to a related party                                                     --        5,000,000
  Current portion of secured convertible note payable                                     88,052               --
  Billings in excess of cost and estimated earnings on uncompleted contracts              28,400           83,316
  Accrued payroll and related fringe benefits                                            488,327          528,867
  Current maturities of long-term debt                                                   209,020          169,612
  Income taxes payable                                                                 3,884,060          138,579
  Other current liabilities                                                              974,629          489,468
                                                                                    ------------     ------------
  Total current liabilities                                                           19,417,563        9,195,938
                                                                                    ------------     ------------
LONG-TERM DEBT:
  Secured note payable                                                                   500,000               --
  Other                                                                                  222,802          197,400
                                                                                    ------------     ------------
    Total long-term debt                                                                 722,802          197,400
                                                                                    ------------     ------------
COMMITMENTS AND CONTINGENCIES
  Redeemable Common Stock                                                                     --           76,089
                                                                                    ------------     ------------
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000
  shares authorized and outstanding at March 28, 2006 and June 28, 2005                1,300,000        1,300,000
                                                                                    ------------     ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares
    outstanding                                                                               --               --
  Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0
    shares outstanding at March 28, 2006 and June 28, 2005                                    --               --
  Common stock, $.0001 par value; 150,000,000 shares authorized; 33,571,215 shares outstanding at March 28, 2006 and 77,936,358 shares outstanding at
    June 28, 2005.                                                                         3,357            7,794
  Additional paid-in-capital                                                          38,364,584       33,944,017
  Accumulated deficit                                                                (38,078,126)     (34,664,700)
                                                                                    ------------     ------------
  Total stockholders' equity (deficit)                                                   289,815         (712,889)
                                                                                    ------------     ------------
TOTAL                                                                               $ 21,730,180     $ 10,056,538
                                                                                    ============     ============

* Derived from audited financial statements

                See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                               -------------------------------   -------------------------------
                                               March 28, 2006   March 29, 2005   March 28, 2006   March 29, 2005
                                               --------------   --------------   --------------   --------------
                                                 (Restated)                        (Restated)
Revenues                                        $  7,213,546     $  4,801,832     $ 30,092,227     $ 17,639,617
Cost of revenues                                   3,778,943        3,433,054       16,354,923       12,165,045
                                                ------------     ------------     ------------     ------------
Gross profit                                       3,434,603        1,368,778       13,737,304        5,474,572
                                                ------------     ------------     ------------     ------------
Operating expenses:
Selling, general and administrative expenses       1,616,921        1,210,884        7,077,015        3,946,334
                                                ------------     ------------     ------------     ------------
Income from operations                             1,817,682          157,894        6,660,289        1,528,238
                                                ------------     ------------     ------------     ------------
Other expense (income):
  Mark-to-market loss on embedded
    derivative liabilities                         4,467,838               --        3,276,205               --
  Interest expense                                   513,412           53,577        2,958,629          174,187
  Loss on partial extinguishment of
    embedded derivative option liability
    arising from exercise of options                      --               --          449,850               --
  Gain on extinguishment of debt                    (156,774)              --         (156,774)              --
  Purchase discounts and financing fees
    paid to related party                                 --               --               --          145,846
  Other expense (income), net                        (43,915)         (29,891)         (21,405)         (31,445)
                                                ------------     ------------     ------------     ------------
  Total other expense (income)                     4,780,561           23,686        6,506,505          288,588
                                                ------------     ------------     ------------     ------------
Income (loss) before provision for income
  taxes                                           (2,962,879)         134,208          153,784        1,239,650
                                                ------------     ------------     ------------     ------------
Provision for income taxes                           399,854            5,449        3,567,210           51,697
                                                ------------     ------------     ------------     ------------
Net income (loss)                                 (3,362,733)         128,759       (3,413,426)       1,187,953
Dividends on preferred stock                          19,500           19,500           58,500           58,500
                                                ------------     ------------     ------------     ------------
Net income (loss) attributable to common
  shareholders                                  $ (3,382,233)    $    109,259     $ (3,471,926)    $  1,129,453
                                                ============     ============     ============     ============
Basic income (loss) per share                   $       (.10)    $        .00     $       (.10)    $        .01
                                                ============     ============     ============     ============
Diluted income (loss) per share                 $       (.10)    $        .00     $       (.10)    $        .01
                                                ============     ============     ============     ============
Weighted average number of common shares
  outstanding:
Basic                                             33,571,215       77,936,358       33,343,615       77,936,358
Diluted                                           33,571,215       78,039,266       33,343,615       78,007,077

                See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                                   (RESTATED)

                                                          Common Stock
                                                    -----------------------    Additional
                                                     Number of                  Paid-in      Accumulated
                                                       Shares     Par Value     Capital        Deficit        Total
                                                    -----------   ---------   -----------   ------------   -----------
Balance at June 28, 2005                             77,936,358    $ 7,794    $33,944,017   $(34,664,700)  $  (712,889)
Spotless Transactions:
  Cancellation of Spotless shares, net of shares
    sold to Michael O'Reilly                        (45,865,143)    (4,587)         4,587             --            --
  Early extinguishment of Spotless Note, accrued
    interest and administrative fees (net of tax
    effect of $731,640)                                      --         --      1,230,228             --     1,230,228
  Additional taxes attributable to cancellation
    of Spotless debt                                         --         --       (107,434)            --      (107,434)
  Surrender of Redemption Right with respect to
    Common Stock                                             --         --         76,089             --        76,089
  Value of Spotless shares sold to Michael
    O'Reilly less consideration                              --         --      1,195,708             --     1,195,708
Options granted to preferred stockholders for
  forbearance of mandatory redemption and
  dividends                                                  --         --         44,650             --        44,650
Exercise of 1,500,000 options that had been
  included in embedded option derivative
  liability, recorded at market value at date of
  exercise                                            1,500,000        150        584,850             --       585,000
Stock-based compensation                                     --         --      1,450,389             --     1,450,389
Dividends on Series A preferred stock                                             (58,500)                     (58,500)
Net loss                                                     --         --             --     (3,413,426)   (3,413,426)
                                                    -----------    -------    -----------   ------------   -----------
Balance at March 28, 2006                            33,571,215    $ 3,357    $38,364,584   $(38,078,126)  $   289,815
                                                    ===========    =======    ===========   ============   ===========

                 See notes to consolidated financial statements.

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Thirty-Nine Weeks Ended
                                                             -------------------------
                                                              March 28,     March 29,
                                                                 2006          2005
                                                             -----------   -----------
                                                             (Unaudited)   (Unaudited)
                                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $(3,413,426)  $ 1,187,953
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Mark-to-market loss on embedded derivative liabilities     3,276,205            --
    Non-cash interest expense on convertible secured note        881,451            --
    Loss on exercise of 1,500,000 options                        449,850
    Depreciation and amortization                                569,082       498,200
    Provision for doubtful accounts, net                       1,350,000       662,691
    Amortization of deferred financing cost                      884,734            --
    Amortization of discount on secured convertible note         661,520            --
    Stock-based compensation                                   1,450,389            --
    Gain on extinguishment of debt                              (156,774)           --
  Changes in operating assets and liabilities:
    Accounts receivable                                       (6,946,888)   (1,441,666)
    Inventory                                                    (87,664)       28,850
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                     (189,239)      503,317
    Income tax refund                                                 --       641,795
    Prepaid expenses and other current assets                   (154,124)       21,549
    Other assets                                                  99,075        32,391
    Accounts payable and accrued expenses                       (177,136)     (715,309)
    Accrued payroll and related fringe benefits                  (40,540)     (284,430)
    Income tax payable                                         2,906,407            --
    Other current liabilities                                    485,161        99,577
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                      (54,916)     (192,359)
                                                             -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,793,167     1,042,559
                                                             -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         (1,085,517)      (83,303)
                                                             -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                         (1,085,517)      (83,303)
                                                             -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                          (153,102)     (258,532)
  Principal payments of secured notes payable                   (689,063)       27,413
  Exercise of stock options                                          150            --
  Payments for deferred financing costs                       (2,314,172)           --
  Repayment of secured note payable to a related party        (2,750,000)           --
  Proceeds from secured notes payable                          7,350,000            --
                                                             -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            1,443,813      (231,119)
                                                             -----------   -----------
NET INCREASE IN CASH                                           2,151,463       728,137

CASH - BEGINNING OF PERIOD                                       512,711        63,562
                                                             -----------   -----------
CASH - END OF PERIOD                                         $ 2,664,174   $   791,699
                                                             ===========   ===========
Cash paid during the period for:
  Interest                                                   $   251,671   $   209,220
                                                             ===========   ===========
  Income taxes                                               $        --   $    43,250
                                                             -----------   -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Recognition of embedded derivative liabilities, net of
    effect of maturity deferral of $311,832                  $ 7,368,895   $        --
                                                             ===========   ===========
  Recognition of discount on secured convertible note, net
    of effect of maturity deferral of $134,004               $ 6,644,207   $        --
                                                             ===========   ===========
  Financing cost related to guaranties of CEO remunerated
    through sale of discounted shares                        $ 1,195,708   $        --
                                                             ===========   ===========
  Capitalized gain on extinguishment of secured note
    payable - related party                                  $ 1,122,794   $        --
                                                             ===========   ===========
  Property and equipment acquired through financing          $   217,912   $        --
                                                             ===========   ===========
  Accounts receivable repurchased in connection with
    refinancing                                              $   189,197   $        --
                                                             ===========   ===========
  Paid-in capital arising from reduction in derivative
    option liability on option exercise                      $   135,000   $        --
                                                             ===========   ===========
  Capitalized cancellation of put right relating to
    redeemable common stock                                  $    76,089   $        --
                                                             ===========   ===========
  Financing cost related to issuance of options to
    preferred stockholders                                   $    44,650   $        --
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

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, has a working capital deficiency and limited stockholders' equity, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      The Company has now determined that principally due to an insufficiency of authorized common shares existing at June 30, 2005 and continuing through September 29, 2006, as well as the nature of various terms in the secured convertible note and related agreements, the initial approach to the accounting for the equity instruments as well as the secured convertible note issued to Laurus itself was incorrect. In accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities, and EITF Consensus 05-2, such insufficiency of authorized common shares as well as the potential future actions by the lender/holder prohibits the recognition of the option and warrant in equity, thereby relegating them to liability classification with embedded derivatives. Further, the attributes of the secured convertible note, together with the authorized share insufficiency, requires application of derivative accounting to account for the resulting embedded derivative in the note as well as those embedded in the option and the warrant. These derivative liabilities, the measurement of which requires significant estimates and projections of future events, are being marked to market based on the change in the Company's common stock prices as well as other complex factors discussed in Note 7. A corollary effect of this accounting is the recognition of gain or loss on extinguishment of debt arising every time a debt principal payment is made, as the value of each of the embedded liabilities at any point in time is derived from the balance of the respective host contract.

      If the authorized share deficiency ceases to apply, the applicable derivative balances will be credited to equity. (See Note 7).

      The Company believes that by virtue of the Omnibus Amendment, dated September 29, 2006, entered into between Laurus and the Company, as well as the amended and restated secured convertible term note issued to Laurus pursuant thereto, the authorized number of shares is sufficient. See Explanatory Note.

      The Company has also restated its financial statements to record $1,450,389 of stock-based compensation expense for the thirty-nine weeks ended March 28, 2006 reflecting both the adoption of SFAS No. 123R at the beginning of the current fiscal year and the inclusion therein of employment-related stock options issued to the Company's chief executive officer. See Note 3.

      At March 28, 2006, the effects of the restatement on our balance sheet are as follows:

                                      As Previously    Restatement    As Restated
Financial Statement Caption             Presented      Adjustment       Herein
---------------------------           -------------   ------------   -----------
                                                        Increase
                                                       (Decrease)
Balance Sheet
Current Assets                        $ 15,860,421    $         --   $ 15,860,421
                                      ------------    ------------   ------------
Total Assets                          $ 21,730,180    $         --   $ 21,730,180
                                      ============    ============   ============
Current Liabilities:
  Embedded derivative liabilities     $         --    $ 11,100,298   $ 11,100,298
  Secured convertible debenture            280,973        (192,921)        88,052
                                      ------------    ------------   ------------
Total Current Liabilities                8,510,186      10,907,377     19,417,563
Long-Term Liabilities
  Secured convertible debenture            435,661        (435,661)            --
                                      ------------    ------------   ------------
Total Liabilities                        9,668,649      10,471,716     20,140,365
                                      ------------    ------------   ------------
Stockholders' Equity:
  Common stock                               3,375             (18)         3,357
  Additional paid-in capital            42,770,070      (4,405,486)    38,364,584
  Accumulated deficit                  (32,011,914)     (6,066,212)   (38,078,126)
                                      ------------    ------------   ------------
Total Stockholders' Equity              10,761,531     (10,471,716)       289,815
                                      ------------    ------------   ------------
Total Liabilities and Stockholders'
  Equity                              $ 21,730,180    $         --   $ 21,730,180
                                      ============    ============   ============

      For the thirteen weeks ended March 28, 2006, the effects of the restatement on our statement of operations are as follows:

Statement of Operations
Revenue                               $  7,213,546    $          --    $ 7,213,546
                                      ------------    -------------    -----------
Gross profit                             3,434,603               --      3,434,603
                                      ------------    -------------    -----------
Total operating expenses                 1,616,921               --      1,616,921
                                      ------------    -------------    -----------
Income from operations                   1,817,682               --      1,817,682
                                      ------------    -------------    -----------
Other expense (income):
  Mark-to-market loss on embedded
    derivative liabilities                      --        4,467,838      4,467,838
  Interest expense                         683,677         (170,265)       513,412
  Gain on extinguishment of debt                --         (156,774)      (156,774)
                                      ------------    -------------    -----------
Total other expense (income)               639,762        4,140,799      4,780,561
                                      ------------    -------------    -----------
Income (loss) before provision for
  income taxes                           1,177,920       (4,140,799)    (2,962,879)
                                      ------------    -------------    -----------
Net income (loss)                     $    778,066    $  (4,140,799)   $(3,362,733)
                                      ============    =============    ===========
Net income (loss) attributable to
  common stockholders                 $    758,566    $  (4,140,799)   $(3,382,233)
                                      ============    =============    ===========
Basic income (loss) per share         $       0.02    $       (0.12)   $     (0.10)
                                      ============    =============    ===========
Diluted income (loss) per share       $       0.00    $       (0.10)   $     (0.10)
                                      ============    =============    ===========
Basic weighted average shares
  outstanding                           33,755,620         (184,405)    33,571,215
                                      ============    =============    ===========
Diluted weighted average shares
  outstanding                          182,937,616     (149,366,401)    33,571,215
                                      ============    =============    ===========

      The net effect of the restatement for the thirteen weeks was a net increase in expenses of $4,140,799, thereby replacing net income of $778,066 with a net loss of $3,362,733 as shown above. The increased expense was wholly attributable to derivative accounting, principally the $4,467,838 mark-to-market loss on the embedded derivative liabilities. A corollary effect of this accounting is the recognition of gain or loss on extinguishment of debt arising every time a debt principal payment is made, as the value of each of the embedded liabilities at any point in time is derived from the balance of the respective host contract, whether debt principal of the convertible note or number of shares issuable under either the stock purchase option or warrant. For further information on the assumptions, estimates and methods used to measure the derivative liabilities, see Note 7.

      As previously reported, certain shares underlying the stock purchase option which were issuable for nominal consideration had been considered outstanding for the basic weighted average share calculation. As restated under derivative accounting, they are treated as derivative liabilities. As restated, diluted weighted average shares outstanding are limited to 150,000,000, the maximum number of authorized shares. See Note 4.

      For the thirty-nine weeks ended March 28, 2006, the effects of the restatement on our statement of operations are as follows:

                                              As Previously    Restatement    As Restated
Financial Statement Caption                     Presented       Adjustment       Herein
---------------------------                   -------------   -------------   -----------
                                                                 Increase
                                                                (Decrease)
Statement of Operations
Revenues                                       $ 30,092,227   $          --   $30,092,227
                                               ------------   -------------   -----------
Gross profit                                     13,737,304              --    13,737,304
                                               ------------   -------------   -----------
Total operating expenses                          5,626,626       1,450,389     7,077,015
                                               ------------   -------------   -----------
Income from operations                            8,110,678      (1,450,389)    6,660,289
                                               ------------   -------------   -----------
Other expense (income):
  Mark-to-market loss on embedded
    derivative liabilities                               --       3,276,205     3,276,205
  Interest expense                                1,912,087       1,046,542     2,958,629
  Loss on partial extinguishment of
    embedded derivative option liability
    arising from exercise of options                     --         449,850       449,850
Gain on extinguishment of debt                           --        (156,774)     (156,774)
                                               ------------   -------------   -----------
Total other expense (income)                      1,890,682       4,615,823     6,506,505
                                               ------------   -------------   -----------
Income before provision for income taxes          6,219,996      (6,066,212)      153,784
                                               ------------   -------------   -----------
Net income (loss)                              $  2,652,786   $  (6,066,212)  $(3,413,426)
                                               ============   =============   ===========
Net income (loss) attributable to
  common stockholders                          $  2,594,286   $  (6,066,212)  $(3,471,926)
                                               ============   =============   ===========
Basic income (loss) per share                  $       0.08   $       (0.18)  $     (0.10)
                                               ============   =============   ===========
Diluted income (loss) per share                $       0.01   $       (0.11)  $     (0.10)
                                               ============   =============   ===========
Basic weighted average shares outstanding        33,647,390        (303,775)   33,343,615
                                               ============   =============   ===========
Diluted weighted average shares outstanding     182,829,386    (149,485,771)   33,343,615
                                               ============   =============   ===========

      The net effect of the restatement was to add net expense for the thirty-nine week period of $6,066,212, thereby replacing net income of $2,652,786 with a net loss of $3,413,426 as shown above. The principal components of the change were the mark-to-market loss of $3,276,205, additional interest expense under derivative accounting of $1,046,542 and the stock-based compensation of $1,450,389. Further information on the assumptions, estimates and methods used to measure the derivative liabilities is disclosed in Note 7.

      As previously reported, certain shares underlying the stock purchase option which were issuable for nominal consideration had been considered outstanding for the basic weighted average share calculation. As restated under derivative accounting, they are treated as derivative liabilities. Due to the loss (as restated) for the periods ended March 28, 2006, all outstanding convertible debt, preferred stock and the common stock purchase option and warrant are anti-dilutive. See Note 4.

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

      The Company has restated its financial statements for the thirty-nine weeks ended March 28, 2006 to reflect the adoption, as of June 29, 2005, of Financial Accounting Standard No. 123 (Revised) "Share Based Payment" ("SFAS 123R"). This statement requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. The new standard replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

      In adopting this standard, the Company is utilizing the modified prospective method, under which the provisions are applied to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards is based on the grant-date fair value of those awards. For the applicable periods which precede the standard's effective date, a pro-forma presentation is provided, similar to the disclosure required under the prior reporting standards. Despite the adoption of FAS 123R, the Company's results for the thirteen weeks ended March 28, 2006 did not include share-based compensation expense as all options were fully vested at December 28, 2005 and no options were granted under the Plan during the thirteen weeks ended March 28, 2006.

      Prior to June 29, 2005, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, no compensation cost was recognized in the consolidated statements of operations. In accordance with SFAS No. 123, the Company disclosed certain pro-forma amounts as if the fair value approach of SFAS No. 123, had been applied. The Company complied with these disclosure requirements for all applicable periods prior to June 29, 2005.

      Stock option compensation expense in fiscal 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting period for entire portion of the award. The following table addresses the additional disclosure requirements of SFAS 123R in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123R had been applied to all outstanding and unvested awards in the prior year comparable period. For comparison purposes, the current period, which reflects the adoption of the standard, is also shown.

                                     Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                               -------------------------------   -------------------------------
                               March 28, 2006   March 29, 2005   March 28, 2006   March 29, 2005
                               --------------   --------------   --------------   --------------
                                 (Restated)                        (Restated)
Net income (loss)
  attributable to common
  shareholders as
  reported (including stock-
  stock-based compensation
  of $1,450,389 for the
  2006 year to date)            $(3,382,233)       $109,259       $(3,471,926)      $1,129,453

  Deduct: Stock-based
  employee compensation
  in 2005 determined under
  the fair value method, net
  of related tax effects                 --          25,935                --           51,870
                                -----------        --------       -----------       ----------
Net income (loss)
  attributable to common
  shareholders
 (2005 - pro-forma)             $(3,382,233)       $ 83,324       $(3,471,926)      $1,077,583
                                -----------        --------       -----------       ----------
Net income per share:
  Basic - as reported           $     (0.10)       $   0.02       $      0.00       $      .01
                                ===========        ========       ===========       ==========
  Basic - pro forma                     N/A        $   0.02               N/A       $      .01
                                ===========        ========       ===========       ==========
  Diluted - as reported         $     (0.10)       $   0.02       $      0.00       $      .01
                                ===========        ========       ===========       ==========
  Diluted - pro forma                   N/A        $   0.02               N/A       $      .01
                                ===========        ========       ===========       ==========

      The amount of $1,450,389 noted parenthetically above for the 2006 year-to-date period was previously not disclosed as pro-forma expense, due to the prior inadvertent omission of 15,469,964 common stock purchase options that had been issued to the Company's chief executive officer on June 30, 2005, the second day of the current fiscal year. The fair value of these options, determined in accordance with SFAS No. 123R, is now included in operations. See Note 7. The effect of the correction was to reduce basic and diluted income per share by $0.04 for the thirty-nine weeks ended March 28, 2006.

      The following table presents stock options granted, exercised and forfeited during the third quarter of 2006.

                                   Weighted Average   Weighted Average
                       Number of    Exercise Price        Remaining      Aggregate Intrinsic
   Stock Options        Shares         per Share      Contractual Term     Value per Share
-------------------   ----------   ----------------   ----------------   -------------------
Outstanding at
  December 28, 2005   26,806,273          $.09                --                   --
  Granted                      0            --                --                   --
  Exercised                    0            --                --                   --
  Forfeited/expired            0            --                --                   --
Outstanding at
  March 28, 2006      26,806,273          $.09              3.30                 $.07
Exercisable at
  March 28, 2006      26,806,273          $.09              3.30                 $.07

      No options were exercised in the third quarter of 2006 or 2005.

4. NET INCOME PER COMMON SHARE--The calculation of basic and diluted net income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following table sets forth the computation of the basic and diluted net income per share for the thirteen and thirty-nine weeks ended March 28, 2006 and March 29, 2005, respectively:

                                          Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                    -------------------------------   -------------------------------
                                    March 28, 2006   March 29, 2005   March 28, 2006   March 29, 2005
                                    --------------   --------------   --------------   --------------
                                      (Restated)                        (Restated)
Numerator:
Net income (loss) attributable to
  common shareholders                $(3,382,233)      $   109,259     $(3,471,926)      $ 1,129,453
Add/(Deduct):
  Dividends on preferred stock               N/A               N/A             N/A               N/A
                                     -----------       -----------     -----------       -----------
  Net income (loss) attributable
    to common shareholders
    and assumed conversion           $(3,382,233)      $   109,259     $(3,471,926)      $ 1,129,453
                                     ===========       ===========     ===========       ===========
Denominator:
  Share reconciliation:
  Shares used for basic
    income per share                  33,571,215        77,936,358      33,343,615        77,936,358
  Effect of dilutive items:
    Stock options/warrants                   N/A           102,908             N/A            70,179
    Convertible debt                         N/A                --             N/A                --
    Interest on convertible debt             N/A                --             N/A                --
    Series A Convertible
      Preferred Stock                        N/A               N/A             N/A               N/A
                                     -----------       -----------     -----------       -----------
  Shares used for diluted
    income (loss) per share           33,571,215        78,039,266      33,343,615        78,006,537
                                     ===========       ===========     ===========       ===========
Net income per share:
  Basic                              $     (0.10)      $       .00     $     (0.10)      $       .01
  Diluted                            $     (0.10)      $       .00     $     (0.10)      $       .01

      The diluted net loss per share computations for the loss periods ended March 28, 2006 exclude (i) 2,700,000 shares, related to out-of-the-money stock options; (ii) 28,895,179 shares, underlying the Laurus stock purchase option; and (iii) 13,750,000 shares underlying the Laurus stock purchase warrant because the effect of including them would be anti-dilutive. They also exclude any shares issuable upon conversion of the Laurus note. The shares in (ii) and (iii) are further limited by the 150,000,000 share authorization. The diluted net income per share computations for the periods ended March 29, 2005 exclude (i) 8,136,309 shares related to stock options and warrants and (ii) 1,300,000 shares of common stock issuable upon the exercise of the Series A Redeemable Convertible Preferred Stock because the effect of including them would be anti-dilutive.

5. PROVISION FOR INCOME TAXES--The provision for income taxes for the thirteen and thirty-nine weeks ended March 28, 2006 and March 29, 2005 consists of the following:

                          Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                    -------------------------------   -------------------------------
                    March 28, 2006   March 29, 2005   March 28, 2006   March 29, 2005
                    --------------   --------------   --------------   --------------
Federal - current      $282,230          $2,860         $2,517,854        $43,930
State - current         117,624           2,589          1,049,356          7,767
Total                  $399,854          $5,449         $3,567,210        $51,697

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

7. FINANCING AND RELATED PARTY TRANSACTIONS-- As of June 28, 2005, the Company owed its parent company, Spotless Plastics (USA) Inc., $5,000,000, collateralized by all of the Company's assets. Also at that date, Spotless was due payment from third parties for accounts receivable in the amount of $158,469 purchased under its accounts receivable agreement with the Company, dated February 5, 2004. As of such date, Spotless had purchased from the Company an aggregate amount of its accounts receivable equaling $4,991,252 at an aggregate purchase discount of $911,202, for an aggregate purchase price of $4,080,050. Pursuant to the accounts receivable finance agreement, Spotless was able to purchase certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions.

      Pursuant to an administrative services arrangement, Spotless also provided the Company with certain administrative services including the services of its former vice president of finance and administration. During the 2005 fiscal year, Spotless charged the Company an administrative fee of $84,138, which was unpaid and included in accrued expenses at June 28, 2005. On June 30, 2005, Spotless agreed to forgive the $84,138 in administrative fees that was outstanding.

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

      In connection with this financing transaction, the Company, along with Spotless, terminated the account receivable finance agreement between them, except with respect to the Company's obligation to continue to collect and remit payment of accounts receivable that Spotless purchased under the agreement. As part of the transactions, Spotless assigned to the Company an account receivable with a balance of $189,197 and the Company agreed to this amount to Spotless no later than June 30, 2006.

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

      After consummating the transaction on June 30, 2005, Laurus subsequently provided additional financing to the Company on the same terms and conditions as follows:

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

      Under the accounting methodology originally employed, the three tranches of the $6,000,000 note, issued in the first quarter of fiscal 2006, were recorded at an aggregate value of $909,257. The aggregate discount of $5,090,743 was being amortized over the three-year note term. As discussed in Note 2 and below, the accounting for the note has been changed and the financial statements as of and for the period ended March 28, 2006 restated herein to reflect the embedded derivatives related to the financing and derivative accounting under SFAS No. 133 and EITF 00-27 has been applied.

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

      Principal repayments on the note were due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $459,375 were deferred until June 30, 2008. Interest is payable monthly and started to accrue on August 1, 2005. The Company commenced repayments on the Laurus note in January of 2006 and made three monthly repayments through March 28, 2006 totaling $689,063, reducing the face value of the note to $6,660,937. As a result of applying the derivative accounting referred to above, embedded derivative liabilities related to the note, the option and the warrant were recognized in the aggregate amount of $7,368,895, as adjusted for the effect of the repayment deferral noted above. The Company also recorded an aggregate discount of $6,644,207, again as adjusted for the effect of the deferral of the two note payments.

      In conjunction with the Laurus transactions, the Company entered into a registration rights agreement, as amended, which obligated it, among other things, (i) to file its initial registration statement on Form S-1 on October 3, 2005 registering a portion of the shares owned or underlying alternative securities owned by Laurus and have such registration statement declared effective by the SEC by June 15, 2006 and (ii) to have a second registration statement, containing the Company's fiscal 2006 audited financial statements and including all of the shares covered by the securities owned by Laurus, declared effective by the SEC by December 30, 2006. If the Company were to fail to meet either deadline, it would be subject to a liquidated damages claim equal to 1.5% of the principal outstanding on the Note, for the first thirty days, prorated for partial periods, and then 2.0% of the principal outstanding on the Note, for each thirty day period, prorated for partial periods. (See Explanatory Note).

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

      For the thirteen and thirty-nine weeks ended March 28, 2006, application of derivative accounting resulted in mark-to-market losses of $4,467,838 and $3,276,205, respectively. Total embedded derivative liabilities as of March 28, 2006 were $11,100,298 as follows:

Convertible note, convertible at $0.09 per share   $ 4,277,069
Options, exercisable at $0.0001 per share            4,623,229
Warrants, exercisable at $0.10 per share             2,200,000
                                                   -----------
Total                                              $11,100,298
                                                   ===========

      In addition to the loss on the option exercise (applicable to the first quarter and the year-to-date period) and the mark-to-market loss on the embedded derivative liabilities, the Company recognized additional interest expense of $1,046,542 for the thirty-nine weeks ended March 28, 2006. As a result of making the three scheduled note payments in the current quarter, the Company recorded a gain of $156,774 on the extinguishment of related derivative liabilities. Applicable gains or losses will be reported whenever note payments are made as the derivative liabilities are derived from the host contract. The net result of the restatement related to derivative accounting was a net increase in other expense of $4,140,799, or $0.12 per share, and $4,615,823, or $0.14 per share, for the thirteen weeks and thirty-nine weeks ended March 28, 2006, respectively.

      In calculating the embedded derivative liabilities, the following factors were projected over various periods through the June 30, 2008 maturity date of the note:

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

      On March 13, 2006, the Compensation Committee for the Company approved an increase in Mr. O'Reilly's base salary to $342,000 per year. In addition, in lieu of the bonus provided by the Employment Agreement, the Company agreed to pay Mr. O'Reilly an annual bonus for each fiscal year, commencing with the fiscal year ending in June 2006, in an amount equal to 5% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) determined in accordance with Generally Accepted Accounting Principles and calculated without taking into account any payments made by the Company to Laurus. The amount of such bonus and the date of payment shall be authorized by the Compensation Committee within 90 days after the end of each fiscal year. An amendment to Mr. O'Reilly's employment agreement, effective as of March 13, 2006, was executed by Mr. O'Reilly and the Company to reflect these revisions to compensation.

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

      As a result of these transactions, the Company has recorded deferred financing costs as follows:

                                  Item                                      Amount
                                  ----                                    ----------
Transactional, insurance costs and professional fees                      $2,314,172
Deemed cost to the Company of the 15,469,964 shares of common stock
  sold by Spotless to the Company's president and CEO                      1,195,708
Options granted to preferred stockholders for forbearance of mandatory
  redemption and other rights                                                 44,650
                                                                          ----------
Balance                                                                    3,554,530
Amortization of deferred financing cost for the thirty-nine weeks ended
  March 28, 2006                                                             884,734
                                                                          ----------
Total deferred financing costs                                            $2,669,796
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

In light of the foregoing, we expect to generate sufficient cash flow from operations to support our working capital needs and to adequately fund our current operations for at least the next twelve months. However, any further difficulty collecting our accounts receivable or further significant growth could adversely affect our liquidity. In the event that we do not generate sufficient positive cash flow from operations, we may need to seek additional financing in addition to the financing provided by Laurus. Laurus is under no obligation to provide any funding to us. Currently, we have no additional credit facility.

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

RESTATEMENT

The accompanying financial statements have been restated to correct the accounting in two principal areas as follows:

      o to apply derivative accounting applicable to the Laurus financing entered into on June 30, 2005, which resulted in the net increase in other expenses of $4,140,799 and $4,615,823 for the thirteen and thirty-nine weeks ended March 28, 2006, respectively. At March 28, 2006 the effect on our balance sheet is an increase in our liabilities of $10,471,716, with an equivalent decrease in our stockholders equity, resulting in a reduction therein to $289,815. Specifically, we have recognized embedded derivative liabilities, related to the convertible note as well as the common stock purchase option and warrant issued to Laurus. The recognition of these embedded derivative liabilities was required due to an insufficiency of authorized common shares existing as of June 30, 2005 and, continuing through September 29, 2006. See Explanatory Note. As restated, our quarterly results for fiscal 2006 reflect large fluctuations principally due to the mark-to-market accounting for the embedded derivative liabilities - a loss of $20,999,559 in the first quarter, a gain of $22,191,192 in the second quarter and a loss of $4,467,838 in the third quarter. For the year-to-date period, the net mark-to-market loss was $3,276,205. This mark-to-market accounting is based on complex variables, including our stock price, which is highly volatile; accordingly, these large fluctuations may be expected to continue as long as the share insufficiency exists.

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

The net effect of the restatement on our financial statements was as follows:

      o First quarter: Increase in net loss and loss per share of $23,692,494 and $0.72, respectively

      o Second quarter: Increase in net income and income per share of $21,767,081 and $0.65, respectively

      o Third quarter: Net change from net income of $778,066 to net loss of $3,382,733 ($0.12 per share).

      o Year to date: Net change from net income of $2,652,786 to net loss of $3,413,426 ($0.18 per share).

      o At March 28, 2006: Increase liabilities and decrease equity by $10,471,716.

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

Ability to Continue as a Going Concern

Our independent auditors raised a concern in their report on our financial statements for our 2005 fiscal year about our ability to continue as a going concern. Due to the significant fluctuations in our reported results, net losses incurred, our working capital deficit, limited stockholders' equity and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, there is substantial doubt about our ability to continue as a going concern. Although we had a net profit of $53,066 for our 2005 fiscal year, the recognition of significant embedded derivative liabilities together with the uncertainty about our ability to continue as a going concern may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

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

When options or warrants to purchase our common stock are used as incentives for employees, officers or directors, we now use the fair value method required by SFAS No.123R. The accompanying restated financial statements reflect the adoption of this pronouncement as of the beginning of fiscal 2006, as required. Prior to the restatement reported herein, we had continued to disclose the pro-forma effects of adopting the predecessor standard, SFAS No. 123 that was previously allowed. Such disclosure inadvertently excluded the 15,469,964 options that we issued to our chief executive officer on June 30, 2005.

The fair value of options or warrants to purchase our common stock is now exclusively determined using the Black-Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to determine market value as follows:

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

Revenues from time and material contracts that extend longer than one month are recognized as services are performed.

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

Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of June 28, 2005 and March 28, 2006. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that is more likely than not that we will realize all or a portion of our deferred tax assets, we record at that time the estimated net realizable value of our deferred tax assets and provide for income taxes at our combined federal and state effective rates.

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

Cost of Revenues

Cost of revenues increased $345,889, or 10.1%, to $3,778,943 for the thirteen weeks ended March 28, 2006 as compared to $3,433,054 for the thirteen weeks ended March 29, 2005. This increase was primarily attributable to labor and other costs relating to our work in connection with Hurricanes Katrina and Wilma, the clean-up of non-weapons grade Anthrax in New York City and the remediation of environmental contaminants from a New York City water pollution control plant. Our cost of revenues consists primarily of labor and labor-related costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal and depreciation of capital equipment.

Gross Profit

Gross profit increased by $2,065,825, or 150.9%, to $3,434,603, or 47.6% of
total revenue for the thirteen weeks ended March 28, 2006 as compared to $1,368,778, or 28.5% of revenue, for the comparable period in 2005. This increase was due primarily to a higher percentage of higher margin equipment usage on our hurricane-related projects. Higher margins on equipment used on such catastrophe-related projects are necessary to compensate us for the fact that this equipment is generally used less often, or may not be utilized at all, as compared to equipment utilized for more routine projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $406,037, or 33.5%, to $1,616,921 for the thirteen weeks ended March 28, 2006 from $1,210,884 for the thirteen weeks ended March 29, 2005 and constituted approximately 22.4% and 25.2% of revenues in such periods, respectively. This increase was primarily attributable to an expansion in the number of sales and marketing employees and print advertisements. Our selling, general and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, salaries and related benefits, insurance, marketing and all other office and administrative-related expenses. Neither thirteen week period included stock-based compensation.

Mark-to-Market Loss on Embedded Derivative Liabilities

Application of derivative accounting for the thirteen weeks ended March 28, 2006 resulted in a mark-to-market loss on the embedded derivative liabilities aggregating $4,467,838, principally driven by an increase in our stock price from $0.10 to $0.16. At the end of the period, such derivative liabilities totaled $10,510,100. These liabilities must be marked to market at the end of each quarter, based on facts and assumptions then applicable. Subsequent decreases or increases in our stock price and changes in other factors will have corresponding effects on our results of operations and reported liabilities. We had no derivative liabilities in the 2005 fiscal quarter. (See Explanatory Note and Liquidity and Capital Resources).

Interest Expense (Restated)

Interest expense (restated) increased by $459,835, or 858%, to $513,412 for the thirteen weeks ended March 28, 2006 from $53,577 for the thirteen weeks ended March 29, 2005. Substantially all of the increase was due to the Laurus financing and the application of derivative accounting. The significant components of the increase were interest expense recorded on the Laurus note and the related derivative liabilities of $186,364 and the amortization of deferred financing costs relating to the Laurus transaction of $297,044. These increases were offset by reductions in interest incurred on obligations due to Spotless. Due to the accounting of the Laurus financing, we anticipate significant interest expense to be charged in future periods.

Gain on Extinguishment of Debt

A corollary effect of the derivative accounting we apply is the recognition of gain or loss on extinguishment of debt arising every time a debt principal payment is made, as the value of each of the embedded liabilities at any point in time is derived from the balance of the respective host contract, whether debt principal of the convertible note or number of shares issuable under either the stock purchase option or warrant. During the third quarter of 2006, we made three scheduled debt payments, resulting in the recognition of gain on extinguishment of debt of $156,774.

As a result of applying derivative accounting, we recognized a total increase in other expense of $4,140,799.

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

Net Income (Restated)

As restated we had a net loss for the thirteen weeks ended March 28, 2006 of $3,362,733, or $0.10 per share. We previously reported net income of $778,066, or $0.02 per share. For the thirteen weeks ended March 29, 2005 we had net income $128,759 or $0.00 per share. These changes were the results of the factors discussed above. Our respective net loss as restated in 2006 and net income in 2005 attributable to common stockholders were increased/ reduced, as applicable, by preferred stock dividends of $19,500 in each period.

Thirty-nine weeks ended March 28, 2006 and March 29, 2005

Revenue

Total revenue for the thirty-nine weeks ended March 28, 2006 increased by $12,452,610, or 70.6%, to $30,092,227 from $17,639,617 for the thirty-nine weeks ended March 29, 2005. This increase was primarily attributable to $20,954,075 of revenue from work related to Hurricanes Katrina and Wilma, $676,000 associated with our clean-up of non-weapons grade Anthrax in New York City, and $540,000 for our remediation of environmental contaminants from a New York City water pollution control plant. In addition, $219,941 of revenues was recorded as the result of the settlement of a claim for work performed on change orders, whose associated costs were recognized in prior years. These increases were partially offset by a decrease of $406,329 in work performed in relation to insurance claims and a decrease of $786,099 in our spill and solid environmental remediation.

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

Gross Profit

Gross profit increased by $8,262,732, or 150.9%, to $13,737,304, or 45.6% of
total revenue for the thirty-nine weeks ended March 28, 2006 as compared to $5,474,572, or 31.0% of total revenue, for the thirty-nine weeks ended March 29, 2005. This increase in gross profit was due primarily to a higher percentage of higher margin equipment usage in connection with our Hurricane-related projects.

Selling, General and Administrative Expenses Restated

Selling, general and administrative expenses (as restated) increased by $3,130,681, or 79.3%, to $7,077,015 for the thirty-nine weeks ended March 28, 2006 from $3,946,334 for the thirty-nine weeks ended March 29, 2006 and constituted approximately 23.5% and 22.4% of revenues in such periods, respectively. This increase was principally due to:

      (i) the adoption of SFAS No. 123R, and the related inclusion in operating expenses of $1,450,389, the fair value of options vesting during the 2006 year-to-date period. All but $112,500 of this large amount of option expense arose from the employment-related option to purchase 15,469,964 shares granted to our chief executive officer on June 30, 2005, which grant of options was a required condition of the Laurus financing;

      (ii) a net increase of $687,309 in the provision for doubtful accounts, reflecting the substantial increase in sales and accounts receivable.

      (iii) increased accounting and legal fees of $588,628, related to our Form S-1 Registration Statement (since withdrawn)

Partially offsetting the increases were decreases of $87,440 in consulting fees and $44,190 in marketing expenses.

Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, salaries and related benefits, including stock-based compensation, insurance, marketing and all other office and administrative-related expenses.

Mark-to-Market Loss on Embedded Derivative Liabilities

Application of derivative accounting in the year to date period resulted in a mark-to-market loss on the embedded derivative liabilities aggregating $3,276,205, principally reflecting an increase in our stock price from $0.09 to $0.16. At the end of the period, such derivative liabilities totaled $10,510,100. These liabilities must be marked to market at the end of each quarter, based on facts and assumptions then applicable. Subsequent decreases or increases in our stock price and changes in other factors will have corresponding effects on our results of operations and reported liabilities. We had no derivative liabilities in the fiscal 2005 quarter. (See Explanatory Note, Restatement and Liquidity and Capital Resources).

Interest Expense

Interest expense (restated) increased by $2,784,442, or 1,598%, to $2,958,629 for the fiscal 2006 year to date period from $174,187 for the corresponding period in fiscal 2005. Substantially all of the increase was due to the Laurus financing and the application of derivative accounting. The significant components of the increase were interest expense recorded on the Laurus note and the related derivative liabilities of $881,451, amortization of the note discount of $661,520, and the amortization of deferred financing costs relating to the Laurus transaction of $884,734. These increases were offset by reductions in interest incurred on obligations due to Spotless.

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

Gain on Extinguishment of Debt

A corollary effect of the derivative accounting we apply is the recognition of gain or loss on extinguishment of debt arising every time a debt principal payment is made, as the value of each of the embedded liabilities at any point in time is derived from the balance of the respective host contract, whether debt principal of the convertible note or number of shares issuable under either the stock purchase option or warrant. During the third quarter of 2006, we made three scheduled debt payments, resulting in the recognition of gain on extinguishment of debt of $156,774.

As a result of applying derivative accounting, we recognized a total increase in other expenses of $4,615,823.

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

Net Income (Loss)

Previously we reported net income of $2,652,786 and net income available to common stockholders of $2,594,286, for the thirty-nine weeks ended March 28, 2006, as compared to net income of $1,187,953 and net income attributable to common stockholders of $1,129,453 for the thirty-nine weeks ended March 29, 2005. As a result of the increases in other expense of $4,615,823 and stock-based compensation of $1,450,389, as discussed above, we had a restated net loss of $3,413,426 and a restated loss attributable to common stockholders of $3,471,926. These changes were the results of the factors discussed above. The per share effect of the restatement was $0.18, resulting in a loss per share of $0.10 in 2006 compared to per share income of $0.01 in 2005.

Liquidity and Capital Resources

At March 28, 2006, we had a cash balance of $2,664,174, a working capital deficit of $3,557,142 and stockholders' equity of $289,815. At June 28, 2005, we had a cash balance of $512,711, a working capital deficit of $1,704,091 and a stockholders' deficit of $712,889. As restated, we sustained a net loss of $3,413,426 for the thirty-nine weeks ended March 28, 2006.

Accounts receivable, net allowance of doubtful accounts, at March 28, 2006 and June 28, 2005 were $12,541,422 and $6,755,338, respectively. For these periods, approximately $2,706,000 and $1,976,000, respectively, of these amounts were disputed claims subject to collection litigation, primarily relating to disputes over changed work orders or other modifications to the scope of our work. We do not believe that the disputed receivables had a material effect on liquidity for the periods presented.

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

Net cash provided by financing activities for the thirty-nine weeks ended March 28, 2006 was $1,443,813 as compared to cash used by financing activities of $231,119 for the thirty-nine weeks ended March 29, 2005, primarily as a result of $7,350,000 received in connection with our borrowings from Laurus, the proceeds of which borrowings were used to pay related transaction and other expenses in the amount of $2,314,172 and repay indebtedness to Spotless in the amount of $2,750,000. These transactions resulted in a net increase of $2,350,000 in borrowings and the cancellation of $1,230,228 of our previous secured note payable to Spotless. The balance of the proceeds, in the amount of $2,053,011, was used to fund working capital and our initial Hurricane Katrina mobilization costs. Financing activities for the thirty-nine weeks ended March 29, 2005 used net cash of $231,119 for long-term debt repayment.

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

      o Control our selling, general and administrative expenses, which have recently increased in connection with our need to incur labor, operating and equipment expenses in relation to our operations in the gulf coast and Florida regions. In order to control our selling, general and administrative expenses, we have or are in the process of optimizing the efficiency of our support staff through training and enhanced task allocation while reducing unneeded resources and reviewing non-project related expenses in an effort to reduce costs, where appropriate, while preserving the quality of our service.

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

On June 30, 2005, we issued to Laurus Master Fund, Ltd. a three-year secured convertible term note in the principal amount of $5,000,000. Subsequently, Laurus loaned us an additional $2,350,000, and we amended and restated the note accordingly. As of May 5, 2006, the outstanding principal amount of the Note, as a result of repayments, equaled $6,201,561.

Laurus holds a senior security interest in our and our subsidiaries' assets, collateralizing the Note, including a pledge of the stock of our subsidiaries. In addition, Spotless holds a subordinated security interest collateralizing our $500,000 note issued to Spotless, which bears interest at a rate of LIBOR plus 1% per annum and is required to be repaid at a rate of $50,000 per month commencing July 1, 2007. The existence of these security interests may impair our ability to raise additional debt capital.

Under the terms of the Note, which matures on June 30, 2008, we are required to make monthly repayments of principal, on the first of each month, to Laurus in the amount of $229,687.50, which commenced as of January 1, 2006. Principal repayments were originally due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $459,375 have been deferred until June 30, 2008. Interest is payable monthly and started to accrue on August 1, 2005. All required interest payments as of the date of this report have been made. We are required to pay such amounts in shares of our common stock should all of the following conditions be satisfied:

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

The proceeds we received in connection with the financing transaction and subsequent borrowings from Laurus were used to pay the amounts set forth below to the persons or for the purposes set forth below:

      Spotless Debt
      o     Former majority stockholder and senior secured lender
            (Spotless), consisting of approximately $2,650,000 in
            settlement of the principal and $100,000 in interest      $2,750,000
                                                                      ----------
      Transaction Expenses
      o     Laurus transaction fee                                     1,750,000
      o     Laurus Capital Management, LLC management and due
            diligence fees                                               262,900
      o     Loeb & Loeb escrow fee                                         2,000
      o     Insurance premiums                                            37,500
      o     Legal fees                                                   146,773
      o     Special committee and advisor fees                            61,136
      o     Payments to series A preferred stockholders                   35,000
                                                                      ----------
            Sub-total                                                  2,295,309
                                                                      ----------
      Other Payments
      o     Audit fees                                                    50,000
      o     Insurance premiums                                           276,711
      o     Initial Hurricane Katrina mobilization costs                 238,173
      o     Working capital                                            1,739,807
                                                                      ----------
            Sub-total                                                  2,304,691
                                                                      ----------
      Total                                                           $7,350,000
                                                                      ==========

The table below summarizes contractual obligations and commitments as of March 28, 2006, including principal and interest payments on our debt (1).

                                   Total       1 Year      2-3 Years   4-5 Years   Thereafter
                                ----------   ----------   ----------   ---------   ----------
Operating Leases                $  703,326   $  670,537   $   32,789    $    --
Capitalized Leases--Principal      431,822      209,114      196,995     25,713
Capitalized Leases--Interest        36,523       23,564       12,678        281
Laurus Note--Principal           6,660,937    2,756,256    3,904,681         --
Laurus Note
Interest Expense--Cash             760,224      506,419      253,805         --
Spotless Note--Principal           500,000           --      500,000         --
Spotless Note--Interest
Expense                             13,828           --       13,828         --
                                ----------   ----------   ----------    -------
Total                           $9,106,660   $4,165,890   $4,914,776    $25,994

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

Off-Balance Sheet Arrangements

Although we do not have any financing arrangements that have not been recorded in our financial statements, our transaction with Laurus resulted in a significant discount that reduced the carrying value on our balance sheet of our debt obligation to Laurus. As of March 28, 2006, the Note had a principal balance of $6,660,937 with a corresponding discount of $5,982,687, resulting in a carrying amount of $678,250 on our balance sheet. As a consequence of applying derivative accounting, the entire note is reported as a current liability.

Effect of Inflation

Although inflation did not have a material impact on our operations during fiscal years ended June 28, 2005, June 29, 2004 and July 1, 2003, we did experience an average increase of 10% in fuel costs during the each of the first two quarters of this year and an increase of 75% during the third quarter due to increased oil prices, including the effect of Hurricane Katrina on fuel prices.

Seasonality

Since we and our subsidiaries are able to perform most of our services throughout the year, our business is not considered seasonal in nature. However, we are affected by:

      o the timing of large projects in certain of our service areas, i.e., asbestos and mold abatement and construction;

      o     the timing of catastrophes; and

      o inclement weather conditions. In particular, extended periods of rain, cold weather or other inclement weather conditions may result in delays in commencing or completing projects, in whole or in part. Any such delays may adversely effect our operations and financial results and may adversely effect the performance of other projects due to scheduling and staffing conflicts.

                           FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Actual results could differ materially from any expectation, estimate or projection conveyed by these statements and there can be no assurance that any such expectation, estimate or projection will be met. Numerous important factors, risks and uncertainties effect our operating results and could cause actual results to differ from the results implied by these or any other forward looking statements. These potential factors, risks and uncertainties include, among other things, such factors as:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk - Our primary market risk exposure relates to the shares of common stock issuable upon conversion of the Laurus note, which we originally issued to Laurus in June 2005 as well as shares issuable upon exercise of the related option and warrant (30,395,179 and 13,750,000 shares, respectively). On September 12, 2005, we issued 1,500,000 shares of our common stock to Laurus in connection with its partial exercise of its option. We have restated our financial statements as reported herein to recognize the fair values of the embedded derivative liabilities in the securities issued to Laurus. The fair values of these embedded derivatives are then re-measured at the end of every quarter. While the measurement of these embedded derivatives is most effected by changes in our stock price (as well as the volatility thereof), they are also effected by changes in the prime interest rate and to a lesser extent by other (non-market) risk factors. The volatility of the mark-to-market gains and losses, such as those reported in the accompanying restated financial statements, although deemed to be non-operating, could have an adverse effect on our stock price in the future. However, the mark-to-market accounting is not expected to have any direct effect on our cash flows; the scheduled maturities are set forth in the table of our future commitments presented above. However, the Laurus note indirectly exposes us to risks relating to our own common stock because if Laurus is unable to convert the loan into common stock due to low prices or low trading volumes in the market, we then must repay the loan in cash at a 3% premium. (See Explanatory Note, Restatement, Management's Discussion and Analysis as well as Notes 2 and 7 to the consolidated financial statements).

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

Our chief executive officer and our chief financial officer reviewed with members of our audit committee whether our need to restate our financial results for our fiscal quarter ended March 28, 2006 effected their conclusions that our disclosure controls and procedures, as of March 28, 2006, were effective in timely alerting them to material Company information required to be included in our periodic filings with the Securities and Exchange Commission. In connection with their review, our chief executive officer and chief financial officer noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed in the Form 10-Q we filed under the Securities Exchange Act was accumulated and communicated to our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Rather, the restatements resulted from reconsideration in connection with preparing responses to a comment letter that we received from the Securities and Exchange Commission in relation to its review of our registration statement on Form S-1 filed on October 3, 2005 of a decision made by management to record in equity the common stock purchase option and warrant issued to Laurus in connection with the refinancing. After extended correspondence with the Securities and Exchange Commission and further analysis, management determined that derivative accounting applied to these instruments and the convertible note as they contained embedded derivative liabilities. (See Notes 2 and 7 to the consolidated financial statements). Our chief executive officer and chief financial officer did not find that management's subsequent decision to restate for the derivative accounting called into question whether our disclosure controls and procedures were effective to ensure that required information was disclosed to them as appropriate to allow timely decisions regarding required disclosure. Therefore, based on that review, our chief executive officer and our chief financial officer determined that their prior conclusions, that our disclosure controls and procedures were effective as of March 28, 2006, had not changed.

Changes in internal control over financial reporting

During the period covered by this report, there were no changes in the Company's internal control over financial reporting that materially effected or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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

31.1  Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of
      2002.

31.2 Certification of pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1  Certification of pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

During the thirteen weeks ended March 28, 2006, the Company filed reports on Forms 8-K or 8-K/A dated January 10, January 18, January 20, January 26, March 2, March 17, and March 22. These filings related to (i) amendments of the Laurus financing and related agreements; (ii) a revision to Michael O'Reilly's employment agreement with the Company; and (iii) a change in the Company's principal auditor.

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


Date: October 19, 2006                 By: /s/ Arthur Wasserspring
                                           -------------------------------------
                                           ARTHUR WASSERSPRING
                                           Chief Financial Officer
                                           (Principal Financial Officer)