Form 10-K
period 2006-06-30
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2006-11-14
CIK 814915

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |X| No|_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $6,358,876

As of September 27, 2006, the issuer had 33,901,215 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Introductory Comment - Forward-Looking Statements

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

ITEM 1.  DESCRIPTION OF BUSINESS

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

            Our revenues are derived from projects for which we work either on a time and materials basis or pursuant to a fixed price contract. In fiscal 2006, substantially all of our revenues were derived from time and materials contracts. Under our fixed-price contracts, we assess the scope of work to be done and contract to perform a specified scope of work for a fixed price, subject to adjustment for work outside such scope of work, upon prior approval by our customers. Since most of our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of our projects are performed on a time and materials basis. Under our time and materials contracts, we charge our customers for labor, equipment usage, allocated overhead and a markup relating thereto.

            With the exception of our efforts relating to Hurricanes Katrina and Wilma during fiscal 2006, we have principally marketed our services in the northeastern United States. We obtain our business through client referrals, cross-selling of services to existing clients, sponsorship of training and development programs, professional referrals, including from insurance companies, architectural and engineering firms and construction management firms for whom we have provided services, competitive bidding and/or advertising. We have endeavored to stimulate internal growth by expanding services to our existing customer base and by marketing ourselves to prospective customers as a multiple-service company with immediate response capabilities. In our marketing efforts, we emphasize our experience, industry knowledge, safety record, reputation and competitive bidding. In connection with our response to Hurricane Katrina, we launched a multimedia marketing campaign, including radio and newspaper advertising and a public relations program, to inform residents of New Orleans and the surrounding gulf areas about our services. At the same time, we have continued our on-going marketing program, as finances have permitted, in an effort to establish and maintain business relationships.

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

            In order to address the needs of our customers, both commercial and residential, we have dedicated ourselves toward the strategic integration of all of our services in an effort to provide immediate remedial responses to a wide variety of natural and man-made disasters, including hurricanes, floods, fire, smoke, wind, oil and chemical spills, biological hazards, explosions and radiological releases. As a result, we provide our customers with the capability to respond to a wide variety of natural or man-made catastrophes. We are capable of responding in this manner by virtue of our 24-hour call center and teams of diversely skilled and trained responders. In addition, we have an extensive array of equipment available to these responders on a 24-hour basis, and this equipment enables our responders to assess and control damage, safeguard structures, remediate damage and restore property, irrespective of the type of emergency, with minimized down time. We also provide our own turn-key remediation services for all kinds of property damage or hazardous waste contamination, which enhances our ability to respond to emergencies by virtue of avoiding the delays associated with sub-contracting these specific services. When responding to emergencies, we generally:

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

            We have agreed to become the on-call responder for a growing number of prospective commercial customers, including one insurance company, that have entered into emergency response arrangements with us. Pursuant to these arrangements, we have agreed to provide priority service to these parties to the extent they select us as their provider, which they are not obligated to do by the terms of their arrangements. We believe that these arrangements facilitate our responsiveness and efficiency when we are engaged by such customers because as part of this process we:

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

            On June 30, 2005, we entered into a financing transaction with Laurus Master Fund, Ltd. ("Laurus") pursuant to the terms of a securities purchase agreement, as amended, and related documents. Under the terms of the financing transaction, we issued to Laurus a secured convertible term note in the principal amount of $5,000,000 (as amended and restated, the "Note"), a twenty-year option (the "Option") to purchase 30,395,179 shares of our common stock at a purchase price of $.0001 per share, and a seven-year common stock purchase warrant to purchase 13,750,000 shares of our common stock at a purchase price of $0.10 per share. After consummating the transaction on June 30, 2005, Laurus subsequently provided additional financing to us on the same terms and conditions in the aggregate principal amount of $2,350,000.

            On September 29, 2006, we entered into an Omnibus Amendment with Laurus (the "Omnibus Amendment") and amended and restated the Note. The Omnibus Amendment and Note improved for us certain terms of the original agreements between the parties and eliminated the authorized share deficiency that caused the necessity of applying derivative liability accounting, as described in Management's Discussion and Analysis of Financial Condition and Results of Operations. In connection with the Omnibus Amendment, we issued Laurus an option to purchase 11,145,000 shares of Common Stock at a nominal exercise price.

            Concurrently with the Laurus financing, on June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., an affiliate of our previous majority stockholder and senior secured lender, bearing interest at LIBOR plus 1%. In addition, a portion of the proceeds from the Laurus financing were used to repay amounts owing to Spotless.

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

            o     Chemical Spill Response

            o     Duct Cleaning

            o     Indoor Air Quality Investigation

            o     Environmental and Health and Safety Training

            o     Environmental Testing

            o     Environmental Consulting Services

            We have specially trained emergency response teams that respond to both hazardous and non-hazardous spills and other emergencies on land and water on a 24-hour, seven-day-a-week basis. The following examples are types of emergencies for which we are capable of conducting response and remediation services: explosions, fires, earthquakes, mudslides, hazardous spills, transportation catastrophes, storms, hurricanes, tornadoes, floods, and biological threats.

            In order to provide environmental remediation and other services necessitated by the aftermath of Hurricane Katrina, in September 2005, we mobilized over sixty employees to the gulf coast region. Trade-Winds Environmental Restoration Inc., one of our wholly owned subsidiaries, leased, on a short-term basis, five premises to serve as a satellite office, regional command center, training center and housing for our employees in Louisiana. In view of the substantial completion of our projects in this region, we have reduced the number of full-time employees in Louisiana to two and are planning to allow four of these leases to expire.

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

            Since some of these are relatively new changes, no assurances can be given that we will be successful in improving our collections and cash flows. Further, approximately 4% of our current projects are performed under procedures that predate these improvements.

            We believe that our comprehensive emergency response abilities have greatly expanded our customer base to include those entities that value immediate response, enhanced capabilities and customer service. Our customers have included Fortune 500(TM) companies, insurance companies, industrial businesses, construction companies, oil companies, utilities, banks, school districts, state, local and county governments, commercial building owners, real estate developers and residential real estate owners.

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

            From time to time, insurance customers have represented a substantial portion of our target market: those with recurring needs for emergency services. During the fiscal years ended June 30, 2006, June 28, 2005, and June 29, 2004, we recognized net sales to significant customers as set forth below:

                   June 30,   June 28,   June 29,
Major Customers      2006       2005       2004
---------------    --------   --------   --------
   Customer A         28%        19%        4%
   Customer B         12%         4%        0%
   Customer C          4%         4%        0%

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

            In order to provide emergency response services, it is necessary for us to employ a professional staff and to maintain an inventory of vehicles, equipment and supplies. We currently maintain a fleet of 24 spill response vessels with skimmer, diving and booming capabilities, 98 vehicles (including vacuum trucks, a life raft, earth moving equipment, supply trucks, drilling vehicles, campers) and 40 trailers equipped with various capabilities (such as a mobile wildlife clinic).

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

Marketing and Sales

            With the exception of our efforts relating to Hurricanes Katrina and Wilma during fiscal 2006, we have principally marketed our services in the northeastern and southeastern United States. We obtain our business through client referrals, cross-selling of services to existing clients, sponsorship of training and development programs, professional referrals, including from insurance companies, architectural and engineering firms and construction management firms for whom we have provided services, competitive bidding and/or advertising. We have endeavored to stimulate internal growth by expanding services to our existing customer base and by marketing ourselves to prospective customers as a multiple-service company with immediate response capabilities. In our marketing efforts, we emphasize our experience, industry knowledge, safety record, reputation and competitive bidding. In connection with our response to Hurricane Katrina, we launched a multimedia marketing campaign, including radio and newspaper advertising and a public relations program, to inform residents of New Orleans and the surrounding gulf areas about our services. At the same time, we have continued our on-going marketing program, as finances have permitted, in an effort to establish and maintain business relationships.

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

            The Comprehensive Environmental Response Compensation and Liability Act of 1980 authorizes the Environmental Protection Agency to identify and clean-up sites where hazardous waste treatment, storage, or disposal has taken place. The Comprehensive Environmental Response Compensation and Liability Act also authorizes the Environmental Protection Agency to recover the costs of such activities, as well as damages to natural resources, from certain classes of persons specified as liable under the statute. Liability under the Comprehensive Environmental Response Compensation and Liability Act does not depend upon the existence or disposal of "hazardous waste" as defined by the Resource Conservation and Recovery Act, but can be based on the existence of any number of 700 "hazardous substances" listed by the Environmental Protection Agency, many of which can be found in household waste. The Comprehensive Environmental Response Compensation and Liability Act assigns joint and several liability for cost of clean-up and damages to natural resources to any person who, currently or at the time of disposal of a hazardous substance, by contract, agreement, or otherwise, arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment, and to any person who accepts hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of such hazardous substances. Among other things, the Comprehensive Environmental Response Compensation and Liability Act authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. The Comprehensive Environmental Response Compensation and Liability Act created a fund, financed primarily from taxes on oil and certain chemicals, to be used by the federal government to pay for these clean-up efforts. Where the federal government expends money for remedial activities, it may seek reimbursement from the potentially responsible parties. Many states have adopted their own statutes and regulations to govern investigation and clean up of, and liability for, sites contaminated with hazardous substances.

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

            The liabilities provided by the Superfund Amendment and Reauthorization Act could, under certain circumstances, apply to a broad range of our possible activities, including the generation or transportation of hazardous substances, release of hazardous substances, designing a clean-up, removal or remedial plan and failure to achieve required clean-up standards, leakage of removed wastes while in transit or at the final storage site, and remedial operations on ground water. Such liabilities can be joint and several where other parties are involved. The Superfund Amendment and Reauthorization Act also authorizes the Environmental Protection Agency to impose a lien in favor of the United States upon all real property subject to, or effected by, a remedial action for all costs that the party is liable. The Superfund Amendment and Reauthorization Act provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. The Environmental Protection Agency may also bring suit for treble damages from responsible parties who unreasonably refuse to voluntarily participate in such a clean up or funding thereof.

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

            Our operations are also subject to other federal laws protecting the environment, including the Clean Water Act and Toxic Substances Control Act. In addition, many states also have enacted statutes regulating the handling of hazardous substances, some of which are broader and more stringent than the federal laws and regulations.

Compliance/Health and Safety

            We regard compliance with applicable environmental regulations and the health and safety of our workforce as critical components of our overall operations. This includes medical surveillance as required by these regulations. We believe that all requisite health and safety programs are in place and comply with the regulations in all material respects.

            Among our many services, we provide training programs on environmental and safety hazards in the environmental, industrial and construction industry trades. These training programs are designed for use by supervisors, foremen, project safety and health trainers, construction workers and laborers. The training program includes the following topics:

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

            We designate a site safety officer to each project, and the site safety officer delegates authority to personnel at each project to facilitate effective implementation of our policies and procedures, including compliance with applicable environmental regulations. Any person designated as the site safety officer is authorized to require that a site-specific health and safety plan be implemented in compliance with all applicable regulations protecting us and our personnel. The site-specific health and safety plans are either devised by our personnel or we adopt the health and safety plans of the customer's consultant, if we deem it to be satisfactory. In connection with adopting the health and safety plans of third parties, our health and safety officers review such plans to confirm compliance with our policies prior to the initiation of site work. We also encourage our professional staff to attend continuing professional development programs in an effort to stay informed of regulatory developments.

Insurance

            We maintain comprehensive general liability insurance on an occurrence basis, which provides coverage for harm suffered by others for events occurring while the policy is in force, regardless of when a claim may be made. Our comprehensive general liability insurance contains a general aggregate limit of $2,000,000 with a limit of $1,000,000 for any single occurrence. We also carry comprehensive auto, property, executive and organization liability insurance, property and worker's compensation and disability coverage with aggregate liability coverage of $9,000,000. In addition, we carry property insurance with respect to all of our property, including leased and owned mobile equipment, papers and records, business interruption coverage and flood insurance coverage, with varying limits for certain items ranging from $100,000 up to $4,500,000 with a limit of $4,500,000 relating to losses resulting from any single occurrence on any covered peril.

Surety Bonds

            Certain of our remediation and abatement contracts may from time to time require performance and payment surety bonds. None of our current projects require surety bonds. The relationships with various sureties and the issuance of bonds is dependent on the sureties' willingness to write bonds for the various types of work that we perform, their assessment of our performance record and their view of our credit worthiness. Events in the national economy and insurance industry have adversely effected the major insurance and surety companies, which has resulted in a tightening of the insurance and bonding markets increasing costs and decreasing availability of certain types of insurance and surety capacity.

            At present, we believe that surety bonds for a number of our service lines are available only from a limited number of sureties. As a result of the foregoing and our inability to obtain sufficient credit enhancements, our ability to obtain surety and performance bonds has been limited, and this may have had an adverse impact on our ability to obtain some projects. No assurance can be given that we will be able to obtain the surety or performance bonds required for all potential projects. Our continued failure to obtain these bonds could materially and adversely effect certain components of our operations.

Employees/Technical Staff

            As of September 30, 2006, we employed a core group of approximately 71 persons, including executive officers, project managers, specialists, supervisors, field staff, marketing and clerical personnel. We attempt to provide year-round employment for our core field staff by cross training. We promote qualified field workers to supervisory positions and supervisors into production management and other staff positions, when applicable.

            We employ laborers for field operations based upon our current workload. Approximately 42 field staff and supervisors are employed by us on a steady basis, with additional labor hired on an as-needed basis to supplement our work force. We utilize several local unions to supply labor for projects that require it. We have never had a work stoppage, and we believe that we maintain good relations with our employees.

Permits and Licenses

            The Federal Government and the states in the areas in which we operate require that mold, asbestos and lead abatement firms be licensed. Licensing generally requires that workers and supervisors receive training from state certified organizations and pass required tests.

            While we believe that we are in substantial compliance with all of our licensing and permit requirements, and we, or our personnel, maintain the required licenses and permits in all locations for which we conduct any applicable operations, we may need additional licenses or permits in areas into which we plan to expand our operations. In addition, we may be required to obtain additional permits or licenses if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or enforced differently than in the past. There can be no assurance that we will be able to continue to comply with all of the permit and licensing requirements applicable to our business. We believe that the types of licenses we possess have reciprocity in most of the states due to their adherence to Federal standards, but no assurances can be given in that regard.

Patents, Trademarks, Licenses and Copyrights

            We do not own any patents or registered trademarks or trade names. We rely on common law trademark protection for certain of our trade names and service marks. We have copyrights for certain of our promotional and employee training materials. We do not believe that intellectual property is a competitive factor in our industry.

Geographic Information

            Since all of our operations are located in the United States of America, our geographic revenue information is based on the country in which the revenues originate. The following is a table that shows the origin of revenues for our fiscal years ended June 30, 2006, June 28, 2005, and June 29, 2004:

                                     Geographic Information
                   ------------------------------------------------------
                   United States   Non-United States   Consolidated Total
                   -------------   -----------------   ------------------
Fiscal Year 2006    $32,644,415         $     0           $32,644,415
Fiscal Year 2005    $20,200,410         $     0           $20,200,410
Fiscal Year 2004    $19,143,717         $23,036           $19,166,753

Backlog

            We do not have any measurable backlog. In fiscal 2005, our audit committee directed management to implement a system by which backlog can be reliably measured. Management is in the process of formulating how best to implement such a system.

Risk Factors

            Our operations, as well as an investment in our securities, involve numerous risks and uncertainties. The reader should carefully consider the risk factors discussed below and elsewhere in this Annual Report on Form 10-K before making any investment decision involving our securities.

Factors Affecting Future Operating Results

We have experienced significant operating losses and may incur losses in the future.

            Future losses could adversely effect the market value of our common stock. Although we generated net income of $53,066 in our fiscal year ended June 28, 2005, we incurred net losses of ($20,517,190), ($3,535,344) and ($469,004)
in our fiscal years ended June 30, 2006, June 29, 2004 and July 1, 2003, respectively. As of June 30, 2006, we had an accumulated deficit of ($55,181,891). In fiscal 2006, although we had operating income of $5,301,419, we incurred a mark-to-market loss on embedded derivative liabilities of $19,373,659 and non-cash interest charges of $4,733,847. As a result of the agreements we reached with Laurus on September 29, 2006, we believe that we will no longer have to apply derivative accounting and that on our September 30, 2006, applicable derivative liability balances will be credited to equity. Nonetheless, our results from operations will still be adversely effected in future periods by significant interest expense changes resulting from the accounting for the Laurus financing, including from direct interest expense on the Note, amortization of the discount on the Note and amortization of deferred financing costs. Further, due to the lack of hurricane related work in the fourth quarter of fiscal 2006 and to date in fiscal 2007 as compared to the significant revenues in the first half of fiscal 2006 derived from work related to Hurricanes Katrina and Wilma, we generated net revenues of $2,522,188 for the fourth quarter of fiscal 2006 and expect unfavorable comparisons with respect to operating income in the early part of fiscal 2007 as compared to the comparable period for fiscal 2006. There can be no assurance that we will generate profits in the future.

If our common stock does not trade in sufficient volume at high enough prices, or if Laurus is not willing or able to sufficiently reduce its ownership of our common stock, we would be required to repay all or part of our senior secured convertible debt to Laurus in cash, which could adversely effect our cash flow and liquidity.

            Under the terms of the Note, in the principal amount of $5,942,175 at October 19, 2006, we are required to make monthly payments on the first day of each month. Commencing July 1, 2006 and through December 31, 2006, we are obligated to make interest only payments, and commencing January 1, 2007, we are obligated to make payments to Laurus in the amount of $100,000, applied first to interest and then to principal. In the event that at any time we have a cash and cash equivalents balance in excess of $1,000,000, 50% of any cash received in excess of such amount is required to be used to pay down principal on the Note. The remaining unpaid principal balance is due on June 30, 2009. We are required to pay such amounts in shares of our common stock up to a maximum aggregate dollar principal amount of $1,942,175 should all of the following conditions be satisfied:

            o the average closing price of its common stock for the five (5) trading days immediately prior to the first of each month is equal to or greater than $.10;

            o the amount of the payment then due is not an amount greater than thirty percent (30%) of the aggregate dollar trading volume of the common stock for the period of twenty-two (22) trading days immediately prior to the first day of the month for which payment is due;

            o the common stock so issuable has been registered under an effective registration statement under the Securities Act of 1933 or is otherwise covered by an exemption from registration for resale pursuant to Rule 144 of the Securities Act of 1933;

            o Laurus' aggregate beneficial ownership of our shares of common stock does not exceed 9.99%; and

            o     we are not in default of the Note.

            If we are required to pay Laurus in shares of our common stock, the issuance of such shares could have a substantial dilutive effect on our common stock. If any of these conditions are not satisfied, we will be required to make payments in cash. Should we be required to pay cash, this may have an adverse effect on our cash flow and liquidity.

We are dependent on the incurrence of large projects.

            Due to the nature of the services we offer, we generate most of our revenues from new customers. We cannot anticipate whether we will be able to replace our revenues with revenues from new projects in future periods. During the fiscal year ended June 30, 2006, our projects in the areas damaged by Hurricanes Katrina and Wilma accounted for 56% of our revenues during such year. We had substantially completed our work in these areas by the third quarter of fiscal 2006. Reflecting our emphasis on hurricane-related work, our revenues during fiscal 2006 decreased from $17,714,342 in the second quarter to $7,213,546 in the third quarter to $2,552,188 in the fourth quarter. We currently expect unfavorable revenue comparisons for the early part of fiscal 2007 as compared to the comparable periods during fiscal 2006. We are not sure when and if we will be able to find other similar favorable business.

We could develop concentrations of credit risk.

            We often contract with a limited number of customers. A small number of customers may therefore be responsible for a substantial portion of our revenues and accounts receivable at any time. While our management assesses the credit risk associated with each prospective customer prior to the execution of a definitive contract, no assurances can be given that such assessments will be correct or that we will not incur substantial, uncollectible accounts receivable.

We could be harmed by our slow collections of accounts receivable.

            It typically takes us up to a year to collect on our accounts receivables. Although we have implemented new measures in an effort to improve our collections, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," no assurances can be given that they will be successful in improving our collections and cash flows. If our collections prove to be insufficient for our cash flow needs, this may have an adverse effect on our business and operations.

We must correctly manage growth.

            Our potential growth in the future, including growth relating to future disasters such as Hurricanes Katrina and Wilma, may place significant demands on our operational, managerial and financial resources. There can be no assurance that our current management, personnel and systems will be adequate to address this or any other future expansion of our business. In such event, any inability to manage our growth or operations effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to service our debt and other financing transactions depends on many factors beyond our control.

            Our ability to service our debt and meet our other financial obligations as they come due is dependent on our future financial and operating performance. This performance is subject to various factors, including factors beyond our control such as changes in the general economy, our industry or the environmental and other laws pertaining to the services that we provide, and changes in interest rates, energy and other costs. Although we believe that we have sufficient resources to service our Note to Laurus in the current principal amount of $5,942,175 and our other obligations, we cannot ensure that we will have the ability to service the Note in the future.

            If our cash flow and capital resources are insufficient to enable us to service the Note we issued to Laurus, and we are unable to obtain alternative financing, we could be forced to:

            o     reduce or delay capital expenditures;

            o     sell some or all of our assets; or

            o limit or discontinue, temporarily or permanently, our operations or business.

An event of default under the Laurus Note could result in a material adverse effect on our business, operating results or financial condition.

            Laurus holds a Note of ours with a current principal amount of $5,942,175. Events of default under the Note include:

            o a failure to pay monthly interest and principal payments when due or prior to the expiration of any applicable grace period;

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

            If we default, the interest rate charged with respect to the Note will be increased by 2% per month until the default is cured. In addition, if the holder of the Note demands payment of all amounts due and payable in connection with a default, we will be required to pay 110% of the outstanding principal amount of the Note and any accrued and unpaid interest. The cash required to pay such amounts will most likely come out of working capital, unless we are able to arrange alternative financing. Since we rely on our working capital for our day-to-day operations, such a default on the Note could have a material adverse effect on our business, operating results, or financial condition. To such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, your investment dollars would be at significant risk.

We cannot give any assurance that we will be able to secure additional financing to meet our future capital needs.

            Our long-term capital requirements will depend upon many factors, including, but not limited to, cash flow from operations, our level of capital expenditures, our working capital requirements and the growth of our business. Historically, we have financed our operations primarily through issuances of debt and equity securities, through short-term borrowings from our former majority stockholder, and through cash generated from operations.

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

The failure to obtain and maintain required governmental licenses, permits and approvals could have a substantial adverse effect on our operations.

            The remediation industry is highly regulated. We are required to have federal, state and local governmental licenses, permits and approvals for our facilities and services. There can be no assurance as to the successful outcome of any pending application or demonstration testing for any such license, permit or approval. In addition, our existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely, or to comply with the conditions of, applicable licenses, permits or approvals could adversely effect our business, financial condition and results of operations. As we expand our business and as new procedures and technologies are introduced, we may be required to obtain additional licenses, permits or approvals. We may be required to obtain additional licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new requirements that raise compliance standards may require us to modify our procedures and technologies to conform to more stringent regulatory requirements. There can be no assurance that we will be able to continue to comply with all of the environmental and other regulatory requirements applicable to our business.

A substantial portion of our revenues are generated as a result of requirements arising under federal and state laws, regulations and programs related to protection of the environment.

            Environmental laws and regulations are, and will continue to be, a principal factor effecting demand for our services. The level of enforcement activities by federal, state and local environmental protection agencies and changes in such laws and regulations also effect the demand for such services. If the requirements of compliance with environmental laws and regulations were to be modified in the future, the demand for our services, and our business, financial condition and results of operations, could be materially adversely effected.

We are dependent on the successful developmental and commercial acceptance of our procedures and technologies.

            We are constantly developing, refining and implementing our procedures and technologies for environmental remediation. Our operations and future growth are dependent, in part, upon the acceptance and implementation of these procedures and technologies. There can be no assurance that successful development of future procedures and technologies will occur or, even if successfully developed, that we will be able to successfully commercialize such procedures and technologies. The successful commercialization of our procedures and technologies may depend in part on ongoing comparisons with other competing procedures and technologies and more traditional treatment, storage and disposal alternatives, as well as the continuing high cost and limited availability of commercial disposal options. There can be no assurance that our procedures and technologies will prove to be commercially viable or cost-effective or, if commercially viable and cost-effective, that we will be successful in timely securing the requisite regulatory licenses, permits and approvals for any such procedures or technologies or that such procedures or technologies will be selected for use in future projects. Our inability to develop, commercialize or secure the requisite licenses, permits and approvals for our procedures and technologies on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

We are subject to quarterly fluctuations in operating results.

            Our revenue is dependent on our projects and the timing and performance requirements of each project. Our revenue is also effected by the timing of our customers' remediation activities and need for our services. Due to this variation in demand, our quarterly results may fluctuate. Accordingly, specific quarterly or interim results should not be considered indicative of results to be expected for any future quarter or for the full year. It is possible that in future quarters, our operating results will not meet the expectations of investors. In such event, the price of our common stock could be materially adversely effected.

We increasingly seek large, multi-year contracts.

            We are increasingly pursuing large, multi-year contracts as a method of achieving more predictable revenues, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. These larger projects pose significant risks if actual costs are higher than those estimated at the time of the placement of any fixed-price bids. A loss on one or more of such larger contracts could have a material adverse effect on our business, financial condition and results of operations. In addition, the failure to obtain, or a delay in obtaining, targeted large, multi-year contracts could result in significantly less revenue for us than anticipated.

Our operations are effected by weather conditions.

            While we provide our services on a year-round basis, the services we perform outdoors or outside of a sealed environment may be adversely effected by inclement weather conditions. Extended periods of rain, cold weather or other inclement weather conditions may result in delays in commencing or completing projects, in whole or in part. Any such delays may adversely effect our operations and financial results and may adversely effect the performance of other projects due to scheduling and staffing conflicts.

Our ability to perform under our contracts and to successfully bid for future contracts is dependent upon the consistent performance of equipment and facilities in conformity with safety and other requirements of the licenses and permits under which we operate.

            Our equipment and facilities are subject to frequent routine inspections by the regulatory authorities issuing such licenses and permits. In the event any of our key equipment and facilities were to be shut down for any appreciable period of time, either due to equipment breakdown or as the result of regulatory action in response to an alleged safety or other violation of the terms of the licenses under which we operate, our business, financial condition and results of operations could be materially adversely effected.

The environmental remediation industry is highly competitive and we face substantial competition from other companies.

            Many of our competitors have greater financial, managerial, technical and marketing resources than we do. To the extent that competitors possess or develop superior or more cost effective environmental remediation solutions or field service capabilities, or otherwise possess or acquire competitive advantages compared to us, our ability to compete effectively could be materially adversely effected.

Our future success depends on our continuing ability to attract, retain and motivate highly qualified managerial, technical and marketing personnel.

            We are highly dependent upon the continuing contributions of key managerial, technical and marketing personnel. Our business necessitates that we employ highly specialized technical, managerial and marketing employees who have industry specific knowledge. Our employees may voluntarily terminate their employment with us at any time, and competition for qualified technical personnel experienced in the environmental remediation industry is intense, particularly in light of the demand generated by recent hurricanes. The loss of the services of any of our key managerial, technical or marketing personnel, especially Michael O'Reilly, our chief executive officer, could materially adversely effect our business, financial condition and results of operations.

In order to successfully bid on and secure contracts to perform environmental remediation services of the nature offered by us to our customers, we sometimes must provide surety bonds with respect to each prospective and, upon successful bid, actual projects.

            The number and size of contracts that we can perform from time to time is to a certain extent dependent upon our ability to obtain bonding. This ability to obtain bonding is dependent, in material part, upon our net worth and working capital. Our ability to obtain bonding has been limited in recent years. There can be no assurance that we will have adequate bonding capacity to bid on all of the projects which we would otherwise bid upon were we to have such bonding capacity or that we will in fact be successful in obtaining additional contracts on which we may bid, which could have a material adverse effect on our results of operations. None of our current projects require surety bonding.

We have identified issues relating to our internal controls over financial reporting that may prevent us from being able to accurately report our financial results, which could harm our business and operating results.

            In connection with our first quarter fiscal 2006 review, we identified issues arising in connection with a change in our accounting staff during such period regarding the timing and related processing of cash receipts and allocation of costs associated with our contract and billing procedures and have or are in the process of implementing the following measures:

            o We have modified our calendar quarterly period end dates in our computer system to correspond with our actual quarterly period end dates in order to enhance the accurate and timely processing of our cash receipts for each quarterly period. We have also emphasized to our accounting staff that they need to record transactions on the dates that they occur instead of batching such transactions for processing at the end of one of our monthly, quarterly or annual periods.

            o We are in the process of modifying the way in which we allocate our costs to specific projects in an effort to more precisely record our project costs.

            Any delay or failure to implement these measures, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports. Disclosure of failure to remediate these problems in a timely fashion could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Factors Affecting Our Securities

One major stockholder maintains the ability to control our operations.

            Currently, Michael O'Reilly, our chief executive officer and president, owns an aggregate of 15,647,297 shares of our common stock and holds approximately 46.2% of our voting power. In addition, Mr. O'Reilly currently owns options which are exercisable for 24,306,273 shares of our common stock. Should Mr. O'Reilly exercise his options to the fullest extent possible, he would own 39,953,570 shares of our common stock and hold approximately 68.6% of our voting power. Accordingly, Mr. O'Reilly may be able to control the Board of Directors and thereby determine the corporate policy and the direction of our operations. Mr. O'Reilly entered into a lock-up agreement with Laurus that prohibits his disposition of his shares of our common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the Laurus Note or (b) June 30, 2010.

Conversion or exercise of our outstanding convertible or other derivative securities could substantially dilute your investment and the existence of our convertible and derivative securities could negatively effect the price of our common stock.

            As required by Laurus in connection with consummating our amended financing transaction, we have issued to Laurus, subject to a beneficial ownership limitation of 9.99% :

            o the Note, which is convertible at $.09 per share into, approximately 21,579,722 shares of our common stock;

            o options exercisable at $.0001 per share currently for 28,895,179 and 11,145,000 shares. Laurus previously acquired 1,500,000 shares in connection with its partial exercise of one of the options; and

            o     a warrant exercisable at $.10 per share for 13,750,000 shares.

            We also have other outstanding options to purchase up to 26,806,273 shares of our common stock, which include 24,306,273 shares issuable upon exercise of options granted to our president and chief executive officer exercisable at $.01 per share with respect to 2,000,000 shares, at $.07904 per share with respect to 5,486,309 shares and at $.09 per share with respect to 15,469,964 shares.

            The issuance of any of these shares will dilute the percentage ownership of our current shareholders. The existence of these convertible and derivative securities could negatively effect the price of our common stock.

Future sales of substantial amounts of our common stock in the public market could have an adverse effect on the market price of our common stock.

            As of June 30, 2006, we had 33,571,215 shares of common stock outstanding. The registration statement that we expect to file will register for resale 5,395,061 shares, or approximately 13.7% of our issued and outstanding common stock inclusive of such registered shares. In addition, Laurus may demand that we file additional registration statements upon 45 days notice to register shares held by them in excess of the 5,395,061 shares to be registered in our next registration statement.

            We are unable to predict the potential effect that sales into the market of these shares may have on the then prevailing market price of our common stock. It is likely that market sales of these shares (or the potential for these sales even if they do not actually occur) may have the effect of depressing the market price of our common stock. As a result, the potential resale and possible fluctuations in trading volume of such a substantial amount of our stock may effect our share price negatively.

We are precluded from paying and do not anticipate paying any cash dividends to our common stockholders for the foreseeable future.

            We are prohibited from declaring or paying any dividends to our common stockholders without Laurus' prior written consent for so long as at least twenty-five percent of the original principal amount of the Note is outstanding. Further, we expect that future earnings, if any, will be used to finance the working capital, debt service growth and the development of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. The payment of any future cash dividends by us will be dependent upon our earnings, the stability thereof, our financial requirements and other relevant factors. In addition, prior to paying any dividends on our common stock, we are required to pay any accrued and unpaid quarterly dividends on our series A convertible preferred stock.

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

If we fail to remain current on our reporting requirements or if we do not timely make all necessary filings, we could be removed from the Over-the-Counter Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of our stockholders to sell their securities in the secondary market.

            Companies trading on the Over-the-Counter Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the Over-the-Counter Bulletin Board. If we fail to remain current on our reporting requirements or we do not timely make all necessary filings, our common stock could be delisted from the OTC Bulletin Board. If this were to happen, it could severely limit the ability of broker-dealers to sell our securities, and the ability of stockholders to sell their securities in the secondary market may be severely affected.

The market price of our common stock has fluctuated considerably and will probably continue to do so.

            The stock markets have experienced price and volume fluctuations, and the market price of our common stock has historically been volatile. The market price of our common stock could be subject to wide fluctuations in the future as well in response to a variety of events or factors, some of which may be beyond our control. These could include, without limitation:

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

            Our restated certificate of incorporation, as amended, and by-laws contain provisions that could make it more difficult for a third party to acquire us under circumstances that could give stockholders an opportunity to realize a premium over then-prevailing market prices of our securities. Our certificate of incorporation authorizes our board to issue preferred stock without stockholder approval and upon terms as our board may determine. The rights of holders of our common stock are subject to, and may be adversely effected by, the rights of future holders of preferred stock. Section 203 of the Delaware General Corporation Law makes it more difficult for an "interested stockholder" (generally, a 15% stockholder) to effect various business combinations with a corporation for a three-year period after the stockholder becomes an "interested stockholder." In general, these provisions may discourage a third party from attempting to acquire us and, therefore, may inhibit a change of control.

ITEM 2.  DESCRIPTION OF PROPERTY

            We hold a lease expiring in April 2007 for our 50,000 square foot facility located at 100 Sweeneydale Avenue, Bay Shore, New York 11706. The lease provides for a current annual rent of $380,852 and is subject to a 4% annual escalation. This facility currently houses all our operations, with the exception of satellite offices in Florida and Louisiana.

            On September 8, 2006, we signed a lease effective September 15, 2006 for a 68,000 square foot building for our new offices and warehouse to replace our current leased facilities. The original term of this lease is for seven years and contains renewal provisions for three (3) five-year extensions at our option. The initial rent during the first year ranges from $17,000 per month to $36,000 per month with an increase of 3% per annum in years 3 through 7. The lease is a net lease and we are responsible for any increases in real estate taxes and building insurance over the base year 2006-2007. The cost of the initial seven year commitment is approximately $3,400,000.

            In September 2005, Trade-Winds leased three premises to serve as a satellite office, regional command center, training center and housing for our employees in Louisiana. On September 1, 2005, Trade-Winds made arrangements to lease a house located in Baton Rouge, Louisiana for $1,000 per month for six months. On September 2, 2005, Trade Winds entered into a one-year lease agreement for another property located in Baton Rouge, Louisiana for $2,000 per month. On August 20, 2006, this lease was extended another year under the same terms with an option for an additional year. Pursuant to the terms of the lease, the lessor shall give Trade-Winds first option to purchase the land. On September 8, 2005, Trade-Winds entered into a one-year lease agreement for property located in Convent, Louisiana for $39,500 per month, which was not subsequently renewed.

            We hold a lease expiring in 2007 for our satellite office in Tamarac, Florida, which enables us to procure projects in that state. The lease provides for a current annual rent of $77,272.

            We consider our facilities sufficient for our present use and our anticipated future operations, and we believe that these properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

            In April 2003, we commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. We continued to work on the project so as not to default on the terms which we understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. We have recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. We have not recognized the revenue associated with our claim for the additional work for which we billed the customer. The project has been substantially completed and the customer has refused to acknowledge its liability for these additional charges. On October 22, 2004, we commenced an action against the utility in the New York State Supreme Court, County of New York, claiming that we are entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, the utility filed an answer, denying our claims. The case is currently in pre-trial discovery.

            On August 5, 2004, we commenced an action against the New York City Economic Development Corporation in the New York State Supreme Court, County of New York, seeking to collect approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the Economic Development Corporation filed an answer, denying our claims. On November 4, 2004, the Economic Development Corporation filed an amended answer denying our claims and asserting counterclaims in unspecified amounts seeking liquidated damages, reimbursement for consultant's fees, and breach of contract. The case is currently in pre-trial discovery.

            We are a plaintiff in approximately 20 lawsuits, including those described above, claiming an aggregate of approximately $8,500,000 pursuant to which we are seeking to collect amounts we believe are owed to us by customers, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Since October 22, 1996, our common stock has been traded on the OTC Electronic Bulletin Board of the NASD, under the symbol "WEGI.OB." The following table sets forth the range of quarterly high and low bid prices, for our fiscal years ended June 30, 2006 and June 28, 2005, as provided by Yahoo Finance Historical Price Quote. These over-the-market quotations represent inter-dealer prices, do not reflect retail markup, markdown, or commission and may not represent actual transactions.

                                   Price Range of Common Stock
                                   ---------------------------
FISCAL YEAR ENDED JUNE 28, 2005

Quarter Ended                               HIGH    LOW
-------------                               ----    ---
September 28, 2004                          $.06   $.04
December 28, 2004                           $.07   $.03
March 29, 2005                              $.12   $.04
June 28, 2005                               $.09   $.06

FISCAL YEAR ENDED JUNE 30, 2006

Quarter Ended                               HIGH    LOW
-------------                               ----    ---
September 27, 2005                          $.79   $.05
December 27, 2005                           $.45   $.10
March 28, 2006                              $.22   $.09
June 30, 2006                               $.47   $.13

            As of September 30, 2006, there were approximately 739 holders of record of our common stock.

            Pursuant to the Securities Purchase Agreement with Laurus, as amended, we are prohibited from declaring or paying any dividends to our common stockholders without receiving Laurus' prior written consent for so long as at least twenty-five percent ($1,837,500) of the original principal amount of the Note ($7,350,000) is outstanding. Further, we expect that future earnings, if any, will be used to finance the working capital, debt service, growth and development of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. The payment of any future cash dividends by us will be dependent upon our earnings, our financial requirements and other relevant factors. In addition, prior to paying any dividends on our common stock, we are required to pay quarterly dividends on our series A convertible preferred stock. Upon conversion of the series A convertible preferred stock into common stock, dividends on the series A convertible preferred stock shall no longer accrue and all accrued and unpaid dividends, and any related accrued and unpaid interest, as of the date of such conversion, shall be paid in cash. However, our series A convertible preferred stock stockholders have agreed to:

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

            The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our audited financial statements and the notes thereto included elsewhere herein. See Note 2 of the financial statements with respect to the restatements.

                                              Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year   Fiscal Year
                                                 Ended          Ended          Ended         Ended          Ended
                                             June 30, 2006  June 28, 2005  June 29, 2004  July 1, 2003  July 2, 2002
                                             -------------  -------------  -------------  ------------  ------------
                                                            (As restated)  (As restated)
Consolidated Operations Data:
Revenues                                     $ 32,644,415    $20,640,410   $ 19,166,753   $17,831,189    $32,903,740
Gross Profit (loss)                            13,766,458      5,463,675      1,724,694     3,516,670     12,148,063
Income (loss) from operations                   5,301,419        402,614    (3,275,204)    (1,493,641)     6,245,857
Mark-to- market loss on embedded
  derivatives                                  19,373,659             --             --            --             --
Net (loss) income                             (20,517,190)        53,066     (3,535,334)     (469,004)     3,494,867
Net (loss) income per common share-basic     $      (0.62)   $      0.00      $    (.05)  $     (0.01)   $      0.05
Net (loss) income per common share-diluted   $      (0.62)   $      0.00   $       (.05)  $     (0.01)   $      0.04
Weighted average common shares
  outstanding:
    Basic                                      33,343,615     77,936,358     77,936,358    77,936,358     63,300,953
    Diluted                                    33,343,615     77,936,358     77,936,358    77,936,358     85,455,580
Consolidated Balance Sheet Data:
Total assets                                 $ 17,794,156    $10,056,538   $ 11,331,165   $11,054,263    $10,212,538
Total current assets                           12,334,398      7,491,847      8,375,045     8,458,701      8,861,054
Total current liabilities                      32,555,260      9,195,938     10,479,016     6,241,411      4,534,581
Total long-term debt                              688,245        197,400        340,104       338,848         63,703
Redeemable convertible preferred stock          1,300,000      1,300,000      1,300,000     1,300,000      1,300,000
Stockholders' (deficit) equity               $(16,749,349)   $  (712,889)  $   (787,955)  $ 2,825,379    $ 3,372,383

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis gives effect to the restatement discussed in Note 2 of the financial statements.

            The discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

            This discussion contains forward-looking statements that are subject to a number of known and unknown risks, that, in addition to general, economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements, as more fully discussed in the "Forward-Looking Statements" and "Risk Factors" sections above.

            We are subject to significant external factors that could significantly impact our business. These external factors could cause future results to differ materially from historical trends. These external factors are more fully discussed in the "Risk Factors" section above.

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

            Our revenues are derived primarily from providing emergency response, remediation and disaster restoration services to new and repeat customers on time and materials basis or pursuant to fixed-price contracts, including in connection with sudden catastrophes, such as in connection with the services that we provided in the aftermath of Hurricanes Katrina and Wilma. In fiscal 2006 and fiscal 2005, substantially all of our revenues were derived from time and materials contracts. Under our fixed-price contracts, we assess the scope of work to be done and contract to perform a specified scope of work for a fixed price, subject to adjustment for work outside such scope of work, upon prior approval by our customers. Since most of our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of our projects are performed on a time and materials basis. Under our time and materials contracts, we charge our customers for labor, equipment usage, allocated overhead and a markup relating thereto. Our cost of revenues consists primarily of labor and labor-related costs, insurance, benefits and insurance, travel and entertainment, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, salaries, rent, marketing and consulting.

            We have encountered difficulty with cash collections and slow cash flow primarily due to factors including:

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

            Since some of these are relatively new changes, no assurances can be given that they will be successful in improving our collections and cash flows. Further, approximately 4% of our current projects are performed under procedures that predate these improvements.

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

            As of September 30, 2006, the principal amount of the Laurus note outstanding equaled $5,942,175. We are obligated to make interest only payments to Laurus on the first day of each month through December 31, 2006, and thereafter are obligated to pay $100,000 per month on the first day of each month, applied first to interest and then principal.

            Management believes that we will be engaged to perform substantial additional projects in the United States in the near term, possibly including federally funded projects on which we have not focused to date; however, no assurance can be given in this regard until contracts relating to these projects have been executed.

CRITICAL ACCOUNTING POLICIES

            Management's discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal years ended June 30, 2006, June 28, 2005, and June 29, 2004, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for embedded derivatives liabilities, stock based transactions, contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

            Embedded Derivative Liabilities- In order to calculate the derivative liabilities, we have projected the following factors over various periods through the original June 30, 2008 maturity date of the Laurus note:

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

            o     the weighted average reset period projected at $0.0899

At the end of each successive quarterly period, we must re-measure the embedded derivative liabilities against revised projections, with the revisions therein directly based on the actual experience. Each of the above factors contributes differently to the actual calculations, but we believe the variations in our stock price to be the most significant.

In addition, at such time as we achieve sufficient authorized common shares, the existing derivative liabilities will be credited to equity at their then measured values. We believe that by virtue of the Omnibus Amendment entered into with Laurus on September 29, 2006, together with the amended and restated note issued to Laurus pursuant thereto, we achieved having sufficient authorized shares as of that date.

            Stock Based Transactions--We consummated various transactions where we paid the consideration primarily in options or warrants to purchase our common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

            When options or warrants to purchase our common stock are used as incentives for employees, officers or directors, we now use the fair value method required by SFAS No.123R. The accompanying financial statements reflect the adoption of this pronouncement as of the beginning of fiscal 2006, as required. Prior to the adoption of SFAS No.123R, we disclose the pro forma effects in accordance with SFAS No.123.

            The fair value of options or warrants to purchase our common stock is now exclusively determined using the Black-Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black Scholes uses five variables to determine market value as follows:

            o exercise price (the price to be paid for a share in our stock);

            o price of our stock on the day the options or warrants are granted;

            o the expected number of days that the options or warrants will be held before they are exercised, based on the average of their vesting and contractual periods;

            o trading volatility of our stock, based on historical prices for a retrospective period equal to the expected holding period together with certain other factors as applicable; and

            o the annual risk free interest rate on the day the option or warrant is granted for the expected holding period.

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

            Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2006 and June 28, 2005. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that is more likely than not that we will realize all or a portion of our deferred tax assets, we record the estimated net realizable value of our deferred tax assets at that time and provide for income taxes at our combined federal and state effective rates.

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 28, 2005

Revenue

            Total revenue for the fiscal year ended June 30, 2006 increased by $12,004,005, or 58.2%, to $32,644,415 from $20,640,410 for the fiscal year ended
June 28, 2005. This increase in revenue was primarily attributable to approximately $20,954,000 of revenue from work relating to Hurricanes Katrina and Wilma, $676,000 associated with our clean-up of non-weapons grade Anthrax in New York City, and $514,000 for our remediation of environmental contaminants from a New York City water pollution control plant. In addition, $220,000 of revenue was recorded as the result of the settlement of a claim for work performed on change orders, whose associated costs were recognized in prior years. This increase was partially offset by a decrease of $406,000 in work performed in relation to insurance claims and a decrease of $986,000 in our spill and solid environmental remediation.

Cost of Revenues

            Cost of revenues increased $3,701,222, or 24.4%, to $18,877,957 (or 57.8% of revenues) for the fiscal year ended June 30, 2006 as compared to $15,176,735 (or 73.5% of revenues) for the fiscal year ended June 28, 2005. This increase was primarily attributable to labor and other costs relating to our work in connection with Hurricanes Katrina and Wilma, the clean-up of non-weapons grade Anthrax in New York City, and the remediation of environmental contaminants from a New York City water pollution control plant.

Gross Profit

            Gross profit increased by $8,302,783, or 1,520%, to $13,766,458, or
42.2% of total revenues for the fiscal year ended June 30, 2006, as compared to $5,463,675, or 26.5% of total revenues for the fiscal year ended June 28, 2005. This increase in gross profit was due primarily to a higher percentage of higher margin equipment usage in connection with our hurricane-related projects. Higher margins on equipment used on such catastrophe-related projects are necessary to compensate us for the fact that this equipment is generally used less often, or may not be utilized at all, as compared to equipment utilized for more routine projects.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased by $3,580,067, or 73.3%, to $8,465,039 for the fiscal year ended June 30, 2006 from
$4,884,972 for the fiscal year ended June 28, 2005 and constituted approximately 26% and 24% of revenues in such periods, respectively. This increase was primarily attributable to increased expenses in the write off of fees attributed to the Laurus loan transaction ($1,200,000) and legal and accounting fees for our Form S-1 registration statement (since withdrawn) ($1,008,000), partially offset by a decrease to the allowance for doubtful accounts ($464,000) and consulting fees ($272,000). Also, $1,450,389 of this increase was due to the recognition on the income statement of stock-based compensation under SFAS No. 123R. In the prior year, the comparable measurement of stock-based compensation was disclosed for pro forma purposes only.

Benefit Related to Variable Accounting Treatment for Officer Options

            Under the terms of a previous employment agreement that we entered into and a separate agreement with Spotless (our former control shareholder), our president and chief executive officer was able to sell to us, or in certain circumstances to Spotless, all shares of our common stock held by him and all shares of our common stock underlying vested options to purchase shares upon the occurrence of certain events. Due to the terms of the options, changes in the market price of our common stock, in either direction, resulted in a corresponding expense or benefit. There was no benefit or expense required to be recorded in fiscal 2006 due to the elimination of this risk on June 30, 2005.

Interest Expense

            Interest expense increased by $6,570,470, or 6,069%, to $6,678,735 for the fiscal year ended June 30, 2006 from $108,265 for the fiscal year ended June 28, 2005. Substantially all of the increase was due to the Laurus financing and the application of derivative accounting. This increase was primarily due to an increase of $4,755,140 of interest expense incurred on the Laurus Note and the related derivative liabilities, $713,865 of amortization of discounts, and an increase of $1,181,868 attributable to the amortization of deferred financing costs relating to the Laurus transaction. These increases were offset by reductions in interest on obligations due to Spotless.

            Purchase discounts and financing fees paid to a related party decreased from $255,585 to zero, due to the termination of the accounts receivable financing agreement with Spotless.

Loss on Exercise of Options

            After recognition of an embedded derivative liability related to the option exercisable by Laurus at $0.0001 per share, we are also required to recognize gain or loss on the extinguishment of the related liability when options are exercised. During the quarter ended September 27, 2005, Laurus exercised a portion of its option and purchased 1,500,000 shares at $0.0001 per share, when the market value of our common stock was $0.39 per share. This exercise reduced the derivative liability related to the option by $135,000 (the $0.09 fair value of the stock at the date the options were issued) and also resulted in a loss on the exercise in the amount of $449,850 or $0.2999 per share (the difference between the fair value at the date of exercise and issuance ($0.39 and $0.09, respectively)) less the $0.0001 per share exercise price.

Gain on Extinguishment of Debt

            A corollary effect of the derivative accounting we applied is the recognition of gain or loss on extinguishment of debt arising every time a debt principal payment is made, as the value of each of the embedded liabilities at any point in time is derived from the balance of the respective host contract, whether debt principal of the convertible note or number of shares issuable under either the stock purchase option or warrant. During the year ended June 30, 2006, we made six scheduled debt payments, resulting in the recognition of a gain on extinguishment of debt of $2,780,490.

Mark-to-Market Loss on Embedded Derivative Liabilities

            Application of derivative accounting for the fiscal year ended June 30, 2006 resulted in a mark-to-market loss on the embedded derivative liabilities aggregating $19,373,659 principally driven by a increase in our stock price from $.09 to $.42. At the end of the fiscal year, such derivative liabilities totaled $27,163,901. These liabilities must be marked to market at the end of each quarter, based on facts and assumptions then applicable. Subsequent decreases or increases in our stock price and changes in other factors will have corresponding effects on our results of operations and reported liabilities. We had no derivative liabilities in the 2005 fiscal quarter.

Provision for Income Taxes

            The provision for income taxes for the fiscal year ended June 30, 2006 was $2,105,760 as compared to $37,327 for the fiscal year ended June 28, 2005. This increase was the result of higher taxable income for the fiscal year ended June 30, 2006, primarily attributable to hurricane-related work. The provision for income taxes for fiscal 2006 reflects an effective rate of 38.3% The accounting expense for taxes currently payable attributable to timing differences could not be offset by the future benefit of the reversal of such timing differences because a full valuation allowance was recorded. Such valuation allowance was recorded because we do not believe that the utilization of the tax benefit from net operating losses and other temporary differences are "more likely than not" to be realized. As a result of a change in ownership on June 30, 2005, net operating loss carryforwards are subject to an annual usage limitation of approximately $272,000.

Net Income

            Our net income decreased by $20,570,256, comprised of the derivative accounting related effects noted above and the $1,450,389 of stock-based compensation expense recorded upon adoption of SFAS No. 123R. Our net loss for fiscal 2006 was $20,517,190 as compared to fiscal 2005 net income of $53,066. Income available for common stockholders was decreased in each year by preferred stock dividends of $78,000. Basic loss per share in the fiscal year ended June 30, 2006 increased to $0.61 per share from $0.00 per share in the fiscal year ended June 28, 2005.

      Fiscal Year Ended June 28, 2005 Compared to Fiscal Year Ended June 29,
      2004

Revenues

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

Cost of Revenues

            Cost of revenues decreased by $2,265,324, or 13%, to $15,176,735, or 73.5% of total revenues, in our fiscal year ended June 28, 2005, as compared to $17,442,059, or 91% of total revenues, in our fiscal year ended June 29, 2004. This decrease was primarily the result of a $2,350,249, or 27.1%, reduction in payroll, including fringe and union benefits, and a $224,903 decrease in direct project related expenses, such as the cost of subcontractors, materials, supplies and equipment rental, partially offset by an increase of $309,828 in other expenses, such as testing, sampling, truck-related expenses, training and insurance. Our cost of revenues consists primarily of labor and labor related costs, including salaries to laborers, supervisors and foremen, payroll taxes, training, insurance and benefits. Additionally, cost of revenues include job related insurance costs, repairs, maintenance and rental of job equipment, job materials and supplies, testing and sampling, and transportation, disposal, and depreciation of capital equipment.

Gross Profit

            Gross profit increased by $3,738,981, or 216.8%, to $5,463,675, or
26.5%, of total revenues for our fiscal year ended June 28, 2005 from $1,724,694, or 9% of total revenues, for our fiscal year ended June 29, 2004. This increase in gross profit was due primarily to a greater proportion of emergency response work related to hurricanes in Florida and equipment intensive projects with higher gross margins and a corresponding reduction in labor costs. In addition, there were no current year costs associated with the $440,000 of revenues recorded in the 2005 period on the settlement of the previously discussed claim.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses decreased by $463,552, or 8.7%, to $4,884,972 in our fiscal year ended June 28, 2005 from $5,348,524 in our fiscal year ended June 29, 2004 and constituted approximately 24% and 28% of total revenues, respectively. The decrease in selling, general and administrative expenses was primarily due to reductions of $436,028 in payroll and fringe benefits, $284,138 in marketing expenses and $193,889 in travel and entertainment expenses, partially offset by increases of $233,393 in professional fees and $818,691 in our allowance for doubtful accounts.

Expense (Benefit) Related to Variable Accounting Treatment for Officer
Securities

            Under the terms of an employment agreement, our president and chief executive officer, until June 30, 2005, could sell to us all shares of our common stock held by him and all shares of common stock underlying vested options to purchase shares of our common stock held by him. There was a charge of $76,089 related to variable accounting treatment for these securities in our fiscal year ended June 28, 2005, which resulted from an increase in our stock price, as compared to a benefit of $(348,626) in our fiscal year ended June 29, 2004, which resulted from a decrease in our stock price. Due to the terms of the options, changes in the market price of our common stock, in either direction, resulted in a corresponding expense or benefit.

Interest Expense

            Interest expense decreased by $7,677, or 6.62%, to $108,265 in our fiscal year ended June 28, 2005 from $115,942 in our fiscal year ended June 29, 2004. The decrease in interest expense was primarily due to a decrease from debt borrowing from Spotless.

Purchase Discounts and Financing Fee Paid to Related Party

            Purchase discounts and financing fees paid to related party decreased by $552,934 or 68.4% to $255,585 in fiscal year end June 28, 2005 from $808,519 in fiscal year ended June 29, 2004. This reduction was from a decrease of sales of accounts receivable at a discount to Spotless.

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

Net (Loss) Income

            Net income and basic net (loss) attributable to common stockholders per share for our fiscal year ended June 28, 2005 were $53,066 and $(24,934), respectively. This compares to net (loss) and basic net (loss) attributable to common stockholders per share for our fiscal year ended June 29, 2004 of $(3,535,334) and $(3,613,334), respectively. The changes were primarily attributable to the factors described above.

Liquidity and Capital Resources

            As of June 30, 2006, we had a cash balance of $610,884, a working capital deficit of $(20,220,862) and a stockholders' deficit of $(16,749,349). As of June 28, 2005, we had a cash balance of $512,711, a working capital deficit of $(1,704,091) and a stockholders' deficit of $(712,889). As of June 29, 2004, we had a cash balance of $63,562, a working capital deficit of $(2,103,971) and stockholders' deficit of $(787,955). We generated a net loss of $(20,517,190), a net profit of $53,066 and a net loss of $(3,535,334) for the fiscal years ended June 30, 2006, June 28, 2005 and June 29, 2004, respectively.

            Accounts receivable, net of allowance for doubtful accounts, at June 30, 2006, June 28, 2005 and June 29, 2004 were $11,235,904, $6,755,338 and
$6,652,806, respectively. For these periods, approximately $5,089,000, $1,976,000 and $1,706,000, respectively, of these amounts were subject to collection litigation, primarily relating to disputes over changed work orders or other modifications to our scope of work. We do not believe that the disputed receivables had a material effect on liquidity for the periods presented.

            Net cash provided by operating activities was $649,539 for the fiscal year ended June 30, 2006, as compared to net cash provided by operations of $818,673 for the fiscal year ended June 28, 2005. Net accounts receivable increased by $4,480,566, or 66.3%, as of June 30, 2006 to $11,235,904, from
$6,755,338 as of June 28, 2005, primarily as a result of work performed in connection with Hurricanes Katrina and Wilma and also reflecting delayed payments by customers resulting from insurance reimbursement delays. Accounts payable and accrued expenses decreased by $204,403, or 7.3%, as of June 30, 2006 to $2,581,693, from $2,786,096 as of June 28, 2005, primarily as a result of timely payments to our venders as a result of our favorable cash position.

            Net cash provided by financing activities for the fiscal year ended June 30, 2006 was $699,484, as compared to cash used by financing activities of $280,316 for the fiscal year ended June 28, 2005, primarily as a result of $7,350,000 (less $1,378,125 repaid to Laurus in fiscal 2006) received in connection with our borrowings from Laurus, the proceeds of which borrowings were used to pay related transaction and other expenses in the amount of $2,622,020 and repay indebtedness to Spotless in the amount of $2,750,000. The balance of the proceeds, in the amount of $1,977,980, was used to fund working capital and our Hurricane Katrina mobilization costs. Financing activities for the fiscal year ended June 28, 2005 used net cash of $280,316 for long-term debt repayment.

            Cash used for capital expenditures increased to $1,250,850 during the fiscal year ended June 30, 2006, as compared to $89,208 for the fiscal year ended June 28, 2005, due to the cost of equipment purchased to perform the work in the gulf coast region. At this time, we do not have any other material commitments or plans for capital expenditures. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, as may be required in connection with rendering our services in the future.

            Historically, we have financed our operations primarily through issuance of debt and equity securities, through short-term borrowings from our former majority shareholder, and through cash generated from operations. We expect to generate sufficient cash flow from operations to support our working capital needs and to adequately fund our current operations for at least the next twelve months. However, any further difficulty collecting our accounts receivable or further significant growth could adversely effect our liquidity. In the event that we do not generate sufficient positive cash flow from operations, or if we experience changes in our plans or other events that adversely effect our operations or cash flow, we may need to seek additional financing in addition to the financing provided by Laurus. Laurus is under no obligation to provide any funding to us. Currently, we have no credit facility for additional borrowing.

            Our future cash requirements are expected to depend on numerous factors, including, but not limited to our ability to:

            o Obtain profitable environmental or related construction contracts. So long as we have sufficient working capital, we anticipate that we will continue to bid on large projects, although there can be no assurance that any of our bids will be accepted or that we will have sufficient working capital.

            o Control our selling, general and administrative expenses, which were increased in connection with our need to incur labor, operating and equipment expenses in relation to our operations in the gulf coast and Florida regions during fiscal 2006. In order to control our selling, general and administrative expenses, we have or are in the process of optimizing the efficiency of our support staff through training and enhanced task allocation while reducing unneeded resources and reviewing non-project related expenses in an effort to reduce costs where appropriate, while preserving the quality of our service.

            o Raise additional capital or obtain additional financing. Management has preliminarily explored additional funding sources, but has been unable to attract additional debt or equity capital. Laurus indicated to us that it did not intend to provide any additional financing. In addition, the existence of the Laurus and Spotless security interests may impair our ability to raise additional debt capital. No assurance can be given that we will be able to obtain additional debt or equity capital, although our management expects to continue seeking any such favorable opportunities.

            o Generate positive cash flow from operations. We seek to obtain profitable contracts that generate gross profits more than sufficient to pay our expenses and addressing our difficulty with cash collections and slow cash flow.

We have encountered difficulties with cash collections and slow cash flow due primarily to factors including:

            o customers refusing to pay prior to receiving insurance reimbursements;

            o customers' facility managers needing to wait for insurance adjustors to approve work before the remission of payment; and

            o certain customers refusing to pay in connection with disputed change orders.

            In an effort to enhance our cash flow from operations, beginning in our 2005 fiscal year, we began implementing improvements in our billing and invoicing procedures as follows:

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

            Due to the nature of our business, which includes responding to emergency situations on a 24 hours/7 days a week basis, we, on occasion, will commence an emergency project prior to obtaining a formal contract. In these situations, we may commence emergency services upon the oral authorization of the property owners or their agents or government workers (e.g. police or Coast Guard). In these isolated instances, we do not incur significant expense and require an executed contract within 48 hours of the commencement of work.

            Because some of these are relatively new changes, no assurances can be given that they will be successful in improving our collections and cash flow. Further, a small percentage of our current projects are performed under procedures that predate these improvements.

            On June 30, 2005, we entered into a financing transaction with Laurus pursuant to the terms of a securities purchase agreement, as amended, and related documents. Under the terms of the financing transaction, we issued to
Laurus:

            o a secured convertible term note, dated June 30, 2005, in the principal amount of $5,000,000 (as amended and restated, the "Note"). The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date(s) of the registration statement or registration statements as required to be filed by us pursuant to the registration rights agreement described below;

            o a twenty-year option, dated June 30, 2005, to purchase 30,395,179 shares of our common stock at a purchase price of $.0001 per share, of which a portion has been exercised to purchase 1,500,000 shares; and

            o a seven-year common stock purchase warrant, dated June 30, 2005, to purchase 13,750,000 shares of our common stock at a purchase price of $0.10 per share.

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

            On September 29, 2006, we entered into the Omnibus Amendment with Laurus and amended and restated the Note. The Omnibus Amendment and the Note improve for us certain terms of the original agreements with Laurus and eliminate the authorized share deficiency that caused the necessity of applying derivative liability accounting, as described above in Management's Discussion and Analysis of Financial Condition and Results of Operations. The transaction terms, which significantly reduce the shares issuable to Laurus, include:

            1) $4,000,000 of the remaining principal balance on the Note became non-convertible.

            2) Six months (July through December 2006) of principal payments under the Note have been deferred to the maturity date.

            3) Future monthly payments on the Note have been reduced to $100,000 beginning January 1, 2007, first applied to interest and then to principal.

            4) If at any time we have a cash and cash equivalents total balance in excess of $1,000,000, 50% of any cash we receive in excess of such amount will be used to pay down principal of the Note.

            5) The Note was extended for one year (through June 2009).

            6) An option to purchase 11,145,000 shares of Common Stock at a nominal exercise price was issued to Laurus on September 29, 2006.

            7) The beneficial ownership cap on securities of ours that may be beneficially owned by Laurus at any one time has been raised from 4.99% to 9.99%.

            8) Laurus agreed to transfer voting control of all securities of ours owned by them either to us or to a third party.

            This Note is the only Laurus note issued by us that is currently outstanding. Payments made by us on the Note on the required due dates, and conversions on the Note, have reduced the current principal balance of the Note to $5,942,175 as of October 10, 2006.

            Concurrently with the Laurus financing, on June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., an affiliate of our previous majority stockholder and senior secured lender, bearing interest at LIBOR plus 1%.

            As part of the financing transaction, Laurus required us to obtain a $3,000,000 key man renewable term life insurance policy on the life of our president and chief executive officer. We are the beneficiary of the policy, which has a current annual premium of $24,969, payable by us. Laurus is a contingent beneficiary of this life insurance policy.

CONTRACTUAL COMMITMENTS

            The table below summarizes contractual obligations and commitments as of June 30, 2006, including principal and interest payments on our debt (1):

                                        Total       1 Year      2-3 Years   4-5 Years   Thereafter
                                     ----------   ----------   ----------   ---------   ----------
Operating Leases                     $  509,183   $  479,183   $   30,000    $    --        $--
Capitalized Leases--Principal           376,554      188,310      170,841     17,403         --
Capitalized Leases--Interest             29,495       20,125        9,251        119
Laurus Note Principal                 5,971,875      300,290    5,671,585         --         --
Laurus Note Interest Expense--Cash    1,638,935      605,768    1,033,167         --         --
Spotless Note Principal                 500,000           --      500,000         --         --
Spotless Note Interest Expense           62,815           --       62,815         --         --
                                     ----------   ----------   ----------    -------        ---
Total                                $9,088,857   $1,593,676   $7,477,659    $17,522        $--
                                     ==========   ==========   ==========    =======        ===

(1) This table reflects the effectiveness of Laurus' agreement to defer principal payments from July 1, 2006 through December 31, 2006, and commencing January 1, 2007, to make monthly amortization payments in the amount of $100,000 including interest until January 1, 2009.

            These amounts are based on assumed interest payments reflecting:

            o     the Laurus Note at a rate of 10.25% per annum;

            o     the Spotless note at a rate of 6.15% per annum; and

            o an aggregate of $376,554 of other long-term debt with maturities ranging from 3 months to 50 months for financed trucks and vehicles with interest rates ranging from .01% to 13.99%.

Off-Balance Sheet Arrangements

            Although we do not have any financing arrangements that have not been recorded in our financial statements, our transaction with Laurus resulted in a significant discount that reduced the carrying value on our balance sheet of our debt obligation to Laurus. As of June 30, 2006, the Note had a principal balance of $5,971,875 with a corresponding discount of $5,971,875, resulting in a carrying amount of $0 on our balance sheet.

Effect of Inflation

            Inflation has not had a material impact on our operations during fiscal years ended June 30, 2006, June 28, 2005 and June 29, 2004, except that we experienced an increase of 20.5% in fuel costs during the fiscal year ended June 30, 2006, due to increased gasoline prices.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Equity Price Risk--Our primary market risk exposure relates to the shares of common stock issuable upon conversion of the Note. In connection with the issuance of the Note, we issued to Laurus a warrant to purchase 13,750,000 shares of our common stock and options to purchase 30,395,175 and 11,145,000 shares of our common stock. On September 12, 2005, we issued 1,500,000 shares of our common stock to Laurus in connection with its partial exercise of the original option. These shares have been recorded at their intrinsic value, which is based on the difference between the exercise price per share and the market price per share of our common stock on June 30, 2005, the date of issuance at the inception date of the agreement.

            The intrinsic value of the options and the fair value of the warrant and the underlying shares of common stock are tied in a large part to our stock price. If our stock price increases between reporting periods, the option, warrant and underlying shares of common stock become more valuable. As such, there is no way to forecast what the non-operating, non-cash charges will be in the future or what the future impact will be on our financial statements.

            Interest Rate Sensitivity--Interest rate risk is the risk that interest rates on our debt is fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The Laurus Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve month period and if we shall have registered such number of shares of common stock as required to be registered on a registration statement declared effective by the Securities and Exchange Commission, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 4 months to 50 months aggregating to $376,555 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $137,000 annually. This hypothetical calculation reflects the assumed interest payments for the:

                  o     Note at a rate of 10.25% per annum;

                  o     Spotless note at a rate of 6.15% per annum; and

                  o Various other debt for financed trucks and vehicles with maturities ranging from 4 months to 50 months with interest rates ranging from .01% to 13.99%.

ITEM 8. FINANCIAL STATEMENTS

            Set forth below is a list of the financial statements of ours included in this Annual Report on Form 10-K following Item 15.


                                  Item                                     Page
                                  ----                                     ----
Reports of Independent Registered Public Accounting Firms                    F-2
Consolidated Balance Sheets as of June 30, 2006 and June 28, 2005            F-5
Consolidated Statements of Operations for our fiscal years ended
  June 30, 2006, June 28, 2005 (Restated), and June 29, 2004 (Restated) F-6 Consolidated Statements of Stockholders' Deficiency for our fiscal
  years ended June 30, 2006, June 28, 2005, and June 29, 2004                F-7
Consolidated Statements of Cash Flows for our fiscal years ended
  June 30, 2006, June 28, 2005, and June 29, 2004 (Restated)                 F-8
Notes to Consolidated Financial Statements                                   F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

ITEM 9A. CONTROLS AND PROCEDURES

            As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our principal executive and financial officers of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K.

            Our chief executive officer and our chief financial officer reviewed with members of our audit committee whether our need to restate our financial results for our fiscal quarters ended September 27, 2005, December 27, 2005 and March 28, 2006 affected their conclusions that our disclosure controls and procedures, as of June 30, 2006, we were effective in timely alerting them to material company information required to be included in our periodic filings with the Securities and Exchange Commission. In connection with their review, our chief executive officer and chief financial officer noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed in the Form 10-Q we filed under the Securities Exchange Act was accumulated and communicated to our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Rather, the restatements resulted from the process in connection with preparing responses to a comment letter that we received from the Securities and Exchange Commission in relation to its review of our registration statement on Form S-1 filed October 3, 2005. Management recorded in equity the common stock purchase option and warrant issued to Laurus in connection with the refinancing. Subsequently, during the process of responding to the Securities and Exchange Commission and further analysis, management determined that derivative accounting applied to these instruments and the convertible note as they contained embedded derivative liabilities. Our chief executive officer and chief financial officer did not find that management's subsequent decision to restate for the derivative accounting called into question whether our controls and procedures were effective to ensure that required information was disclosed to them as appropriate to allow timely decisions regarding required disclosure.

            Our chief executive officer and our chief financial officer reached a similar conclusion with respect to our restatement of stock-based compensation expense. As noted in this report, we did not previously adopt SFAS No.123R in the first quarter as required, and we excluded from the previous pro-forma disclosure the cost related to the employment-related options issued to our chief executive officer. Our chief executive officer and our chief financial officer view this as an inadvertent omission, but do not attribute it to non-effective disclosure controls and procedures, particularly since the issuance of the options was disclosed. Rather, it is viewed as a one-time error, and highly unusual. The Company believes the error was partly due to the issuance of the options being in the first few days of the fiscal period for which SFAS No.123R became effective (based on the Company's fiscal year-end).

            Our chief executive officer and our chief financial officer reached a similar conclusion with respect to our restatement to provide separate line item disclosure in the consolidated statement of operations for purchase discounts and financing fees paid to a related party. These amounts were previously included as a component of interest expense and disclosed in a related party footnote. Our chief executive officer and our chief financial officer reached a similar conclusion with respect to our restatement of the statement of cash flows for the year 2004 to reclassify fixed assets acquired through financing arrangements as a supplemental non-cash disclosure on the statement of cash flows. Management believes these restatements were a matter of presentation and not a break-down of disclosure controls and procedures.

            In connection with the foregoing, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this annual report to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

            During the fourth quarter of fiscal 2006, there were no changes in our internal control over financial reporting that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The names of our directors and executive officers, their ages as of September 30, 2006, and certain other information about them, are set forth below:

Name                     Age   Positions and Offices
----                     ---   ---------------------
Michael O'Reilly          56   Director, Chairman of the Board of Directors,
                               President and Chief Executive Officer
Arthur J. Wasserspring    64   Chief Financial Officer
Anthony P. Towell         75   Director
Dr. Kevin J. Phillips     58   Director

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

            Arthur J. Wasserspring, CPA, was appointed as our chief financial officer on May 24, 2006. Prior to joining us, from May 2002 through February 2006, Mr. Wasserspring served as the Controller, acting as principal financial officer, of The Weeks-Lerman Group LLC, a wholesale distributor of office supplies. From December 2000 through May 2002, Mr. Wasserspring served as an independent consultant and provided chief financial officer services to various clients, including SEC reporting companies, in the New York City metropolitan area. From June 1994 through December 2000, Mr. Wasserspring served as Vice President of Finance of Worksafe Industries, Inc., an SEC reporting company engaged in the manufacture and distribution of safety protective apparel. Mr. Wasserspring is a licensed CPA in the State of New York and received a BS in Accounting from Miami University (Ohio).

            Anthony P. Towell has served as a director since November 1996. Prior to December 2000, he was a Vice President, Co-Chairman, and a director of Worksafe Industries, Inc., a manufacturing company that specialized in safety protective apparel. He also held executive positions during a 25-year career with the Royal Dutch Shell Group.

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

Board of Directors

            Each member of our board is elected at the annual meeting of stockholders and serves until the next annual meeting of stockholders and until a successor has been elected and qualified or their earlier death, disability, resignation or otherwise is removed. Vacancies on our board are filled by a majority vote of the remaining members of our board. Our board of directors met seven times during our fiscal year ended June 30, 2006.

            Our board has an audit committee and a compensation committee.

Audit Committee

            The audit committee is currently comprised of Anthony P. Towell and Dr. Kevin J. Phillips, each of whom does not have any relationship with us that may interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board of directors has determined that Anthony P. Towell is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, and our audit committee members are "independent directors," as defined by the NASDAQ Marketplace Rule 4200(a)(15) and the Sarbanes-Oxley Act of 2002.

            The audit committee, which met seven times during our fiscal year ended June 30, 2006, operates pursuant to a charter approved by our board of directors.

            The audit committee has been established to:

            1)    assist our board in its oversight responsibilities regarding:

                  o     the integrity of our financial statements,

                  o     our compliance with legal and regulatory requirements,

                  o the financial reporting process, including reviewing our annual, quarterly and other reports,

                  o the independent accountant's qualifications and independence, and

                  o     the performance of our internal audit function;

            2)    retain and terminate our independent accountant;

            3) review and approve non-audit and special engagement services to be performed by the independent accountant; and

            4) perform such other functions as our board may from time to time assign to the audit committee.

            In discharging its oversight role, the audit committee is empowered to meet and discuss with our management and independent auditors the quality and accuracy of our accounting principles, the completeness and clarity of our financial disclosures and other significant decisions made by management in the preparation of our financial reports.

Compensation Committee

            The compensation committee is currently comprised of Dr. Kevin J. Phillips and Anthony P. Towell. The compensation committee met four times during our fiscal year ended June 30, 2006 and operates pursuant to a charter approved by our board of directors. Currently, both committee members are "independent directors," as defined by the NASDAQ Marketplace Rule 4200(a)(15) and the Sarbanes-Oxley Act of 2002.

            The principal responsibilities of the compensation committee are to review and approve compensation of our chief executive officer and other executive officers with compensation of $100,000 or more per year and administer our existing stock plans, other than our 2001 equity incentive plan, which is administered by our board of directors.

Director Compensation

            Each of our non-employee directors receives $5,000 annually for service on our board of directors. Our employee director receives no cash compensation for his service as a director. Additionally, each member of the audit committee receives $300 a month for their services on the audit committee and the chairman of the audit committee receives $500 a month for his services as chairman of the audit committee. All of our directors are reimbursed for expenses actually incurred in connection with attending meetings of our board of directors.

            On May 24, 2005, as compensation for service on our special committee of our board of directors during our fiscal year ended June 28, 2005, we granted to Anthony P. Towell a ten-year option to purchase 250,000 shares of our common stock, at an exercise price equal to $.06 per share, the market value on the date of grant.

            On December 6, 2004, as compensation for service on our board of directors during our fiscal year ended June 29, 2004, we granted to each of our non-employee directors serving on the audit committee options, pursuant to our 2001 equity incentive plan, with terms of ten years to purchase 100,000 shares of our common stock, at an exercise price equal to $.035 per share, the market value on the date of grant.

CODE OF ETHICS

            We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Exchange Act. This Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions, of ours. Our Code of Ethics is publicly available on our website at www.tradewindsenvironmental.com. Any amendments or waivers to our Code of Ethics will be disclosed on our website following the date of any such amendment or waiver. Information on our website, however, does not form a part of our annual report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 that they file with the SEC. Based solely upon our review of the copies of all Forms 3, 4 and 5 and amendments to these forms, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to our fiscal year ended June 30, 2006.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

            The following summary compensation table sets forth the cash and other compensation paid during the last three full fiscal years to our Chairman, President and Chief Executive Officer (the "Named Executive Officer"). Other than our Chairman, President and Chief Executive Officer, no individual who served as an executive officer received compensation for services rendered to us at $100,000 or more for our fiscal year ended June 30, 2006.

                           Summary Compensation Table

                                                                                      Long-Term
                                                                                    Compensation
                                                  Annual Compensation                  Awards
                                         ------------------------------------  ----------------------
                                 Fiscal                              Other     Restricted  Securities
                                 Year                               Annual        Stock    Underlying         All Other
Name and Principal Position(s)   Ended   Salary ($)   Bonus ($)  Compensation  Awards ($)    Options      Compensation ($)
------------------------------  -------  ----------  ----------  ------------  ----------  ----------     ----------------
Michael O'Reilly, Chairman      6/30/06   $301,450   $397,580(5)      --           --      15,469,964(1)         --
  President and                 6/28/05   $285,000      2,937         --           --       2,250,000(2)         --
  Chief Executive Officer       6/29/04   $285,000         --         --           --         450,000(3)    $74,580(4)

(1) Includes options granted to Mr. O'Reilly on June 30, 2005 to purchase 15,469,964 shares of our common stock at an exercise price of $.09 per share. All of the options are fully vested.

(2) Includes options granted to Mr. O'Reilly (a) on May 24, 2005, to purchase 2,000,000 shares of our common stock at an exercise price of $.01 per share, and (b) on May 24, 2005, to purchase 250,000 shares of our common stock at an exercise price of $0.1875 per share. All of the options are fully vested.

(3) On November 10, 2003, we granted Mr. O'Reilly options to purchase (a) 250,000 shares of our common stock at an exercise price of $0.22 per share and (b) 200,000 shares of our common stock at an exercise price of $0.34 per share. Such options are fully vested.

(4) This compensation consists of the value of in-kind damage mitigation and restoration goods and services that we provided to Mr. O'Reilly in connection with severe water damage caused by a failed water heater at a condominium that he beneficially owned and allowed us to use for marketing and employee-relations purposes. In connection with these services, our entire direct costs and allocated overhead, without a markup, equaled approximately $56,780. We also paid the full carrying costs, including mortgage payments, in the amount of $17,800 relating to this condominium.

(5) Mr. O'Reilly, under the terms of a current employment agreement, earned a bonus equal to 5.0% of our earnings before interest, depreciation, amortization and taxes and payments to Laurus. The mark-to-market effect on embedded derivatives was also excluded for purposes of the calculation.

Option/Stock Appreciation Rights Grants ("SAR") In Last Fiscal Year

            The following table sets forth (a) the number of shares underlying options granted to each named executive officer during our fiscal year ended June 30, 2006, (b) the percentage the grant represents of the total number of options granted to all of our employees during our fiscal year ended June 30, 2006, (c) the per share exercise price of each option, (d) the expiration date of each option and (e) the potential realizable value of each grant.

                                                                         Potential Realizable
                                                                           Value at Assumed
                                 Percent of                                  Annual Rates
                   Number of   Total Options                                of Stock Price
                  Securities      Granted                                     Appreciation
                  Underlying    to Employees   Exercise                     for Option Term
                    Options       in Fiscal      Price     Expiration    --------------------
Name                Granted         Year        ($/Sh)        Date           5%($)   10%($)
----------------  ----------   -------------   --------   ------------   ---------   --------
Michael O'Reilly  15,469,964         100%         .09     May 23, 2015     309,399   773,498

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                                                       Number of
                                                       Securities           Value of
                                                       Underlying         Unexercised
                                                      Unexercised         In-The-Money
                                                      Options/SARs       Options/SARs
                                                       at June 30,         at June 30,
                                                        2006 (#)            2006 ($)
                                                    ----------------   -------------------
                   Shares Acquired       Value        Exercisable/        Exercisable/
Name               on Exercise (#)   Realized ($)   Unexercisable(1)   Unexercisable(1)(2)
----------------   ---------------   ------------   ----------------   -------------------
Michael O'Reilly          --              $--          15,469,964          $5,105,088
Michael O'Reilly          --              $--           2,000,000          $  820,000
Michael O'Reilly          --              $--             250,000          $   58,125
Michael O'Reilly          --              $--           2,811,595          $  958,641
Michael O'Reilly          --              $--           2,674,714          $  911,970
Michael O'Reilly          --              $--             200,000          $   40,000
Michael O'Reilly          --              $--             250,000          $   20,000
Michael O'Reilly          --              $--             650,000          $  149,500

----------
(1)  All options were exercisable at June 30, 2006.

(2) The value is calculated based on the aggregate amount of the excess of $.42 (the closing sale price per share for our common stock on June 30, 2006) over the relevant exercise price(s).

Employment Agreements

            On June 30, 2005, we entered into an employment agreement with Michael O'Reilly, our president and chief executive officer. The employment agreement is for a term of five years beginning on July 1, 2005 and automatically renews yearly provided that neither party objects to its renewal six months prior to July 1, 2010, calls for a base salary of $285,000 per year and a bonus equal to 2.5 percent of our pre-tax income (as that term is defined in the Employment Agreement). On March 13, 2006, the Compensation Committee of our Company approved an increase in Mr. O'Reilly's base salary to $342,000 per year. In addition, on such date, in lieu of the bonus provided by the Employment Agreement, we agreed to pay Mr. O'Reilly an annual bonus for each fiscal year, commencing with the fiscal year ending in June 2006, in an amount equal to 5% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) determined in accordance with Generally Accepted Accounting Principles and calculated without taking into account any payments made by us to Laurus. The amount of such bonus and the date of payment shall be authorized by the Compensation Committee within 90 days after the end of each fiscal year. An amendment to Mr. O'Reilly's employment agreement, effective as of March 13, 2006, was executed by Mr. O'Reilly and us to reflect these revisions to compensation. Mr. O'Reilly currently holds 15,647,297 shares of our common stock, and vested options to purchase 24,306,273 shares of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                      EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of June 30, 2006, concerning our equity compensation plans:

                                      Number of                               Number of Securities
                                      Securities         Weighted-average   Remaining Available for
                                     To Be Issued       Exercise Price of    Future Issuance Under
                                   Upon Exercise of        Outstanding         Plans (Excluding
                                 Outstanding Options,   Options, Warrants   Securities Reflected in
        Plan Category             Warrants and Rights      and Rights             Column (a))
------------------------------   --------------------   -----------------   -----------------------
                                         (a)                    (b)                   (c)
Equity compensation plans
  approved by security holders        2,750,000                $0.176              2,250,000

Equity compensation plans not
  approved by security holders          100,000 (1)            $0.109              2,900,000
                                      ---------                                    ---------
Total                                 2,850,000                $0.173              5,150,000

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

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth the beneficial ownership of our voting stock as of September 30, 2006 of:

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

                                                             Class
                             -----------------------------------------------------------------
                                       Common Stock                   Series A Preferred
                                   Amount and Nature                  Amount and Nature
                               Of Beneficial Ownership (1)       of Beneficial Ownership (1)
                             -------------------------------   -------------------------------
                              Number of Shares    Percent of    Number of Shares    Percent of
 Name of Beneficial Owner    Beneficially Owned      Class     Beneficially Owned     Class
--------------------------   ------------------   ----------   ------------------   ----------
Michael O'Reilly       (2)     39,953,570  (3)       66.4%                --             --
Anthony P. Towell      (2)        914,533  (4)        1.5%                --             --
Dr. Kevin Phillips     (5)      1,645,839  (6)        2.7%           650,000           50.0%
Arthur J. Wasserspring (7)              0  (7)          *                 --             --
Gary Molnar            (5)      1,135,839  (8)        1.9%           650,000           50.0%
Laurus Master Fund, Ltd.        3,356,220  (9)        9.9%
All directors and
Executive Officers
as a group
(4 individuals)                42,513,942 (10)       70.6%           650,000           50.0%

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

(4) Includes 10,000 shares of our common stock directly held by Mr. Towell, 4,533 shares of our common stock held jointly by Mr. Towell and his wife, and options under which he may purchase 900,000 shares of our common stock.

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

(7) Arthur J. Wasserspring was appointed as our chief financial officer on May 24, 2006.

(8) Includes 235,839 shares of our common stock directly held by Mr. Molnar, 650,000 shares of our common stock issuable upon conversion of 650,000 shares of our series A preferred stock directly held by Mr. Molnar and an option to purchase 250,000 shares of our common stock.

(9) The address of Laurus is c/o Laurus Capital Management, LLC, 825 Third Avenue, New York, NY 10022. The shares of common stock reported as beneficially owned by Laurus includes 1,500,000 shares of outstanding common stock. Certain of the shares of common stock reported as beneficially owned are shares that Laurus has the right to acquire upon conversion of the Note, and exercise of options and a warrant held by it. Laurus is subject to a beneficial ownership limitation of 9.99% of our common stock. The amount reported as beneficially owned is subject to such limitation.

(10) Includes 15,917,669 shares of our common stock directly held, options to purchase an aggregate of 25,956,273 shares of our common stock, and 650,000 shares of our common stock issuable upon conversion of 650,000 shares of series A convertible preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On June 30, 2005, we entered into a financing transaction with Laurus pursuant to the terms of a securities purchase agreement, as amended, and related documents. Under the terms of the financing transaction, we issued to
Laurus:

            o a secured convertible term note, dated June 30, 2005, in the principal amount of $5,000,000 (as amended and restated, the "Note"). The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date(s) of the registration statement or registration statements as required to be filed by us pursuant to the registration rights agreement described below;

            o a twenty-year option (the "Initial Option"), dated June 30, 2005, to purchase 30,395,179 shares of our common stock at a purchase price of $.0001 per share, of which a portion has been exercised to purchase 1,500,000 shares; and

            o a seven-year common stock purchase warrant, dated June 30, 2005, to purchase 13,750,000 shares of our common stock at a purchase price of $0.10 per share.

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

            On September 29, 2006, we entered into the Omnibus Amendment with Laurus and amended and restated the Note. The Omnibus Amendment and the Note improve for us certain terms of the original agreements between the parties and eliminate the authorized share deficiency that caused the necessity of applying derivative liability accounting. The transaction terms, which significantly reduce the shares issuable to Laurus, among other things, include:

            1) $4,000,000 of the remaining principal balance on the Note became non-convertible.

            2) Six months (July through December 2006) of principal payments under the Note have been deferred to the maturity date.

            3) Future monthly payments on the Note have been reduced to $100,000 beginning January 1, 2007, first applied to interest and then to principal.

            4) If at any time we have a cash and cash equivalents total balance in excess of $1,000,000, 50% of any cash received by us in excess of such amount will be used to pay down principal of the Note.

            5) The Note was extended for one year (through June 2009).

            6) An option to purchase 11,145,000 shares of Common Stock at a nominal exercise price was issued to Laurus on September 29, 2006 (together with the Initial Option, the "Options").

            7) The beneficial ownership cap on securities of ours that may be beneficially owned by Laurus at any one time has been raised from 4.99% to 9.99%.

            8) Laurus agreed to transfer voting control of all securities of ours owned by them either to us or to a third party.

            This Note is the only Laurus note issued by us that is currently outstanding. Payments made by us on the Note on the required due dates, and conversions on the Note, have reduced the current principal balance of the Note to $5,942,175 as of October 10, 2006.

            Concurrently with the Laurus financing, on June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., an affiliate of our previous majority stockholder and senior secured lender, bearing interest at LIBOR plus 1%.

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
                                                                      ==========

            As part of the financing transaction, Laurus required us to obtain a $3,000,000 key man renewable term life insurance policy on the life of our president and chief executive officer. We are the beneficiary of the policy, which has a current annual premium of $24,969 payable by us. Laurus is a contingent beneficiary of this life insurance policy.

            Set forth below is a summary of the material terms of the agreements governing the Laurus financing transaction, as amended through September 29, 2006:

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

Principal Borrowing Terms and Prepayment. Pursuant to the terms of the Note, which matures on June 30, 2009, we made, on the first day of each month, monthly payments of principal to Laurus in the amount of $229,687.50, plus interest, for the period from January 1, 2006 through June 30, 2006. For the period from July 1, 2006 through December 31, 2006, we are required to make interest payments only, which payments have been made through the date of the filing of this Form 10-K. Commencing January 1, 2007, until maturity, we are required to make monthly payments to Laurus of $100,000, first applied to interest and then to principal. In addition, if at any time after September 29, 2006, we have a cash and cash equivalents balance $1,000,000, 50% of any cash received by us in excess of such amount will be used to pay down principal of the Note. Principal repayments were originally due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $459,375 have been deferred until June 30, 2009. We are required to pay such amounts in shares of our common stock should all of the following conditions be satisfied:

            o the average closing price of our common stock for the five (5) trading days immediately prior to the first of each month is equal to or greater than $.10;

            o the amount of the payment then due is not an amount greater than thirty percent (30%) of the aggregate dollar trading volume of the common stock for the period of twenty-two (22) trading days immediately prior to the first day of each month for which payment is due;

            o the common stock to be issued has been registered under an effective registration statement under the Securities Act of 1933 or is otherwise covered by an exemption from registration for resale pursuant to Rule 144 of the Securities Act of 1933;

            o Laurus' aggregate beneficial ownership of our shares of common stock does not and would not by virtue thereof exceed 9.99%; o we are not in default of the Note; and

            o     the maximum number of shares of common stock into which the
                  Note is convertible is not exceeded.

            Should we be required to pay cash, this may have an adverse effect on our cash flow and liquidity.

            The Note may be redeemed by us in cash by paying the holder of the
Note 110% of the principal amount, plus accrued interest. As discussed below, the holder of the Note may convert a portion of the Note, together with related interest and fees, into fully paid shares of our common stock at any time, provided that, commencing September 29, 2006, the amount converted cannot exceed $1,942,175. The number of shares to be issued shall equal the total amount of the Note to be converted, divided by an initial fixed conversion price of $.09.

            The conversion price of the Note may be adjusted pursuant to customary anti-dilution provisions, such as if we pay a stock dividend, reclassify our capital stock or subdivide or combine our outstanding shares of common stock into a greater or lesser number of shares.

            We may receive proceeds from the exercise of the Options and the warrant described above if Laurus elects to pay the exercise price in cash rather than executing a cashless exercise. Laurus may effect a cashless exercise of the warrant if the market price of our common stock exceeds the per share exercise price, and it may effect a cashless exercise of the Options if (a) the market price of our common stock exceeds the per share exercise price and (b)
(1) we have not registered the shares underlying the Options pursuant to an effective registration statement or (2) an event of default under the Note has occurred and is continuing. Upon a cashless exercise in lieu of paying the exercise price in cash, Laurus would receive shares of our common stock with a value equal to the difference between the market price per share of our common stock at the time of exercise and the exercise price per share set forth in the Options and the warrant, multiplied by the number of shares with respect to which the Options or warrant are exercised. There would be no proceeds payable to us upon a cashless exercise of the Options or the warrant. There can be no assurances that Laurus will exercise the Options and warrant or that it will elect to pay the exercise price in cash in lieu of a cashless exercise. On September 12, 2005, we issued 1,500,000 shares of our common stock to Laurus in connection with its partial exercise of the Initial Option at an exercise price of $.0001 per share for an aggregate exercise price of $150.

            Laurus has contractually agreed to restrict its ability to convert the Note and/or exercise its warrant and options if such conversion and/or exercise would cause its beneficial ownership of shares of our common stock to exceed 9.99% of the outstanding shares of our common stock. The 9.99% limitation is null and void without notice to us upon the occurrence and during the continuance of an event of default or upon 61 days' prior written notice to us. As of the date of this filing, Laurus directly beneficially owns 1,500,000 shares of our common stock, or approximately 4.42% of our outstanding common stock. As a result, Laurus could only acquire up to approximately 1,856,220 additional shares, which would constitute a conversion of approximately $167,060 of the principal amount of the Note, while remaining in compliance with the 9.99% limitation. Since Laurus is irrevocably prohibited from waiving this 9.99% limitation, except as described above, even if the other conditions allowing us to pay in shares of common stock have been satisfied, if Laurus cannot or does not reduce its ownership of our common stock at a time when such reduction would be necessary to allow us to make a payment in shares of common stock, we would be required to pay Laurus in cash. This may have an adverse effect on our cash flow and liquidity.

            Events of Default and Collateral. In the event we default on the Note, we will be required to pay 110% of the outstanding principal amount of the Note, plus accrued but unpaid interest. In addition, upon the occurrence of an event of default, the interest rate charged with respect to the Note will be increased by 2% per month until the default is cured. The Note is secured by a lien on substantially all of our assets, including the stock of our subsidiaries, all cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, including promissory notes, contract rights and general intangibles, including payment intangibles. The Master Security Agreement, dated June 30, 2005, between us and Laurus, and as currently in effect, contains no specific financial covenants. The Master Security Agreement and the Note, as amended, define the circumstances under which they can be declared in default and subject to termination, including:

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

            Registration Rights. Pursuant to the terms of the Registration Rights Agreement, as amended, we are obligated to file, on or prior to December 15, 2006, a registration statement with the Securities and Exchange Commission registering the resale of 5,395,061 shares of our common stock issuable to Laurus, which registration statement is required to become effective by February 15, 2007. We have also agreed to file such further registrations as necessary to register the remaining shares of common stock underlying the securities of ours owned by Laurus not registered in the foregoing registration statement, in each case within 45 days of written notice by Laurus.

            As of June 28, 2005, we owed Spotless Plastics (USA) Inc. $5,000,000 of principal and $127,730 of interest under a promissory note dated November 16, 2001 (the "Spotless Loan"), in the original principal amount of $1,700,000. The note we issued to Spotless was collateralized by all of our assets. During the fiscal year ended June 29, 2004, we borrowed $3,300,000 from Spotless for working capital requirements and to fund our losses.

            As of June 30, 2006, Spotless was due payment from third parties for purchased accounts receivable in the amount of $189,197 under an account receivable finance agreement dated February 5, 2004 entered into with us. As of such date, Spotless had purchased from us an aggregate amount of $4,991,252 of our accounts receivable at an aggregate discount of $911,202, for an aggregate purchase price of $4,080,050. Pursuant to the account receivable finance agreement, Spotless was able to purchase certain of our accounts receivable without recourse for cash, subject to certain terms and conditions. Pursuant to an administrative services arrangement, Spotless also provided us with certain administrative services. During our fiscal years 2005, 2004 and 2003, we were charged by Spotless an administrative fee of $84,138, $131,556 and $101,256, respectively, of which $84,138 remained unpaid and was included in accrued expenses as of June 28, 2005.

            On June 30, 2005, we completed a financing transaction, in which we sold the Note to Laurus. The sale of the Note was completed pursuant to a securities purchase agreement, as amended, and related documents, dated June 30, 2005. $2,750,000 of the proceeds from this transaction were used to satisfy all of our financial obligations to Spotless, including the Spotless Loan.

            We also issued a subordinated secured promissory note to Spotless in the principal amount of $500,000, bearing interest at LIBOR plus 1%. Pursuant to the terms of the note we issued to Spotless, amortized payments of $50,000 per month become due and payable beginning July 1, 2007 until all amounts due thereunder are fully paid, so long as we are not in default on the note we issued to Laurus. The note we issued to Spotless, together with the $2,750,000 payment to Spotless referred to above, fully satisfied all of our financial obligations to Spotless. In connection with this financing transaction, we, along with Spotless, terminated the account receivable finance agreement, except with respect to our obligation to continue to collect and remit payment of accounts receivable that Spotless purchased under the agreement. As part of the transactions, Spotless assigned to us an account receivable with a balance of $189,197 and we agreed to pay this amount to Spotless. In addition, Spotless agreed to forgive the $84,138 in administrative fees that was outstanding.

            On June 30, 2005, Messrs. Peter Wilson, John Bongiorno, Ronald Evans and Brian Blythe, who were nominees of Spotless, resigned as our directors, and Mr. Charles L. Kelly, Jr., also a Spotless nominee, resigned as our chief financial officer and as one of our directors. In addition, Mr. Joseph Murphy, an employee of Spotless, resigned as our vice president of finance and administration and secretary. Pursuant to a transition services agreement, Spotless agreed to provide the services of Mr. Murphy to the Company, including in relation to advice in the areas of:

            o     administration;

            o     accounting, finance and risk management; and

            o assisting in the preparation and review of our reports filed with the SEC during a six-month transitional process for a fee of $5,000 per month and a payment of $25,000 to Mr. Murphy at the end of the transitional period.

            On June 30, 2005, Spotless, through one of its wholly owned subsidiaries, sold 15,469,964 shares of our common stock to Michael O'Reilly, our president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued by Mr. O'Reilly to Spotless, bearing interest at LIBOR plus 1%. Spotless also surrendered its remaining 45,865,143 shares of our common stock to us for cancellation.

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

            On March 13, 2006, the Compensation Committee of our company approved an increase in Mr. O'Reilly's base salary to $342,000 per year. In addition, in lieu of the bonus provided by the Employment Agreement, we agreed to pay Mr. O'Reilly an annual bonus for each fiscal year, commencing with the fiscal year ending in June 2006, in an amount equal to 5% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) determined in accordance with Generally Accepted Accounting Principles and calculated without taking into account any payments made by us to Laurus. The amount of such bonus and the date of payment shall be authorized by the Compensation Committee within 90 days after the end of each fiscal year. An amendment to Mr. O'Reilly's employment agreement, effective as of March 13, 2006, was executed by Mr. O'Reilly and us to reflect these revisions to compensation.

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

            On June 30, 2005, we issued ten-year options exercisable at $.09 per share to our series A convertible preferred stockholders, including Dr. Kevin J. Phillips, one of our directors, to purchase an aggregate of 500,000 shares of our common stock. We also agreed to pay to our series A convertible preferred stockholders, out of legally available funds, accrued and unpaid dividends in an aggregate of (a) $35,000 on each June 30, 2005, September 30, 2005 and December 30, 2005 and (b) $50,000 on February 28, 2007 in consideration for their agreement to:

            o propose and vote in favor of an amendment to our certificate of incorporation in order to accommodate the full issuance of the shares of our common stock underlying the Note and the Initial Option and warrant we issued to Laurus;

            o postpone their right, upon six months' notice after February 2007, to require us to redeem their series A convertible preferred stock, until the earlier of six months after the repayment of the Note or June 30, 2010;

            o defer receipt of dividend payments on the series A convertible preferred stock due after June 30, 2005, until the earlier of six months after the repayment of the Note or June 30, 2010; and

            o     forbear from appointing a second director until the earlier of
                  (a) June 30, 2008 or (b) the repayment in full of the Note issued to Laurus.

            On June 30, 2005, Michael O'Reilly and the series A convertible preferred stock stockholders, including Dr. Kevin J. Phillips, who is one of our directors, agreed, pursuant to a forebearance and deferral agreement to which we are a party, to propose and vote in favor of an amendment to our certificate of incorporation in order to accommodate the full issuance of the shares of our common stock underlying the Note and the Initial Option and warrant we issued to Laurus. In addition, Mr. O'Reilly, the series A convertible preferred stock stockholders and Anthony P. Towell, one of our directors, entered into lock-up agreements with Laurus that prohibit a disposition of their shares of our common stock and any and all related derivative securities until the earlier of the repayment in full of the Note or June 30, 2010. On December 6, 2004, we issued a ten-year option to Dr. Kevin J. Phillips to purchase 100,000 shares under our 2001 equity incentive plan in connection with his service as one of our directors.

            During our fiscal year ended July 1, 2003, we repaid a $100,000 convertible note held by Anthony P. Towell, one of our directors. This note was issued in 1997, provided for interest at a rate equal to 12% per annum and was convertible at a rate of $.15 per share of our common stock. On May 24, 2005, we issued a non-plan ten-year option exercisable at $.06 per share to Mr. Towell to purchase 250,000 shares in connection with his service on our then-existing special committee of our board of directors. On December 6, 2004, we issued a ten-year option exercisable at $.035 per share to Mr. Towell under our 2001 equity incentive plan in connection with his service as one of our directors.

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

            In October 1999, we, Trade-Winds and North Atlantic, as joint and several obligors, borrowed $2,000,000 from Spotless. This borrowing was evidenced by a secured convertible promissory note, dated October 29, 1999. Outstanding principal under this note bore interest at a rate equal to the London Interbank Offering Rate plus an additional 1% and was payable monthly. The note had a maturity date of October 29, 2004, unless Spotless elected to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under this note was convertible, at the option of Spotless, in whole or in part, at any time, into shares of our common stock at the rate of one share of our common stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals were not obtained at the time of conversion, into shares of series B preferred stock at the rate of one share of series B preferred stock for every $79.04 of principal and accrued interest so converted). In connection with the note, each of the obligated parties granted to Spotless a security interest in all of their respective assets pursuant to a security agreement dated October 29, 1999.

            On November 16, 2001, Windswept Acquisition Corp. exercised its right to convert all 9,346 shares of our series B preferred stock. As a result of such conversion and in accordance with the terms of our series B preferred stock, Windswept Acquisition Corp. was issued 10,495,174 shares of our common stock. Such amount included 9,346,000 shares as a result of the 1,000:1 conversion ratio, and an additional 1,149,174 shares that were calculated based upon a formula that took into consideration the value of the series B preferred stock on the date of issuance and the number of days elapsed from the date of the issuance of the series B preferred stock through the conversion date. The issuance of the additional shares of common stock was recorded as a dividend of $390,719. The dividend represented the difference between the fair market value of our common stock issued on November 16, 2001 and the fair market value of our common stock at the date the series B preferred stock was issued.

            On November 16, 2001, Spotless exercised its right to convert all principal and accrued and unpaid interest on the $2,000,000 note. As a result of the conversion of the note and accrued and unpaid interest:

            o we issued an additional 28,555,250 shares of our common stock to Windswept Acquisition Corp. in full satisfaction of the note and the related accrued and unpaid interest; and

            o an option that we granted to our president and chief executive officer in October 1999 to purchase 2,811,595 shares of our common stock at an exercise price of $.079 per share became fully vested and exercisable.

            On February 5, 2004, we entered into an account receivable finance agreement with Spotless pursuant to which Spotless purchased certain of our accounts receivable without recourse for cash, subject to certain terms and conditions. Pursuant to the account receivable finance agreement, Spotless had the ability, but not the obligation to, purchase one or more of our accounts receivable, that were approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. As part of the agreement, Spotless could purchase accounts receivable at a 15% discount, as adjusted by Spotless in its sole discretion, to invoice prices, which we believed was at least as favorable to us as would have been available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length. In this regard, all of the accounts receivable purchased by Spotless were so purchased at a 15% discount except one with an invoice price of $1,028,194, which was purchased at a 31% discount on April 29, 2004, given certain factors, including anticipated slower collections associated with the particular account debtor. In addition, we paid monthly discount fees on any purchased accounts receivable based upon invoice prices. Spotless purchased accounts receivable in the aggregate face amount of $4,991,252 from us for an aggregate purchase price of $4,080,050. The difference between the aggregate face amount and the aggregate purchase price, representing the purchase discounts and the monthly discount fees were treated as purchase discount and financing fees paid to related party. The aggregate amount of the purchase discounts and monthly discount fees under this agreement were $808,519 for the fiscal year ending June 29, 2004 and $255,585 for the fiscal year ending June 28, 2005. Further, we managed all accounts receivable that we sold to Spotless while remitting to Spotless any proceeds received, and we bear all related litigation costs. As of June 30, 2006, we continued to manage approximately $189,197 of accounts receivable which had been sold to Spotless.

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

            We had an oral understanding with Michael O'Reilly pursuant to which we paid the full carrying costs, including mortgage payments, of a condominium that he beneficially owned and that we used for marketing and employee-relations purposes. The full carrying costs during our fiscal years ended June 28, 2005 and June 29, 2004 were approximately $7,150 and $17,800, respectively. This property was sold in fiscal 2005. In connection with this arrangement, we also provided mitigation and restoration goods and services to Mr. O'Reilly during our fiscal year ended June 29, 2004 in connection with severe water damage caused by a failed water heater at this condominium. In connection with these services, our entire direct costs and allocated overhead, without any markup, equaled approximately $56,780.

            In February 1997, we issued 650,000 shares of redeemable convertible preferred stock to Dr. Kevin J. Phillips, one of our directors and an additional 650,000 shares of redeemable convertible preferred stock to a business partner of Dr. Phillips. During fiscal years 2006, 2005, and 2004, we paid an aggregate of $0, $0, and $39,000, respectively, of dividends and accrued interest to the redeemable convertible preferred stockholders.

            We believe that all of the transactions that we have entered into with our officers, directors and principal stockholders, except our provision of mitigation and restoration services at the condominium owned by our president and chief executive officer as discussed above, have been on terms no less favorable to us than those available from unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

            Holtz Rubinstein Reminick LLP provided audit services for us for our fiscal year ended June 30, 2006. The aggregate fees billed by Holtz Rubinstein Reminick LLP for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q and services normally provided by the accountant in connection with statutory and regulatory filings and engagements were $125,000 for our fiscal year ended June 30, 2006.

            Massella and Associates, CPA, PLLC provided audit services for us for our fiscal year ended June 28, 2005. The aggregate fees billed by Massella & Associates, CPA, PLLC for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q and services normally provided by the accountant in connection with statutory and regulatory filings and engagements were $125,000 for fiscal year ended June 28, 2005.

Audit-Related Fees

            There were no fees billed in our fiscal year ended June 30, 2006 for assurance and related services by Holtz Rubinstein Reminick LLP that are reasonably related to the audit or review of our financial statements and that were not covered in the audit fees disclosure above.

            There were no fees billed in our fiscal year ended June 28, 2005 for assurance and related services by Massella & Associates, CPA, PLLC that are reasonably related to the audit or review of our financial statements and that were not covered in the audit fees disclosure above.

Tax Fees

            There were no fees billed for our fiscal year ended June 30, 2006 for any professional tax advice or tax planning services rendered by Holtz Rubinstein Reminick LLP.

            There were no fees billed for our fiscal year ended June 28, 2005 for any professional tax advice or tax planning services rendered by Massella & Associates, CPA, PLLC.

All Other Fees

            There were no fees billed for the fiscal year ended June 30, 2006 for professional services rendered by Holtz Rubinstein Reminick LLP for all other services not disclosed above.

            There were no fees billed for the fiscal years ended June 28, 2005 for professional services rendered by Massella & Associates, CPA, PLLC for all other services not disclosed above.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   (1)   Our financial statements together with a separate table of contents are annexed hereto.

      (2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.

      (3)   Exhibits.

      3.1 Amended and Restated Certificate of Incorporation of Windswept filed with the Delaware Secretary of State on March 3, 1995 (Incorporated by reference to Exhibit 3.1 of Windswept's Registration Statement on Form S-1/A filed with the SEC on February 3, 2006).

      3.2 Certificate of Designations of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on February 28, 1997 (Incorporated by reference to Exhibit 3.2 of Windswept's Registration Statement on Form S-1/A filed with the SEC on February 3, 2006).

      3.3 Certificate of Amendment to the Certificate of Incorporation of Windswept filed with the Delaware Secretary of State on March 20, 1997 (Incorporated by reference to Exhibit 3.04 of the Company's Annual Report on Form 10-KSB (Date of Report: April 30, 1997) filed with the SEC on October 3, 1997).

      3.4 Certificate of Designations of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

      3.5 Certificate of Amendment to the Certificate of Incorporation of Windswept filed with the Delaware Secretary of State on September 18, 2000 (Incorporated by reference to Exhibit 3.5 of Windswept's Registration Statement in Form S-1/A filed with the SEC on February 3, 2006).

      3.6 Certificate of Amendment to the Certificate of Incorporation of Windswept filed with the Delaware Secretary of State on March 15, 2001 (Incorporated by reference to Exhibit 3.6 of Windswept's Registration Statement on Form S-1/A filed with the SEC on February 3, 2006).

      3.7 By-laws of Windswept. (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement (No. 33-14370 N.Y.) filed with the SEC on June 1, 1987).

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

      10.5 Employment Agreement, dated June 30, 2005, between Windswept and Michael O'Reilly. (Incorporated by reference to Exhibit 10.15 of Windswept's Current Report on Form 8-K (Date of Report: June 30,
            2005) filed with the SEC on July 7, 2005).

      10.6 Option to purchase 15,464,964 shares of common stock dated June 30, 2005, issued by Windswept to Michael O'Reilly. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
            2005).

      10.7 Option to purchase 2,000,000 shares of common stock dated May 24, 2005, issued by Windswept to Michael O'Reilly (Incorporated by reference to Exhibit 10.8 of Windswept's Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3, 2005).

      10.8 Option to purchase 250,000 shares of common stock dated May 24, 2005, issued by Windswept to Michael O'Reilly (Incorporated by reference to Exhibit 10.9 of Windswept's Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3, 2005).

      10.9 Option to purchase 250,000 shares of common stock dated May 24, 2005, issued by Windswept to Tony Towell (Incorporated by reference to Exhibit 10.10 of Windswept's Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3,
            2005).

      10.10 Option to purchase 100,000 shares of common stock dated December 6, 2004, issued by Windswept to Tony Towell (Incorporated by reference to Exhibit 10.11 of Windswept's Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3,
            2005).

      10.11 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

      10.12 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

      10.13 Option to purchase 100,000 shares dated December 6, 2004, issued by Windswept to Dr. Kevin Phillips (Incorporated by reference to
            Exhibit 10.14 of Windswept's Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3,
            2005).

      10.14 Account Receivable Finance Agreement, dated February 5, 2004, by and among the Company, Trade-Winds Environmental Restoration, Inc. and Spotless Plastics (USA) Inc. (Incorporated by reference to Exhibit
            10.1 of the Company's Quarter Report on Form 10-Q for the quarter ended December 30, 2003, filed with the SEC on February 10, 2004).

      10.15 Amendment No. 1 to the Account Receivable Finance Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.19 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.16 Securities Purchase Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: June 30,
            2005) filed with the SEC on July 7, 2005).

      10.17 Funds Escrow Agreement, dated June 30, 2005, by and among Windswept, Laurus and Loeb & Loeb LLP, as escrow agent. (Incorporated by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
            2005).

      10.18 Option, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.3 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.19 Common Stock Purchase Warrant, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.4 of Windswept's Current Report on Form 8-K (Date of Report: June 30,
            2005) filed with the SEC on July 7, 2005).

      10.20 Master Security Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds Environmental Restoration Inc.
            ("Trade-Winds"), North Atlantic Laboratories, Inc. ("North Atlantic") and Laurus. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: June 30,
            2005) filed with the SEC on July 7, 2005).

      10.21 Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Dr. Kevin Phillips. (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
            2005).

      10.22 Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Gary Molnar. (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K (Date of
            Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.23 Forebearance and Deferral Agreement, dated June 30, 2005, by and among Windswept, Michael O'Reilly, the Series A Convertible Preferred Stockholders and Laurus. (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K (Date of
            Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.24 Bonding Support Letter from Michael O'Reilly to Windswept and Laurus. (Incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.25 Registration Rights Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K (Date of Report: June 30,
            2005) filed with the SEC on July 7, 2005).

      10.26 Stock Pledge Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds, North Atlantic and Laurus. (Incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.27 Subsidiary Guaranty, dated the June 30, 2005, from Trade-Winds and North Atlantic to Laurus Registration Rights Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
            2005).

      10.28 Secured Promissory Note, dated June 30, 2005, issued by Windswept to Spotless in the principal amount of $500,000. (Incorporated by reference to Exhibit 10.25 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
            2005).

      10.29 Security Agreement, dated June 30, 2005, between North Atlantic and Spotless. (Incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.30 Security Agreement, dated June 30, 2005, between Windswept and Spotless Plastics (USA) Inc. (Incorporated by reference to Exhibit
            10.16 of the Company's Current Report on Form 8-K (Date of Report:
            June 30, 2005) filed with the SEC on July 7, 2005).

      10.31 Security Agreement, dated June 30, 2005, between Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.32 Subordination Agreement, dated June 30, 2005, by and between Spotless and Laurus, acknowledged by Windswept. (Incorporated by reference to Exhibit 10.26 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
            2005).

      10.33 Account Receivable Sale Agreement, dated June 30, 2005, by and among Spotless, Windswept and TradeWinds. (Incorporated by reference to Exhibit 10.27 of the Company's Current Report on Form 8-K (Date of
            Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.34 Termination Agreement, dated June 30, 2005, by and between Trade-Winds and Spotless. (Incorporated by reference to Exhibit
            10.20 of the Company's Current Report on Form 8-K (Date of Report:
            June 30, 2005) filed with the SEC on July 7, 2005).

      10.35 Termination Agreement, dated June 30, 2005, by and between North Atlantic and Spotless. (Incorporated by reference to Exhibit 10.21 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.36 Termination Agreement, dated June 30, 2005, by and between Windswept and Spotless. (Incorporated by reference to Exhibit 10.22 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.37 Release, dated June 30, 2005, by and among Windswept, Spotless, Peter Wilson, John Bongiorno, Ronald Evans, Charles L. Kelly, Jr., Brian Blythe and Joseph Murphy. (Incorporated by reference to
            Exhibit 10.23 of the Company's Current Report on Form 8-K (Date of
            Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.38 Lease Agreement dated September 2, 2005 between Trade-Winds and Alberta Bentily. (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of Report: September 1,
            2005) filed with the SEC on September 8, 2005).

      10.39 Amendment and Deferral Agreement, dated November 10, 2005, by and between Windswept and Laurus (Incorporated by reference to Exhibit
            10.1 of Windswept's Current Report on Form 8-K (Date of Report:
            November 10, 2005) filed with the SEC on November 14, 2005).

      10.40 Amendment and Fee Waiver Agreement, dated as of November 23, 2005, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K/A (Date of
            Report: November 23, 2005) filed with the SEC on January 17, 2006).

      10.41 Amendment and Fee Waiver Agreement, dated as of January 13, 2006, by and between Windswept and Laurus (Incorporated by reference on Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of
            Report: January 13, 2006) filed with the SEC on January 17, 2006).

      10.42 Amendment and Fee Waiver Agreement, dated as of February 28, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of
            Report: February 28, 2006) filed with the SEC on March 2, 2006).

      10.43 Amendment and Fee Waiver Agreement, dated as of March 20, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of
            Report: March 20, 2006) filed with the SEC on March 22, 2006).

      10.44 Amendment No. 1 to Employment Agreement, effective as of March 13, 2006, between Windswept and Michael O'Reilly. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K/A (Date of Report: April 13, 2006) filed with the SEC on April 17, 2006.

      10.45 Amendment and Fee Waiver Agreement, dated May 11, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit
            10.1 of Windswept's Current Report on Form 8-K (Date of Report: May 11, 2006) filed with the SEC on May 17, 2006).

      10.46 Amendment and Fee Waiver Agreement, dated June 12, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit
            10.1 of Windswept's Current Report on Form 8-K (Date of Report: June 12, 2006) filed with the SEC on June 13, 2006).

      10.47 Amendment and Fee Waiver Agreement, dated June 30, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit
            10.1 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2006) filed with the SEC on July 6, 2006).

      10.48 Amendment and Fee Waiver Agreement, dated July 21, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit
            10.1 of Windswept's Current Report on Form 8-K (Date of Report: July 21, 2006) filed with the SEC on July 25, 2006).

      10.49 Amendment and Fee Waiver Agreement, dated August 25, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit
            10.1 of Windswept's Current Report on Form 8-K (Date of Report:
            August 25, 2006) filed with the SEC on August 30, 2006).

      10.50 Omnibus Amendment, dated September 29, 2006, between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: September 29, 2006) filed with the SEC on October 5, 2006).

      10.51 Amended and Restated Secured Convertible Term Note, dated September 29, 2006, issued by the Company to Laurus (Incorporated by reference to Exhibit 10.2 of Windswept's Current Report on Form 8-K (Date of
            Report: September 29, 2006) filed with the SEC on October 5, 2006).

      10.52 Option, dated September 29, 2006, to purchase 11,145,000 shares of common stock issued by Windswept to Laurus (Incorporated by reference to Exhibit 10.3 of Windswept's Current Report on Form 8-K (Date of Report: September 29, 2006) filed with the SEC on October 5, 2006).

      21.1  Subsidiaries of the Company.

      23.1  Consent of Holtz Rubinstein Reminick LLP.

      23.2  Consent of Massella & Associates, CPA, PLLC.

      23.3  Consent of Deloitte & Touche LLP.

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

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Reports of Independent Registered Public Accounting Firms................    F-2
Consolidated Balance Sheets as of June 30, 2006 and June 28, 2005........    F-5
Consolidated Statements of Operations for the fiscal years ended
  June 30, 2006, June 28, 2005 (Restated), and June 29, 2004 (Restated).. F-6 Consolidated Statements of Stockholders' Deficiency for the fiscal years
  ended June 30, 2006, June 28, 2005, and June 29, 2004..................    F-7
Consolidated Statements of Cash Flows for the fiscal years ended
  June 30, 2006, June 28, 2005, and June 29, 2004 (Restated).............    F-8
Notes to Consolidated Financial Statements...............................    F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.
Bay Shore, New York

We have audited the accompanying consolidated statement of operations and statement of cash flows of Windswept Environmental Group, Inc. and subsidiaries (the "Company") for the year ended June 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the fiscal year ended June 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in the second paragraph of Note 2, the accompanying 2004 consolidated statement of operations and statement of cash flows have been restated.

/s/ Deloitte & Touche LLP
Jericho, New York
September 24, 2004
(November 13, 2006 as to the effects of the restatement discussed in the second paragraph of Note 2)

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficit and a stockholders' deficit, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these mattters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, on June 30, 2005, the Company was recapitalized after completing a financing transaction in which it issued a secured convertible term note which resulted in the repayment of its secured note payable-related party and a change of control of the Company.


/s/ Massella & Associates, CPA, PLLC
Massella & Associates, CPA, PLLC
Syosset, New York
September 13, 2005, except for Note 2, which is as of November 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Windswept Environmental Group, Inc.

We have audited the accompanying consolidated balance sheet of Windswept Environmental Group, Inc. and Subsidiaries (the "Company") as of June 30, 2006, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ HOLTZ RUBENSTEIN REMINICK LLP
Holtz Rubenstein Reminick LLP
Melville, New York
September 6, 2006

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 2006 and JUNE 28, 2005

                                                                              June 30,        June 28,
                                                                                2006            2005
                                                                            ------------   -------------
ASSETS:
CURRENT ASSETS:
  Cash                                                                      $    610,884    $    512,711
  Accounts receivable, net of allowance for doubtful accounts
    of $1,962,138 and $1,507,831, respectively                                11,235,904       6,755,338
  Inventory                                                                      211,058         146,079
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                         71,720          30,466
  Prepaid expenses and other current assets                                      204,832          47,253
                                                                            ------------    ------------
  Total current assets                                                        12,334,398       7,491,847
                                                                            ------------    ------------
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $7,178,262
  and $6,386,731, respectively                                                 2,919,876       2,242,645
OTHER ASSETS:
  Deferred financing costs                                                     2,372,662              --
  Other                                                                          167,220         322,046
                                                                            ------------    ------------
  Total other assets                                                           2,539,882         322,046
                                                                            ------------    ------------
TOTAL                                                                       $ 17,794,156    $ 10,056,538
                                                                            ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES:
  Accounts payable                                                          $  1,011,700    $  1,174,840
  Liability for repurchased account receivable                                   189,197              --
  Accrued expenses                                                             1,569,993       1,611,256
  Secured note payable to a related party                                             --       5,000,000
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                         42,400          83,316
  Accrued payroll and related fringe benefits                                    429,717         528,867
  Current maturities of long-term debt                                           188,310         169,612
  Income taxes payable                                                         1,838,509         138,579
  Derivative liabilities: notes, warrants and options                         27,163,901              --
  Other current liabilities                                                      121,533         489,468
                                                                            ------------    ------------
  Total current liabilities                                                   32,555,260       9,195,938
                                                                            ------------    ------------
LONG-TERM DEBT:
  Secured note payable                                                           500,000              --
  Other                                                                          188,244         197,400
                                                                            ------------    ------------
      Total long-term debt                                                       688,244         197,400
                                                                            ------------    ------------
COMMITMENTS AND CONTINGENCIES
Redeemable Common Stock                                                               --          76,089
                                                                            ------------    ------------
SERIES A REDEEMABLE CONVERTIBLE PREFERRED
  STOCK, $.01 par value; 1,300,000 shares authorized, issued and
  and outstanding at June 30, 2006 and June 28, 2005                           1,300,000       1,300,000
                                                                            ------------    ------------
STOCKHOLDERS' DEFICIENCY:
  Series B preferred stock, $.01 par value; 50,000 shares
    authorized; 0 shares issued and outstanding at June 30, 2006
    and June 29, 2005                                                                 --              --
  Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares issued and outstanding at June 30, 2006 and
    June 28, 2005                                                                     --              --
  Common stock, $.0001 par value; 150,000,000 shares
    authorized; 33,571,215 shares issued and outstanding at June 30, 2006
    and 77,936,358 shares issued and outstanding at June 28, 2005                  3,357           7,794
  Additional paid-in-capital                                                  38,429,185      33,944,017
  Accumulated deficit                                                        (55,181,890)    (34,664,700)
                                                                            ------------    ------------
      Total stockholders' deficiency                                         (16,749,348)       (712,889)
                                                                            ------------    ------------
TOTAL                                                                       $ 17,794,156    $ 10,056,538
                                                                            ============    ============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE FISCAL YEAR ENDED JUNE 30, 2006, JUNE 28, 2005 AND JUNE 29, 2004

                                                                            Fiscal Year Ended
                                                              --------------------------------------------
                                                                  June          June 28         June 29
                                                                  2006            2005           2004
                                                              ------------   -------------   -------------
                                                                             (As restated-   (As restated-
                                                                              See Note 2)     See Note 2)
Revenues                                                      $ 32,644,415    $20,640,410     $19,166,753
Cost of revenues                                                18,877,957     15,176,735      17,442,059
Gross profit                                                    13,766,458      5,463,675       1,724,694
Operating expenses (income):
  Selling, general and administrative expenses                   8,465,039      4,884,972       5,348,524
  Benefit expenses related to variable accounting treatment
    for officer options and redeemable common stock                     --        176,089        (348,626)
      Total operating expenses                                   8,465,039      5,061,061       4,999,898
Income (Loss) from operations                                    5,301,419        402,614      (3,275,204)
Other expense (income):
  Interest expense                                               6,678,735        108,265         115,942
  Purchase discounts & financing fees paid to related party             --        255,585         808,519
  Other expense (income), net                                       (8,905)       (51,629)        (29,386)
  Mark -to- market loss in embedded derivative liabilities      19,373,659             --              --
  Gain on extinguishment of embedded derivatives                (2,780,490)            --              --
  Loss on exercise of options on embedded derivatives              449,850             --              --
      Total other expense (income)                              23,712,849        312,221         895,075
(Loss) income before provision/(benefit) for income taxes      (18,411,430)        90,393      (4,170,279)
Provision (benefit) for income taxes                             2,105,760         37,327        (634,945)
Net (loss) income                                              (20,517,190)        53,066      (3,535,334)
Dividends on preferred stock                                        78,000         78,000          78,000
Net loss attributable to common shareholders                  $(20,595,190)   $   (24,934)    $(3,613,334)
Basic and diluted net loss per common share:
  Basic                                                       $      (0.61)   $      0.00     $     (0.05)
  Diluted                                                     $      (0.61)   $      0.00     $     (0.05)
Weighted average number of common shares outstanding:
  Basic                                                         33,510,535     77,936,358      77,936,558
  Diluted                                                       33,510,535     77,936,358      77,936,358

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                                                     Common Stock
                                                              -------------------------    Additional
                                                               Number of                    Paid-in      Accumulated
                                                                 Shares      Par Value      Capital        Deficit        Total
                                                              -----------   -----------   -----------   ------------   ------------
Balance at July 1, 2003                                        77,936,358   $     7,794   $34,000,017   $(31,182,432)  $  2,825,379
Dividends on Series A Preferred Stock                                  --            --       (78,000)            --        (78,000)
Net loss and comprehensive loss                                        --            --            --     (3,535,334)    (3,535,334)
                                                              -----------   -----------   -----------   ------------   ------------
Balance at June 29, 2004                                       77,936,358         7,794    33,922,017    (34,717,766)      (787,955)
Options issued for Compensation                                        --            --       100,000             --        100,000
Dividends on Series A Preferred Stock                                  --            --       (78,000)            --        (78,000)
Net income and comprehensive income                                    --            --            --         53,066         53,066
                                                              -----------   -----------   -----------   ------------   ------------
Balance at June 28, 2005 (restated)                            77,936,358         7,794    33,944,017    (34,664,700)      (712,889)
Laurus Financing:
  Assumed exercise of shares available for nominal
    consideration, including partial actual exercise to
    purchase 1,500,000 shares                                   1,500,000           150            --             --            150
  Loss on 1,500,000 options                                            --            --       584,850             --        584,850
  Tax effect on Laurus option exercise                                 --            --        72,767             --         72,767
Spotless Transactions:
  Cancellation of Spotless shares, net of shares sold to
    Michael O' Reilly                                         (45,865,143)       (4,587)        4,587             --             --
  Early extinguishment of Spotless Note, accrued interest
    and administrative fees (net of tax effect of $731,640)            --            --     1,230,228             --      1,230,228
  Surrender of Redemption Right with respect to Common Stock           --            --        76,089             --         76,089
  Value of Spotless shares sold to Michael O'Reilly less
    consideration                                                      --            --     1,195,708             --      1,195,708
Options granted to preferred stockholders for forbearance
  of mandatory redemption and dividends                                --            --        44,650             --         44,650
Stock-based Compensation                                               --            --     1,450,389             --      1,450,389
Dividends on Series A preferred stock                                  --            --       (78,000)            --        (78,000)
Additional taxes attributable to cancellation of
  Spotless debt                                                        --            --       (96,100)            --        (96,100)
Net loss                                                               --            --            --    (20,517,190)   (20,517,190)
                                                              -----------   -----------   -----------   ------------   ------------
Balance at June 30, 2006                                       33,571,215   $     3,357   $38,429,185   $(55,181,890)  $(16,749,348)
                                                              ===========   ===========   ===========   ============   ============

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,2006, JUNE 28,2005 AND JUNE 29,2004

                                                                             Fiscal Year     Fiscal Year     Fiscal Year
                                                                            Ended June 30   Ended June 28   Ended June 29
                                                                                 2006            2005            2004
                                                                            -------------   -------------   -------------
                                                                                                            (As restated-
                                                                                                             See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                         $(20,517,190)     $  53,066      $(3,535,334)
  Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                791,531        679,026          596,189
    Provision for doubtful accounts, net                                         454,307        818,691          286,336
    Compensation (benefit) related to option and redeemable common stock              --        176,089         (348,625)
    Amortization of deferred financing cost                                    1,181,868             --               --
    Other Loss on Derivatives                                                 19,373,659             --               --
    Loss on Exercise of Options                                                  449,850             --               --
    Gain on Extinguishment                                                    (2,780,490)            --               --
    Interest Expense - Embedded derivatives                                    4,019,982             --               --
    Interest Expense - Notes payable discount                                    713,865             --               --
    Stock - based compensation                                                 1,450,389             --               --
  Changes in operating assets and liabilities:
    Accounts receivable                                                       (4,745,676)      (921,223)      (1,057,539)
    Inventory                                                                    (64,979)         5,191           64,196
    Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                  (41,254)       577,581          263,706
    Prepaid expenses and other current assets                                   (157,579)       210,312           22,032
    Other assets                                                                 154,826       (198,389)        (100,530)
    Accounts payable and accrued expenses                                        (70,525)      (702,933)         691,007
    Accrued payroll and related fringe benefits                                  (99,150)      (395,858)         265,066
    Income tax payable                                                           944,957        650,939          567,826
    Other current liabilities                                                   (367,935)        22,376            2,406
    Billings in excess of costs and estimated earnings on uncompleted
      contracts                                                                  (40,916)      (156,195)         (59,916)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                             649,540        818,673       (2,343,180)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (1,250,850)       (89,208)        (536,093)
NET CASH USED IN INVESTING ACTIVITIES                                         (1,250,850)       (89,208)        (536,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt (Laurus)                               (1,378,125)            --               --
  Principal payments of long-term debt to
    acquire property and equipment                                              (208,370)      (307,737)        (448,261)
  Proceeds from long-term debt                                                        --         27,421               --
  Proceeds from short-term note payable to a third party                              --             --        3,300,000
  Dividends on preferred stock                                                        --             --          (39,000)
  Exercise of stock options                                                          150             --               --
  Payments for deferred financing costs                                       (2,314,172)            --               --
  Repayment and cancellation of secured note payable to a related party       (2,750,000)            --               --
  Proceeds from secured notes payable                                          7,350,000             --               --
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              699,483       (280,316)       2,812,739
NET INCREASE (DECREASE) IN CASH                                                   98,173        449,149          (66,534)
CASH - BEGINNING OF YEAR                                                         512,711         63,562          130,096
CASH - END OF YEAR                                                          $    610,884      $ 512,711      $    63,562
Cash paid during the year for:
  Interest                                                                  $    544,903      $ 111,012      $    45,146
  Income taxes                                                              $  1,160,332      $   1,305      $        --
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Recognition of embedded derivative liabilities                              $  7,655,242             --               --
Recognition of discount on secured convertible note                         $  5,971,875             --               --
Capitalized gain on extinguishment of secured note payable - related
  party                                                                     $  1,122,794             --               --
Financing cost related to guaranties of CEO remunerated through sale of
  discounted shares                                                         $  1,195,708             --               --
Property and equipment acquired through financing                           $    217,912             --          320,124
Account receivable repurchased in connection with refinancing               $    189,197             --               --
Paid-in capital arising from reduction in derivative option liability on
  option exercise                                                           $    135,000             --               --
Capitalized cancellation of put right relating to redeemable common stock   $     76,089             --               --
Financing cost related to issuance of options to preferred stockholders     $     44,650             --               --

See notes to consolidated financial statements

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE FISCAL YEARS ENDED JUNE 30, 2006, JUNE 28, 2005 AND JUNE 29, 2004

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

            Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

            Embedded Derivative Liabilities

            In order to calculate the derivative liabilities, the Company has projected the following factors over various periods through the June 30, 2008 original maturity date of the secured convertible note held by the Laurus Master Fund, Ltd. ("Laurus"):

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

                  o     the twenty-two day trading volume remaining flat; and

                  o     the weighted average reset price projected at $0.0899

            At the end of each successive quarterly period, the Company must re-measure the embedded derivative liabilities against revised projections, with the revisions therein directly based on the actual experience. Each of the above factors contributes differently to the actual calculations, but the Company believes the variations in its stock price to be the most significant.

            In addition, at such time the Company achieves sufficient authorized common shares, the existing derivative liabilities will be credited to equity at their then measured values. The Company believes that, by virtue of the Omnibus Amendment entered into with Laurus on September 29, 2006, together with the amended and restated note issued to Laurus pursuant thereto, the Company achieved having sufficient authorized shares as of that date. See Note 3.

            Stock Based Transactions

            The Company consummated various transactions where it paid the consideration primarily in options or warrants to purchase its common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

            When options or warrants to purchase the Company's common stock are used as incentives for employees, officers or directors, the Company now uses the fair value method required by SFAS No. 123R. The accompanying financial statements reflect the adoption of this pronouncement as of the beginning of fiscal 2006, as required. Prior to the adoption of SFAS No. 123R, the Company disclosed the pro forma effects in accordance with SFAS No.123.

            The fair value of options or warrants to purchase the Company's common stock is now exclusively determined using the Black-Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to determine market value as follows:

                  o exercise price (the price to be paid for a share in the Company's common stock);

                  o price of the Company's common stock on the day the options or warrants are granted;

                  o the expected number of days that the options or warrants will be held before they are exercised, based on the average of their vesting and contractual periods;

                  o trading volatility of the Company's common stock, based on historical prices for a retrospective period equal to the expected holding period together with certain other factors as applicable; and

                  o the annual risk free interest rate on the day the option or warrant is granted for the expected holding period.

            The determination of expected volatility requires management to make certain estimates and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

            The following table illustrates the effect on net (loss) attributable to common stockholders and net (loss) per share if the Company had applied the fair value recognition provision of SFAS 123 "Accounting for Stock-Based Compensation," to stock based employee compensation for the fiscal years ended June 28, 2005 and June 29, 2004.

                                    Fiscal Year   Fiscal Year
                                       Ended         Ended
                                      June 28,     June 29,
                                        2005          2004
                                    -----------   -----------
Net loss attributable to
  common shareholders, as
  reported                           $ (24,934)   $(3,613,334)
Add: Stock-based compensation
   included in income                  176,089       (348,626)
                                     ---------    -----------
Adjusted net income/(loss)             151,155     (3,961,960)
Less: Stock-based employee
  compensation-cost determined
  under the fair value method,
  net of related tax effects          (431,781)       208,507
                                     ---------    -----------
Pro forma net (loss) attributable
  to common shareholders             $(280,626)   $(3,753,453)
                                     =========    ===========
Net (loss) income per share:
  Basic - as reported                $     .00    $      (.05)
                                     =========    ===========
  Basic - pro forma                  $     .00    $      (.05)
                                     =========    ===========
  Diluted - as reported              $     .00    $      (.05)
                                     =========    ===========
  Diluted - pro forma                $     .00    $      (.05)
                                     =========    ===========

            The weighted average fair value of options granted during the fiscal years ended June 28, 2005 and June 29, 2004 was estimated at $.20, and $.22, respectively, on the date of the grant.

            The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                        Fiscal Year   Fiscal Year
                                           Ended         Ended
                                          June 28,     June 29,
                                            2005          2004
                                        -----------   -----------
                 Risk free rate                3.8%         3.3%
                 Dividend yield                  --           --
                 Volatility                    162%         149%
                 Expected Option Life    5-10 years      5 years

            Revenue Recognition

            Revenue derived from services provided to customers over period of less than one month is recognized when billed.

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

            Claims

            Revenue from claims, such as claims relating to disputed change orders, is recognized when realization is probably and the amount can be reliably estimated.

            In the fiscal year ended June 28, 2005, the Company recorded a settlement in connection with a claim of approximately $440,000 and recognized this amount as revenue.

            Inventory

            Inventory consists entirely of finished goods (materials and supplies utilized on the Company's remediation projects) and is recorded at the lower of cost (first-in, first-out) or market.

            Property and Equipment

            Property and equipment, consisting of machinery and equipment, office furniture and equipment, trucks and vehicles, and leasehold improvements are stated at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. The Company depreciates small tools based on an estimated useful life of three years. The Company depreciates leasehold improvements, office furniture, trucks, other vehicles and telephone systems over the lesser of the term of the related lease or the estimated useful life of five years. The Company depreciates all other equipment, including project-specific and office-related equipment, including computer equipment, based on an estimated useful life of three to seven years. Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated future cash flows from the use of the assets. There were no impairment charges for the fiscal years ended June 30, 2006, June 28, 2005 and June 29, 2004.

            Allowance for Doubtful Accounts

            The Company has established an allowance for accounts receivable based upon factors such as the credit risk of specific customers, historical trends and other information.

            The activity within the allowance for doubtful accounts for the fiscal years ended June 30, 2006, June 28, 2005 and June 29, 2004 were as follows:

                                 Fiscal Year     Fiscal Year     Fiscal Year
                                    Ended           Ended           Ended
                                June 30, 2006   June 28, 2005   June 29, 2004
                                -------------   -------------   -------------
Balance, beginning of period      $1,507,831     $  689,140       $402,804
Charged to costs and expenses        342,341        806,000        323,384
Deductions                                --        (86,799)       (52,777)
Recoveries                           111,966         99,490         15,729
                                  ----------     ----------       --------
Balance, end of period            $1,962,138     $1,507,831       $689,140
                                  ==========     ==========       ========

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

            Income Taxes

            Deferred income taxes result from timing differences arising between financial and income tax reporting due to the deductibility of certain expenses in different periods for financial reporting and income tax purposes. A valuation allowance is provided against net deferred tax assets unless, in management's judgment, it is more likely than not that such deferred tax asset will be realized.

            The Company files a consolidated Federal income tax return. Accordingly, Federal income taxes are provided on the taxable income, if any, of the consolidated group. State franchise and income taxes are provided on a separate company basis, if and when taxable income, after utilizing available carry forward losses, exceeds certain levels.

            Fair Value of Financial Instruments

            As of June 30, 2006, the carrying value of cash, accounts receivable, accounts payable and notes payable and current maturities of long-term debt approximated fair value because of their short maturity. Based on a closing market price of the Company's common stock of $.42 at June 30, 2006 and the conversion provisions of the underlying instrument, the fair value of the Series A Redeemable Preferred Stock was $546,000. The Company believes that an undetermined discount for lack of liquidity would be appropriate due to the large amount of stock that would be issuable upon conversion.

            Fiscal Year

            Currently, the Company's fiscal year ends on June 30 and the fiscal quarters end on the last day in September, December and March, respectively. Through the fiscal year ended June 28, 2005, the Company had a 52-53 week fiscal year ending on the Tuesday nearest June 30. Each fiscal year was generally comprised of four 13-week quarters, each containing two four-week months followed by one five-week month.

            New Accounting Pronouncements

            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which (a) establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle, (b) addresses the reporting of a correction of any error by restating previously issued financial statements, and (c) is effective in fiscal years beginning after December 15, 2005.

            In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim period and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact FIN 48 will have on our consolidated financial statements.

2. RESTATEMENT OF FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED JUNE 28, 2005 AND JUNE 29, 2004

            The consolidated statements of operations for the fiscal year ended June 28, 2005 have been restated to separately disclose related party transactions on the face of the financial statements. Purchase discounts and financing fees paid to a related party was broken out from interest expense, and have been adjusted on our statement of operations as follows:

                                As Previously   Restatement   As Restated
Financial Statement Caption       Presented      Adjustment      Herein
-----------------------------   -------------   -----------   -----------
                                                  Increase
                                                 (Decrease)
Statement of Operations
Other expense (income):
 Interest expense                  363,850       (255,585)      108,265
 Purchase discounts &
   financing fees paid to
   related party                        --        255,585       255,585
                                   -------       --------       -------
Total other expense (income)       312,221             --       312,221
                                   -------       --------       -------

            The consolidated statements of operations and cash flows for the fiscal year ended June 29, 2004 have been restated to separately disclose related party transactions on the face of the financial statements and to reclassify fixed assets acquired through financing arrangements. Purchase discounts and financing fees paid to a related party was broken out from interest expense on the statement of operations. Assets acquired through financing arrangements were removed as an investing use of cash and as proceeds from the issuance of debt, to be separately disclosed as a non-cash activity on the statement of cash flows. The consolidated statement of operations and cash flows have been adjusted as follows:

                               As Previously   Restatement   As Restated
Financial Statement Caption      Presented      Adjustment      Herein
-----------------------------  -------------   -----------   -----------
                                                Increase
                                               (Decrease)
Statement of Operations
Other expense (income):
 Interest expense                  924,461       (808,519)      115,942
 Purchase discounts &
   financing fees paid to
   related party                        --        808,519       808,519
                                   -------       --------       -------
Total other expense (income)       895,075             --       895,075
                                   -------       --------       -------


Statement of Cash Flows
-----------------------
Cash Flows From
 Investing Activities
  Purchases of property
   and equipment                  (856,217)       320,124      (536,093)
Net Cash Used in
 Investing Activities             (856,217)       320,124      (536,093)
Cash Flows from
 Financing Activities
 Proceeds from long-term debt      320,124       (320,124)            -
Net Cash Provided by (Used In)
 Financing Activities            3,132,863       (320,124)    2,812,739
Supplemental Schedule of
 Non-Cash Activities
 Property and equipment
  acquired through financing             -        320,124       320,124

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

            On October 29, 1999, the Company entered into a subscription agreement with Spotless Plastics (USA), Inc. ("Spotless"), a Delaware corporation, pursuant to which the Company issued to Windswept Acquisition Corporation ("Acquisition Corp."), a Delaware corporation and a wholly-owned subsidiary of Spotless, 22,284,683 shares (the "Acquisition Corp. Common Shares") of Common Stock and 9,346 shares of Series B Preferred, for an aggregate subscription price of $2,500,000 or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred.

            In addition, the Company and its wholly-owned subsidiaries, Trade-Winds Environmental Restoration, Inc. and North Atlantic Laboratories, Inc., as joint and several obligors (collectively, the "Obligors"), borrowed $2,000,000 from Spotless. This borrowing was evidenced by a secured convertible promissory note, dated October 29, 1999 (the "Spotless Note"). Outstanding principal under the Spotless Note bore interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus an additional 1% and was payable monthly. The Spotless Note had a maturity date of October 29, 2004, unless Spotless elected to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under the Spotless Note was convertible, at the option of Spotless, in whole or in part, at any time, into shares of Common Stock at the rate of one share of Common Stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals have not been obtained at the time of conversion, into shares of Series B Preferred at the rate of one share of Series B Preferred for every $79.04 of principal and accrued interest so converted). In connection with the Spotless Note, each of the Obligors granted to Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999. The transaction with Spotless described above is hereafter referred to as the "Spotless Transaction".

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

            On November 16, 2001, Spotless exercised its right to convert all principal and accrued and unpaid interest on the $2,000,000 Spotless Note. As a result of the conversion of the Spotless Note and accrued and unpaid interest, the Company issued 28,555,250 shares of its common stock to Acquisition Corp. in full satisfaction of the Spotless Note and the related accrued and unpaid interest.

            Until June 30, 2005, after giving effect to these conversions, Spotless beneficially owned 61,335,107 shares, or approximately 79%, of the Company's issued and outstanding shares of Common Stock.

            On February 5, 2004, the Company entered into an account receivable finance agreement with Spotless pursuant to which Spotless purchased certain of the Company's accounts receivable without recourse for cash, subject to certain terms and conditions. Pursuant to the account receivable finance agreement, Spotless had the ability, but not the obligation, to purchase one or more of the Company's accounts receivable, that were approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. Pursuant to the agreement, Spotless could purchase accounts receivable at a 15% discount, as adjusted by Spotless in its sole discretion, to invoice prices, which the Company believed was at least as favorable to it as would have been available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length. In this regard, all of the accounts receivable purchased by Spotless were at a 15% discount except one with an invoice price of $1,028,194, which was purchased at a 31% discount on April 29, 2004, given certain factors, including anticipated slower collections associated with the particular account debtor. In addition, the Company paid monthly discount fees on any purchased accounts receivable based upon invoice prices. Spotless purchased accounts receivable in the aggregate face amount of $4,991,251 from the Company for an aggregate purchase price of $4,080,042. The $911,209 difference between the aggregate face amount and the aggregate purchase price, representing the purchase discounts and the monthly discount fees were recorded as "Purchase discounts and financing fees paid to related party" in the Company's consolidated statements of operations. The aggregate amount of the purchase discounts and monthly discount fees under this Agreement were $255,585 for the fiscal year ending June 28, 2005 and $808,519 for the fiscal year ending June 29, 2004. No accounts receivable were sold thereunder in the Company's fiscal quarter ended September 27, 2005. Each sale of an account receivable was treated as a sale thereof, and not as a secured borrowing, pursuant to SFAS 140. Each sale reduced the Company's accounts receivable on its balance sheet by the face amount thereof and increased cash by the net amount received by the Company (after deducting the purchase discount applied thereto from the face amount thereof). The amount of cash received by the Company in connection with sales of its accounts receivable in its fiscal years ended June 28, 2005 and June 29, 2004 equaled $826,465 and $3,253,585, respectively. The proceeds of these sales of accounts receivable, exclusive of discounts, were recorded as cash provided by operating activities in the Company's statement of cash flows, under the categories "Changes in Operating Assets and Liabilities" under the line item "Accounts Receivable" and under "Net Cash Provided By (Used In) Operating Activities." Further, the Company manages the $158,469 in accounts receivable that it sold to Spotless which remains outstanding while remaining obligated to remit to Spotless any proceeds received, and bears any related litigation costs. The Company did not recognize any service income relating to its management of the accounts receivable sold to Spotless because it deemed any amounts thereof to be immaterial.

            In addition, on June 30, 2005, the Company repurchased from Spotless an account receivable in the face amount of $189,197 which it had previously sold to Spotless pursuant to the Accounts Receivable Finance Agreement. In connection therewith, the Company is obligated to pay this amount to Spotless,.

            On June 30, 2005, the Company entered into a financing transaction with Laurus Master Fund, Ltd. pursuant to the terms of a securities purchase agreement, as amended, and related documents. Under the terms of the financing transaction, the Company issued to Laurus:

                  o a secured convertible term note, dated June 30, 2005, in the principal amount of $5,000,000 (as amended and restated, the "Note"). The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of the Company's Common Stock above the fixed conversion price of $.09 following the effective date(s) of the registration statement or registration statements as required to be filed by us pursuant to the registration rights agreement described below;

                  o a twenty-year option (the "Initial Option"), dated June 30, 2005, to purchase 30,395,179 shares of the Company's Common Stock at a purchase price of $.0001 per share, of which a portion has been exercised to purchase 1,500,000 shares; and

                  o a seven-year common stock purchase warrant, dated June 30, 2005, to purchase 13,750,000 shares of the Company's Common Stock at a purchase price of $0.10 per share.

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

            On September 29, 2006, the Company entered into an Omnibus Amendment with Laurus (the "Omnibus Amendment") and amended and restated the Note. The Omnibus Amendment and the Note improve for the Company certain terms of the original agreements between the parties and eliminate the authorized share deficiency that caused the necessity of applying derivative liability accounting. The transaction terms, which significantly reduce the shares issuable to Laurus, among other things, include:

                  1) $4,000,000 of the remaining principal balance on the Note became non-convertible.

                  2) Six months (July through December 2006) of principal payments under the Note have been deferred to the maturity date.

                  3) Future monthly payments on the Note have been reduced to $100,000 beginning January 1, 2007, first applied to interest and then to principal.

                  4) If at any time the Company has a cash and cash equivalents total balance in excess of $1,000,000, 50% of any cash received in excess of such amount will be used to pay down principal of the Note.

                  5)    The Note was extended for one year (through June 2009).

                  6) An option to purchase 11,145,000 shares of Common Stock at a nominal exercise price was issued to Laurus on September 29, 2006 (together with the Initial Option, the "Options").

                  7) The beneficial ownership cap on securities of the Company that may be beneficially owned by Laurus at any one time has been raised from 4.99% to 9.99%.

                  8) Laurus agreed to transfer voting control of all securities of the Company owned by Laurus either to the Company or to a third party.

            This Note is the only Laurus note issued by the Company that is currently outstanding. Payments made by the Company on the Note on the required due dates, and conversions on the Note, have reduced the current principal balance of the Note to $5,942,175 as of October 10, 2006.

            Concurrently with the Laurus financing, on June 30, 2005, the Company also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., an affiliate of our previous majority stockholder and senior secured lender, bearing interest at LIBOR plus 1%.

            The proceeds received in connection with the financing transaction and subsequent borrowings from Laurus were used to pay the amounts set forth below to the persons or for the purposes set forth below:

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
                                                                      ==========

            As part of the financing transaction, Laurus required the Company to obtain a $3,000,000 key man renewable term life insurance policy on the life of its president and chief executive officer. The Company is the beneficiary of the policy, which has a current annual premium of $24,969, payable by the Company. Laurus is a contingent beneficiary of this life insurance policy.

            Set forth below is a summary of the material terms of the agreements governing the Laurus financing transaction, as amended through September 29, 2006:

            The funds borrowed under the Laurus financing are governed by the Securities Purchase Agreement, as amended, the Note, a security agreement, a stock pledge agreement, a registration rights agreement, as amended, and a subsidiary guaranty. Under the terms of the Securities Purchase Agreement, as amended, Laurus had a right to provide the Company with $1,300,000 of financing in addition to the original $5,000,000 that it provided to the Company on the same terms as the original Note. In connection with the additional borrowings described above, Laurus has provided all of such additional financing.

            Principal Borrowing Terms and Prepayment. Pursuant to the terms of the Note, which matures on June 30, 2009, the Company made, on the first day of each month, monthly payments of principal to Laurus in the amount of $229,687.50, plus interest, for the period from January 1, 2006 through June 30, 2006. For the period from July 1, 2006 through December 31, 2006, the Company is required to make interest payments only, which payments have been made through the date of the filing of this Form 10-K. Commencing January 1, 2007, until maturity, the Company is required to make monthly payments to Laurus of $100,000, first applied to interest and then to principal. In addition, if at any time after September 29, 2006, the Company has a cash and cash equivalents balance above $1,000,000, 50% of any cash received by the Company in excess of such amount will be used to pay down principal of the Note. Principal payments were originally due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial payment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $459,375 have been deferred until June 30, 2009. The Company is required to pay such amounts in shares of Common Stock should all of the following conditions be satisfied:

                  o the average closing price of the Common Stock for the five (5) trading days immediately prior to the first of each month is equal to or greater than $.10;

                  o the amount of the payment then due is not an amount greater than thirty percent (30%) of the aggregate dollar trading volume of the Common Stock for the period of twenty-two (22) trading days immediately prior to the first day of each month for which payment is due;

                  o the Common Stock to be issued has been registered under an effective registration statement under the Securities Act of 1933 or is otherwise covered by an exemption from registration for resale pursuant to Rule 144 of the Securities Act of 1933;

                  o Laurus' aggregate beneficial ownership of shares of Common Stock does not and would not by virtue thereof exceed 9.99%;

                  o     the Company is not in default of the Note;

                  o the maximum number of shares of Common Stock into which the Note is convertible is not exceeded.

Should the Company be required to pay cash, this may have an adverse effect on its cash flow and liquidity.

The Note may be redeemed by the Company in cash by paying the holder of the Note 110% of the principal amount, plus accrued interest. As discussed below, the holder of the Note may convert a portion of the Note, together with related interest and fees, into fully paid shares of the Common Stock at any time, provided that, commencing September 29, 2006, the amount converted cannot exceed $1,942,175. The number of shares to be issued shall equal the total amount of the Note to be converted, divided by an initial fixed conversion price of $.09.

The conversion price of the Note may be adjusted pursuant to customary anti-dilution provisions, such as if the Company pays a stock dividend, reclassifies its capital stock or subdivides or combines its outstanding shares of common stock into a greater or lesser number of shares.

The Company may receive proceeds from the exercise of the Options and the warrant described above if Laurus elects to pay the exercise price in cash rather than executing a cashless exercise. Laurus may effect a cashless exercise of the warrant if the market price of the Common Stock exceeds the per share exercise price, and Laurus may effect a cashless exercise of the Options if (a) the market price of the Common Stock exceeds the per share exercise price and
(b) (1) the Company has not registered the shares underlying the Options pursuant to an effective registration statement or (2) an event of default under the Note has occurred and is continuing. Upon a cashless exercise in lieu of paying the exercise price in cash, Laurus would receive shares of Common Stock with a value equal to the difference between the market price per share of the Common Stock at the time of exercise and the exercise price per share set forth in the Options and the warrant, multiplied by the number of shares with respect to which the Options or warrant are exercised. There would be no proceeds payable to the Company upon a cashless exercise of the Options or the warrant. There can be no assurances that Laurus will exercise the Options and warrant or that it will elect to pay the exercise price in cash in lieu of a cashless exercise. On September 12, 2005, the Company issued 1,500,000 shares of Common Stock to Laurus in connection with its partial exercise of the Initial Option at an exercise price of $.0001 per share for an aggregate exercise price of $150.

Laurus has contractually agreed to restrict its ability to convert the Note and/or exercise its warrant and options if such conversion and/or exercise would cause its beneficial ownership of shares of the Company's common stock to exceed 9.99% of the outstanding shares of the Company's common stock. The 9.99% limitation is null and void without notice to us upon the occurrence and during the continuance of an event of default or upon 61 days' prior written notice to the Company. As of the date of this filing, Laurus directly beneficially owns 1,500,000 shares of the Company's common stock, or approximately 4.46% of our outstanding common stock. As a result, Laurus could only acquire up to approximately 1,856,220 additional shares, which would constitute a conversion of approximately $167,060 of the principal amount of the Note, while remaining in compliance with the 9.99% limitation. Since Laurus is irrevocably prohibited from waiving this 9.99% limitation, except as described above, even if the other conditions allowing the Company to pay in shares of common stock have been satisfied, if Laurus cannot or does not reduce its ownership of the Company's common stock at a time when such reduction would be necessary to allow the Company to make a payment in shares of common stock, the Company would be required to pay Laurus in cash. This may have an adverse effect on the Company's cash flow and liquidity.

Events of Default and Collateral. In the event the Company defaults on the Note, the Company will be required to pay 110% of the outstanding principal amount of the Note, plus accrued but unpaid interest. In addition, upon the occurrence of an event of default, the interest rate charged with respect to the Note will be increased by 2% per month until the default is cured. The Note is secured by a lien on substantially all of the Company's assets, including the stock of subsidiaries, all cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, including promissory notes, contract rights and general intangibles, including payment intangibles. The Master Security Agreement, dated June 30, 2005, between the Company and Laurus, and as currently in effect, contains no specific financial covenants. The Master Security Agreement and the Note, as amended, define the circumstances under which they can be declared in default and subject to termination, including:

                  o a failure to pay interest and principal payments under the Note when due on the first day of the month or prior to the expiration of the three-business day grace period, unless agreed otherwise;

                  o a breach of any material covenant or term or condition of the Note or in any agreement made in connection therewith and, to the extent subject to cure, the continuation of such breach without remedy for a period of fifteen or thirty days, as the case may be;

                  o a breach of any material representation or warranty made in the Note or in any agreement made in connection therewith;

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

                  o an SEC stop trade order or principal market trading suspension of the Common Stock is in effect for 5 consecutive trading days or 5 days during a period of 10 consecutive trading days, if the Company is not able to cure such trading suspension within 30 days of receiving notice or are not able to list the Common Stock on another principal market within 60 days of such notice;

                  o an indictment or threatened indictment of the Company or any of the Company's executive officers under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against the Company or any of its executive officers pursuant to which statutory or proceeding penalties or remedies available include forfeiture of any of our property; and

                  o the departure of Michael O'Reilly from senior management.

            Registration Rights. Pursuant to the terms of the Registration Rights Agreement, as amended, the Company is obligated to file, on or prior to December 15, 2006, a registration statement with the Securities and Exchange Commission registering the resale of 5,395,061 shares of Common Stock issuable to Laurus, which registration statement is required to become effective by February 15, 2007. The Company has also agreed to file such further registrations as necessary to register the remaining shares of Common Stock underlying the securities owned by Laurus not registered in the foregoing registration statement, in each case within 45 days of written notice by Laurus.

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

            In connection with the transaction with Laurus, the Company, along with Spotless, terminated their account receivable finance agreement, dated February 5, 2004, as amended, except with respect to the Company's obligation to continue to collect and remit payment of outstanding accounts receivable that Spotless had purchased under the agreement. As of June 30, 2005, Spotless was due payment for purchased accounts receivable in the amount of $158,469. As part of the transactions, Spotless assigned to the Company an account receivable with a balance of $189,197, and the Company agreed to pay this amount to Spotless.

            On June 30, 2005, Spotless sold 15,469,964 shares of the Common Stock to Michael O'Reilly, the Company's president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued to Spotless, bearing interest at LIBOR plus 1%. Spotless surrendered its remaining 45,865,143 shares to the Company for cancellation. In addition, the Company issued an option exercisable at $.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of Common Stock.

            After giving effect to the above-mentioned financing transactions, Spotless ceased beneficially owning any of the Common Stock.

            On June 30, 2005, agreements between the Company, Spotless and Mr. O'Reilly pursuant to which Mr. O'Reilly had the right to sell to the Company, and in certain circumstances to Spotless, all shares of Common Stock held by him upon the occurrence of certain events, were terminated.

            On June 30, 2005, the Company issued ten-year options exercisable at $.09 per share to its series A convertible preferred stockholders, including Dr. Kevin Phillips, one of its directors, to purchase an aggregate of 500,000 shares of Common Stock. The Company valued these options using the Black-Scholes valuation method and recorded deferred financing costs as a credit to additional paid-in capital in connection therewith. The Company also agreed to pay, out of legally available funds, accrued and unpaid dividends in an aggregate of (1) $35,000 to the Series A Preferred stockholders, on each of June 30, 2005, September 30, 2005 and December 30, 2005 and
            (2) $50,000 to the Series A Preferred stockholders on February 28, 2007. In the aggregate, this was in consideration for their agreement to:

                  o propose and vote in favor of an amendment to its certificate of incorporation in order to accommodate the full issuance of the shares of its Common Stock underlying the Note and the Initial Option and warrant the Company issued to Laurus;

                  o postpone their right, upon six months' notice after February 2007, to require the Company to redeem their series A convertible preferred stock, until the earlier of six months after the repayment of the Note or June 30, 2010;

                  o defer receipt of dividend payments on the series A convertible preferred stock due after June 30, 2005, until the earlier of six months after the repayment of the Note or June 30, 2010; and

                  o forbear from appointing a second director until the earlier of (a) June 30, 2008 or (b) the repayment in full of the Note issued to Laurus.

            On June 30, 2005, Michael O'Reilly, the Company's president and chief executive officer and a director, and the Series A Preferred stockholders, one of whom is also a director, agreed to propose and vote in favor of an amendment to the Company's Certificate of Incorporation in order to accommodate the full issuance of the shares of Common Stock underlying the Note, the Initial Option and warrant the Company issued to Laurus at the Company's next annual stockholders meeting. The necessity to hold a stockholders meeting in order to increase the authorized issued shares was eliminated by virtue of the September 29, 2006 agreement with Laurus. In addition, Mr. O'Reilly, the series A convertible preferred stock stockholders and Anthony P. Towell, a director, entered into lock-up agreements with Laurus that prohibit dispositions of their respective shares of Common Stock and any and all related derivative securities until the earlier of (a) the repayment in full of the Note or (b) June 30, 2010. Additionally, Mr. O'Reilly agreed to guarantee (a) all of the Company's bonding obligations and (b) up to the first $3,250,000 of principal payable under the Note.

4. LIQUIDITY AND BUSINESS RISKS

            Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings, and through cash generated from operations. In the Company's opinion, it expects to have sufficient working capital to fund its current operations as long as it does not encounter further difficulty collecting its accounts receivable or experience significant growth. However, market conditions may restrict the Company's use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing. The Company currently has no credit facility for additional borrowing.

            Laurus holds a senior security interest in the Company and the Company's subsidiaries' assets collateralizing the Note. In addition, Spotless holds a subordinated security interest collateralizing the Company's $500,000 note issued to Spotless. The existence of these security interests may impair the Company's ability to raise additional debt capital.

5. PROPERTY AND EQUIPMENT

            Property and equipment consists of the following:

                                   June 30,     June 28,
                                     2006         2005
                                 -----------   ----------
Machinery and equipment          $ 5,645,325   $5,487,422
Office furniture and equipment       710,856      533,572
Vehicles                           3,192,818    2,068,023
Leasehold improvements               549,139      540,359
                                 -----------   ----------
                                  10,098,138    8,629,376
Less: accumulated depreciation
  and amortization                 7,178,262    6,386,731
                                 -----------   ----------
                                 $ 2,919,876   $2,242,645
                                 ===========   ==========

6. ACCRUED EXPENSES

            Accrued expenses consist of the following:

                        June 30,     June 28,
                          2006         2005
                       ----------   ----------
Professional Fees      $  292,120   $  339,330
Bonuses                   262,425      228,713
Insurance                 333,205      387,491
Dividends & Interest      201,075      251,668
Other                     481,168      404,054
                       ----------   ----------
                       $1,569,993   $1,611,256
                       ==========   ==========

7. CAPITAL LEASE OBLIGATIONS

            Capital lease obligations consists of the following:


                                                            June 30,   June 28,
                                                              2006       2005
                                                            --------   --------
Capital leases, payable in aggregate monthly installments
  of $17,400, including interest at rates ranging from
  0.01% to 13.99% expiring through April 2010               $376,554   $367,012
Less current portion                                         188,310    169,612
                                                            --------   --------
Long-term debt, excluding current portion                   $188,244   $197,400
                                                            ========   ========

            Maturities of capital leases are as follows:

Year Ending June 30
----------------------------------
2007                                 $208,435
2008                                  124,998
2009                                   55,094
2010                                   17,523
                                     --------
Total minimum payments                406,050
Less amounts representing interest     29,496
                                     --------
Present value of minimum payments    $376,554
                                     ========

            Capital lease obligations are secured by the underlying vehicles and equipment with a net carrying value of $527,900 at June 30, 2006.

8. CONVERTIBLE NOTES

            See Notes 3 and 4 for a summary of the material terms of the agreements governing the Laurus financing transaction.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

            In connection with the acquisition of North Atlantic Laboratories, Inc. in February 1997, the Company issued 1,300,000 shares of redeemable convertible series A preferred stock ("Series A Preferred") having a liquidation value of $1.00 per share plus accumulated dividends. The dividend rate was the greater of (i) 6%, or (ii) the inflation rate (as defined) plus 2.5%. After February 1998, the Series A Preferred holders could convert their preferred shares to common at a ratio of one share of preferred to one share of common stock, subject to adjustment. The Series A Preferred is currently redeemable by the Company. The Series A Preferred is subject to redemption, in whole or in part, at the option of the Company, for a redemption price per share equal to the higher of (a) $1.00, plus any accrued and unpaid dividends, or (b) the market price of one share of the Common Stock (the "Redemption Price"). The Series A Preferred was also subject to redemption, in whole or in part, at the option of the holders thereof, upon six months' notice at any time after February 2007, for a redemption price per share equal to the Redemption Price.

            In March 1998, the holders of the Series A Preferred exercised their right to elect one member to the Board and vote together with common stockholders on the election of additional Directors and all other Company matters. Each share of Series A Preferred has one vote per share.

            Pursuant to the terms of the Series A Preferred, the Company is prohibited, without first obtaining the approval of at least a majority of the holders of the Series A Preferred, from (i) altering or changing the rights, preferences, privileges or restrictions of shares of Series A Preferred, (ii) increasing the authorized number of shares or adjusting the par value of Series A Preferred, (iii) issuing any shares of capital stock ranking senior as to dividends or rights upon liquidation or dissolution to the Series A Preferred or (iv) issuing any common stock at a price below the conversion price, as defined, to any officer, director or 10% shareholder. The liquidation value of the Series A Preferred was $1,300,000 at June 30, 2006, June 28, 2005, and June 29, 2004, respectively.

            On June 30, 2005, the Company (a) issued ten-year options exercisable at $.09 per share to the holders of the Series A Preferred, including Dr. Kevin Phillips, one of its directors, to purchase an aggregate of 500,000 shares of the Common Stock and (b) agreed to pay, out of legally available funds, accrued and unpaid dividends in an aggregate of (1) $35,000 to the holders of the Series A Preferred, on each of June 30, 2005, September 30, 2005 and December 30, 2005 and (2) $50,000 the holders of the Series A Preferred on February 28, 2007 in consideration for their agreement to:

                  o propose and vote in favor of an amendment to its certificate of incorporation in order to accommodate the full issuance of the shares of Common Stock underlying the Note and the Initial Option and warrant the Company issued to Laurus;

                  o postpone their right, upon six months' notice after February 2007, to require the Company to redeem the Series A Preferred, until the earlier of six months after the repayment of the Note or June 30, 2010;

                  o defer receipt of dividend payments on the Series A Preferred due after June 30, 2005, until the earlier of six months after the repayment of the Note or June 30, 2010; and

                  o forbear from appointing a second director until the earlier of (a) June 30, 2008 or (b) the repayment in full of the Note.

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

                  o     891,572 shares on October 29, 2000;

                  o     891,571 shares on October 29, 2001; and

                  o     891,571 shares on October 29, 2002.

            The option to purchase the 2,811,595 shares of the O'Reilly Shares vested on November 16, 2001 upon the conversion by Spotless of the $2,000,000 Note. The O'Reilly Shares included an aggregate of 7,663,642, 5,663,642, 7,663,642 and 8,813,642 shares of Common
            Stock, consisting of 177,333 shares held and shares of Common Stock underlying fully vested options, as of June 28, 2005, September 28, 2004, June 29, 2004 and July 1, 2003, respectively.

            On June 30, 2005, Spotless sold 15,469,964 shares of the Common Stock to Michael O'Reilly in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued to Spotless, bearing interest at LIBOR plus 1%. Spotless surrendered its remaining 45,865,143 shares to the Company for cancellation. In addition, the Company issued a ten-year option exercisable at $.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of Common Stock. The Company recorded compensation expense for these shares in the amount of $1,450,389 for the fiscal year ended June 30, 2006. The Company recorded compensation expense (benefit) of $76,089, and ($348,626) relating to the O'Reilly Shares in the fiscal years ended June 28, 2005, and June 29, 2004, respectively.

            On June 30, 2005, agreements between the Company, Spotless and Mr. O'Reilly pursuant to which Mr. O'Reilly had the right to sell to the Company, and in certain circumstances to Spotless, all shares of the Company's common stock held by him upon the occurrence of certain events, were terminated.

            On March 13, 2006 the Company amended the Employment Agreement to provide Mr. O'Reilly a base salary of $342,000 per year and a bonus equal to 5% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) before payments the Company made to Laurus and any effect of embedded derivatives marked to market.

11. INCOME TAXES

            The (benefit) provision for income taxes for the fiscal years ended June 30, 2006, June 28, 2005, and June 29, 2004 consists of the following:

                       Fiscal Year Ended  Fiscal Year Ended  Fiscal Year Ended
                         June 30, 2006      June 28, 2005      June 29, 2004
                       -----------------  -----------------  -----------------
            Current:
              Federal      $1,486,314         $  25,067          $(648,645)
              State           619,446            12,260             13,700
                           ----------         ---------          ---------
                            2,105,760            37,327           (634,945)
                           ----------         ---------          ---------
            Deferred:
              Federal              --                --                 --
              State                --                --                 --
                           ----------         ---------          ---------
                           $2,105,760         $  37,327          $(634,945)
                           ==========         =========          =========

            The benefit for income taxes for the fiscal year ended June 29, 2004 represents the federal tax refund resulting from the carry back of the net loss incurred net of state tax expense. The provision for income taxes for the fiscal year ended June 28, 2005 represents the effect of carryforward losses from prior years. During its fiscal year ended June 28, 2005, the Company received a refund of $641,795, which was reflected on its statement of cash flows in the line item "Income tax refund". The refund equaled the current year tax valuation allowance (net of state taxes) as the only tax valuation allowance provided were the refunds because the deferred taxes were subject to a 100% tax valuation. At June 30, 2006, the Company has net operating loss carryforwards for tax purposes of approximately $1,656,000 that expire as follows: $68,115 per year for 13 years from June 30, 2006 through 2019 and $1,042,936 in June 2024. As a result of a change in the Company's ownership on June 30, 2005, the $1,042,936 net operating loss carryforward is subject to an annual usage limitations of approximately $272,000.

            The Company's effective tax rate for the fiscal years ended June 30, 2006, June 28, 2005 and June 29, 2004 differs from the federal statutory rate as a result of the following:

                                       Fiscal Year   Fiscal Year   Fiscal Year
                                          Ended         Ended         Ended
                                      June 30, 2006 June 28, 2005 June 29, 2004
                                      ------------- ------------- -------------
            Statutory United
              States federal tax rate    (34.0)%        34.0%        (34.0)%
            State income taxes, net
              of federal benefit          (4.3)%        19.1%           .2%
            Embedded Derivatives          15.1%          0.0%          0.0%
            Valuation allowance           34.3%        (39.3)%        18.3
            Other                           .9%         17.4%           .3%
                                         -----         -----         -----
                                          12.0%         31.2%        (15.2)%
                                         =====         =====         =====

            Deferred tax assets consisted of the following components at June 30, 2006 and June 28, 2005:

                                                          June 30,    June 28,
                                                            2006        2005
                                                         ----------  ----------
            Net operating loss and credit carryforwards  $1,045,000  $1,331,000
            Reserves                                        891,000     697,000
            Deferred compensation                         5,972,000      62,000
            Depreciation                                   (265,000)   (302,000)
            Other, net                                       55,000      70,000
                                                         ----------  ----------
                                                          7,698,000   1,795,000
            Less: Valuation allowance                     7,698,000   1,795,000
                                                         ----------  ----------
            Net deferred tax asset                       $       --  $       --
                                                         ==========  ==========

            At June 30, 2006 and June 28, 2005, the Company has provided a full valuation allowance against the gross deferred tax asset. Such valuation allowance was recorded because management does not believe that the utilization of the tax valuation allowances from operating losses and other temporary differences are "more likely than not" to be realized.

12. COMMITMENTS

            We hold a lease expiring in April 2007 for our 50,000 square foot facility located at 100 Sweeneydale Avenue, Bay Shore, New York 11706. The lease provides for a current annul rent of $380,852 and is subject to a 4% annual escalation. This facility currently houses all our operations, with the exception of satellite offices in Florida and Louisiana.

            On September 8, 2006, we signed a lease effective September 15, 2006 on a 68,000 square foot building for our new offices and warehouse to replace our current leased facilities. The original term of this lease is for seven years and contains renewal provisions for three
            (3) five-year extensions at our option. The initial rent during the first year ranges from 17,000 per month to $36,000 per month with an increase of 3% per annum in years 3 through 7. The lease is a net lease and we are responsible for any increases in real estate taxes and building insurance over the base year 2006-2007. The cost of the initial seven year commitment is approximately $3,400,000.

            In September 2005, Trade-Winds leased three premises to serve as a satellite office, regional command center, training center and housing for our employees in Louisiana. On September 1, 2005, Trade-Winds made arrangements to lease a house located in Baton Rouge. Louisiana for $1,000 per month for six months. On September 2, 2005, Trade-Winds entered into a one-year lease agreement for another property located in Baton Rouge, Louisiana for $2,000 per month. On August 20, 2006, this lease was extended another year under the same terms with an option for an additional year. Pursuant to the terms of the lease, the lessor shall give Trade-Winds first option to purchase the land. On September 8, 2005, Trade-Winds entered into a one-year lease agreement for property located in Convent, Louisiana for $39,500 per month, which was not subsequently renewed.

            We hold a lease expiring in 2007 for our satellite office in Tamarac, Florida, which enables us to procure projects in that state. The lease provides for a current annual rent of $77,272.

            Future minimum lease payments under noncancellable operating leases for office space as of June 30, 2006, are as follows:

            Fiscal Years Ending,
            -----------------------------------
            June 30, 2007                         $479,183
            June 30, 2008                           24,000
            June 30, 2009                            6,000
                                                  --------
            Total future minimum lease payments   $509,183
                                                  ========

            Total rental expense was $528,469, $366,204, and $434,790, for the fiscal years ended June 30, 2006, June 28, 2005, and June 29, 2004, respectively.

13. STOCK ISSUANCES

            During the fiscal years ended June 30, 2006, June 28, 2005, and June 29, 2004, the Company did not issue any shares of common stock or preferred stock, except as described below.

            On September 12, 2005, the Company issued 1,500,000 shares of its common stock to Laurus, pursuant to its partial exercise of the Initial Option the Company issued to Laurus on June 30, 2005 to purchase such shares at an exercise price of $.0001 per share, or $150 in the aggregate, with respect to the partial exercise.

            On June 30, 2005, the Company sold to Laurus a secured convertible note in the principal amount of $5,000,000, pursuant to a Securities Purchase Agreement, as amended, and related agreements. In addition, the Company also issued to Laurus, as part of the financing transaction and for no separate or additional consideration, (a) a twenty-year option to purchase 30,395,179 shares of the Common Stock at a purchase price of $0.0001 per share and (b) a seven-year Common Stock purchase warrant to purchase 13,750,000 shares of the Common Stock at a purchase price of $0.10 per share. On July 13, 2005, Laurus loaned the Company an additional $350,000 on the same terms and conditions as the original secured convertible term note and amended and restated the note to be in the principal amount of $5,350,000. On September 9, 2005, Laurus loaned the Company an additional $650,000 on the same terms and conditions as the original financing transaction and further amended and restated the note to be in the principal amount of $6,000,000. On October 6, 2005, Laurus loaned the Company an additional $1,350,000 on the same terms and conditions as the original financing transaction and further amended and restated the note to be in the principal amount of $7,350,000. On September 29, 2006, the Company entered into an Omnibus Amendment with Laurus and futher amended and restated the note. See Notes 3 and 4.

            In addition, the Company issued a subordinated secured promissory note to Spotless in the principal amount of $500,000. Spotless surrendered its remaining 45,865,143 shares to the Company for cancellation on June 30, 2005. Additionally, the Company issued (i) an option exercisable at $.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of its common stock and (ii) ten-year options exercisable at $.09 per share to the Series A Preferred stockholders, including Dr. Kevin Phillips, one of the Company's directors, to purchase an aggregate of 500,000 shares of Common Stock in consideration for their agreement to:

                  o propose and vote in favor of an amendment to its certificate of incorporation in order to accommodate the full issuance of the shares of Common Stock underlying the Note and the Initial Option and warrant the Company issued to Laurus;

                  o postpone their right, upon six months' notice after February 2007, to require the Company to redeem the Series A Preferred, until the earlier of six months after the repayment of the Note or June 30, 2010;

                  o defer receipt of dividend payments on the Series A Preferred due after June 30, 2005, until the earlier of six months after the repayment of the Note or June 30, 2010; and

                  o forbear from appointing a second director until the earlier of (a) June 30, 2008 or (b) the repayment in full of the Note.

            On May 24, 2005, the Company's board of directors granted a non-plan ten-year option exercisable at $0.06 per share to Anthony P. Towell, a member of the Board of Directors of the Company, to purchase 250,000 shares of Common Stock in connection with his service on its then-existing special committee. Mr. Towell would only be required to pay cash to the Company, if at all, in connection with exercising the option prior to expiration.

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

            On December 6, 2004, the Company's board of directors granted a ten-year option exercisable at $0.035 per share to each of Anthony
            P. Towell and Dr. Kevin Phillips to purchase 100,000 shares of Common Stock under the Company's 2001 Equity Incentive Plan in connection with their service as the Company's directors. Mr. Towell and Dr. Phillips would only be required to pay cash to the Company, if at all, in connection with exercising their options prior to expiration. The Company accounted for these options in accordance with APB No. 25 based on the intrinsic value method as described in
            Note 1.

            See Note 3.

14. STOCK OPTIONS

            As of June 30, 2006, 2,850,000 shares of Common Stock were reserved for issuance upon the exercise of options then outstanding and 5,150,000 shares were available for future grant under the Company's three stock option plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. As of June 30, 2006, in addition to shares reserved for issuance (a) under the Company's equity incentive plans, (b) upon the exercise of the Initial Option and warrant issued to Laurus and
            (c) upon exercise of options granted to the Series A Preferred stockholders, 23,956,273 shares of Common Stock were reserved for issuance upon the exercise of options and warrants then outstanding to its chief executive officer and president and one of its directors that were not covered under the Company's three stock option plans. Options which are designated as "incentive stock options" under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of the grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to five years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

            The summary of the status of the Company's outstanding stock options for the fiscal years ended June 30, 2006, June 28, 2005 and June 29, 2004 is presented below:

                                        Employees   Weighted                Weighted                Weighted
                                           and       Average      Non-       Average      Non-       Average
                                        Directors   Exercise    Employee    Exercise    Employee    Exercise
                                         Options      Price      Options      Price     Warrants      Price
                                       ----------   --------   ----------   --------   ----------   --------
Outstanding at July 1, 2003            11,821,618     $.12         30,000    $  .41            --        --
Granted                                   650,000     $.22             --        --            --        --
Forfeited                              (2,175,000)    $.26        (30,000)   $  .41            --        --
Exercised                                      --       --             --        --            --        --
                                       ----------     ----     ----------    ------    ----------     -----
Outstanding at June 29, 2004           10,296,618     $.14             --        --            --        --
Weighted-average fair values of
  options granted during the
  year                                         --     $.22             --        --            --       --
Granted                                 2,700,000     $.03             --        --            --       --
Forfeited                              (2,160,309)    $.03             --        --            --       --
Exercised                                      --       --             --        --            --       --
                                       ----------     ----     ----------    ------    ----------     ----
Outstanding at June 28, 2005           10,836,309     $.09             --        --            --       --
Weighted-average fair values of
  options granted during the
  year                                         --     $.03             --        --            --       --
Granted                                15,969,964     $.09     30,395,179    $.0001    13,750,000     $.10
Forfeited                                      --       --             --        --            --       --
Exercised                                      --       --     (1,500,000)    .0001            --       --
                                       ----------     ----     ----------    ------    ----------     ----
Outstanding at June 30, 2006           26,806,273     $.09     28,895,179    $.0001    13,750,000     $.10
                                       ==========     ====     ==========    ======    ==========     ====
Weighted-average fair values of
  options granted during the
  year                                         --     $.09             --    $.0001            --     $.10
Options exercisable at June 29, 2004   10,296,618     $.14             --    $   --            --       --
                                       ==========     ====     ==========    ======    ==========     ====
Options exercisable at June 28, 2005   10,836,309     $.09             --    $   --            --       --
                                       ==========     ====     ==========    ======    ==========     ====
Options exercisable at June 30, 2006   26,806,275     $.09     28,895,179    $.0001    13,750,000     $.10
                                       ==========     ====     ==========    ======    ==========     ====

      The above table does not include the effect of 184,405 shares underlying an option issued to Laurus on June 30, 2005, which are deemed exercised because of nominal consideration at June 30, 2006 for financial statement presentation purposes.

                                       Weighted
                          Number        Average
                       Outstanding     Remaining        Number
            Exercise   at June 30,    Contractual   Exercisable at
              Price       2006       Life (years)    June 30, 2006
            --------   -----------   ------------   --------------
            $.0001     28,895,179        19.00        28,895,179
            $  .01      2,000,000         3.92         2,000,000
            $ .035        200,000         8.42           200,000
            $  .06        250,000         8.92           250,000
            $ .079      5,486,309         3.25         5,486,309
            $  .08        200,000         2.42           200,000
            $  .09     15,969,964         3.97        15,969,964
            $  .16        600,000          .71           600,000
            $  .17        400,000          .08           400,000
            $.1875        250,000         3.92           250,000
            $  .19        650,000          .17           650,000
            $  .22        200,000         1.50           200,000
            $  .23      3,150,000          .25         3,150,000
            $  .34        250,000         2.17           250,000
                       ----------                     ----------
                       55,701,452                     55,701,452
                       ==========                     ==========

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

            From June 30, 2005 through October 6, 2005, the Company entered into financing transactions with Laurus pursuant to the terms of a securities purchase agreement, as amended, and related documents. On September 29, 2006, subsequent to the fiscal 2006 year end, the agreements underlying the financing transaction with Laurus was amended. Reference is made to Notes 3 and 4 for a description of the Laurus financing transactions.

            Concurrently with the Laurus financing, on June 30, 2005, the Company also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., an affiliate of our previous majority stockholder and senior secured lender, bearing interest at LIBOR plus 1%. Further information as to transactions with Spotless is contained in Note 3.

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

            For certain transactions between Michael O'Reilly, the Company's president and chief executive officer, and the Company and Spotless, reference is made to Note 3.

            On March 13, 2006, the Compensation Committee of the Company approved an increase in Mr. O'Reilly's base salary to $342,000 per year. In addition, in lieu of the bonus provided by the Employment Agreement, the Company agreed to pay Mr. O'Reilly an annual bonus for each fiscal year, commencing with the fiscal year ending in June 2006, an amount equal to 5% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) determined in accordance with Generally Accepted Accounting Principles and calculated without taking into account any payments made by the Company to Laurus. The amount of such bonus and the date of payment shall be authorized by the Compensation Committee within 90 days after the end of each fiscal year. An amendment to Mr. O'Reilly's employment agreement, effective as of March 13, 2006, was executed by Mr. O'Reilly and the Company to reflect these revisions to compensation.

            Mr. O'Reilly, the Series A Preferred stockholders and Anthony P. Towell, a director, entered into lock-up agreements with Laurus that prohibit a disposition of their shares of Common Stock and any and all related derivative securities until the earlier of (a) the repayment in full of the Note the Company issued to Laurus or (b) June 30, 2010. On December 6, 2004, the Company issued a ten-year option exercisable at $0.035 per share to Dr. Kevin Phillips to purchase 100,000 shares under its 2001 Equity Incentive Plan in connection with his service as a director of the Company.

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

            On December 16, 1998, the Company entered into an operating lease agreement with Michael O'Reilly. Pursuant to the terms of the arrangement that expired in December 2002 and has continued on a month-to-month basis thereafter, the Company leases a forty-two foot custom Topaz boat for monthly rental payments of $5,000. The leasing arrangement was necessitated by a marine assistance contract that expired on December 31, 2000, although the arrangement continues to provide the Company with its largest floating vessel capable of handling specialty equipment and facilitating an offshore support crew. The Company is responsible for all taxes, insurance and repairs pertaining to this boat.

            The Company had an oral understanding with Michael O'Reilly pursuant to which the Company paid the full carrying costs, including mortgage payments, of a condominium that he beneficially owned and that the Company used for marketing and employee-relations purposes. The condominium was sold in fiscal 2005. The full carrying costs during the Company's fiscal year ended June 28, 2005 and June 29, 2004 was approximately $7,150 and $17,800, respectively. In connection with this arrangement, we also provided mitigation and restoration goods and services to Mr. O'Reilly in connection with severe water damage caused by a failed water heater at the condominium. In connection with these services, our direct costs and allocated overhead, without a markup, equaled approximately $56,780.

            In February 1997, the Company issued 650,000 shares of Series A Preferred to Dr. Kevin Phillips, a director, and an additional 650,000 shares of Series A Preferred to a business partner of Dr. Phillips in consideration of the sale of a business. During fiscal years 2006, 2005, and 2004, the Company paid an aggregate of $0, $0, and $39,000, respectively, of dividends and accrued interest to the Series A Preferred stockholders.

            The Company believes that all transactions that the Company has entered into with its officers, directors and principal stockholders, except its provision of mitigation and restoration services to its president and chief executive officer as discussed above, have been on terms no less favorable to the Company than those available from unrelated third parties.

            See Notes 3 and 4.

16. CONTINGENCIES

            Litigation and Disputes

            In April 2003, the Company commenced a remediation project in New York City for a local utility to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. The Company has recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. The Company has not recognized the revenue associated with its claim because the amount thereof is not presently reliably estimable. The project has been substantially completed and the customer has refused to acknowledge its liability for these additional charges billed. On October 22, 2004, the Company commenced an action against the local utility company in the New York State Supreme Court, County of New York, claiming that it is entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, the local utility company filed an answer, denying the claims of the Company. The case is currently in pre-trial discovery.

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

            As of June 30, 2006, the Company is a plaintiff in approximately 20 lawsuits, including those described above, claiming an aggregate of approximately $8,500,000 pursuant to which it is seeking to collect amounts it believes owed to it by customers that are included in its accounts receivable, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $500,000.

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

17. MAJOR CUSTOMERS, GEOGRAPHIC INFORMATION AND CREDIT CONCENTRATIONS

            During the fiscal years ended June 30, 2006, June 28, 2005, and June 29, 2004, the Company recognized net sales to significant customers as set forth below:

            Major Customers   June 30, 2006   July 28, 2005   June 29, 2004
            ---------------   -------------   -------------   -------------
              Customer A           28%             19%              4%
              Customer B           12%              4%              0%
              Customer C            4%              4%              0%

            The Company is not dependent upon its relationship with any customer in the fiscal year ended June 30, 2006. The level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of the Company's services. However, because of the significant expansion of the Company's services provided, the Company believes that the loss of any single customer would not have a material adverse effect on the Company's financial condition and results of operations, unless the revenues generated from any such customer were not replaced by revenues generated by other customers.

            At June 30, 2006, 13 percent of the Company's accounts receivable related to one customer. At June 28, 2005, 15 percent of the Company's accounts receivable related to one customer.

            During the fiscal years ended June 30, 2006 and June 28, 2005, the Company had no sales to customers outside the United States. During the fiscal year ended June 29, 2004, the Company had sales of approximately $23,000 to a customer outside the United States. All of the Company's long-lived assets reside entirely in the United States.

            The Company is highly dependent upon the continuing contributions of key managerial, technical and marketing personnel. Employees may voluntarily terminate their employment with the Company at any time, and competition for qualified technical personnel, in particular, is intense. The loss of the services of any of its key managerial, technical or marketing personnel, especially Michael O'Reilly, its chief executive officer, could materially adversely effect the Company's business, financial condition and results of operations.

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

18. NET INCOME (LOSS) PER SHARE

            The following table sets forth the computation of the basic and diluted net (loss) income per share for the fiscal years ended June 30, 2006, June 28, 2005 and June 29, 2004:

                                 Fiscal Year    Fiscal Year     Fiscal Year
                                    Ended          Ended           Ended
                                June 30, 2006  June 28, 2005   June 29, 2004
                                -------------  -------------   -------------
Numerator:
  Net loss attributable
    to common shareholders      $(20,517,190)   $   (53,066)    $(3,535,334)
  Less: Series A Preferred
    dividends                         78,000         78,000          78,000
                                ------------    -----------     -----------
Net loss attributable to
    common shareholders &
    assumed conversion          $(20,595,190)   $   (24,934)    $(3,613,334)
                                ============    ===========     ===========
Denominator:
  Share reconciliation:
    Shares used for basic
      (loss) income per share     33,343,615     77,936,358      77,936,358
    Effect of dilutive items:
      Stock options                       --             --              --
    Shares used for dilutive
      (loss) income per share     33,343,615     77,936,358      77,936,358
                                ============    ===========     ===========
Net (loss) income per share:
  Basic                         $       (.62)   $       .00     $      (.05)
                                ============    ===========     ===========
  Diluted                       $       (.62)   $       .00     $      (.05)
                                ============    ===========     ===========

            The diluted net loss per share for the fiscal years ended June 30, 2006, June 28, 2005 and June 29, 2004 excludes 128,881,383,
            4,000,000 and 11,596,618 shares issuable upon the exercise of stock options and warrants and conversion of convertible securities, respectively. These shares are excluded due to their antidilutive effect as a result of the Company's net loss attributable to common shareholders during these periods.

19. UNAUDITED QUARTERLY DATA

            Summarized unaudited quarterly financial data for the fiscal years ended June 30, 2006 and June 28, 2005 are as follows:



                                                  First           Second          Third          Fourth
Fiscal Year Ended June 30, 2006                  Quarter         Quarter         Quarter         Quarter
--------------------------------------------   -------------   -------------   -------------   ------------
Revenues                                        $  5,164,339    $ 17,714,342    $  7,213,546   $  2,552,188
Gross Profit                                    $    779,069    $  9,523,632    $  3,434,603   $     29,154
Net (loss) income                               $(25,013,935)   $ 24,963,242    $(3,362,733)   $(17,103,764)
Net (loss) income attributable to common
  shareholders                                  $(25,033,435)   $ 24,943,742    $(3,382,233)   $(17,123,264)
Net (loss) income per common share - basic      $       (.76)   $        .74    $       (.10)  $       (.50)
Net (loss) income per common share - diluted    $       (.76)   $        .17    $       (.10)  $       (.50)

                                                  First       Second        Third       Fourth
Fiscal Year Ended June 28, 2005                  Quarter      Quarter      Quarter      Quarter
--------------------------------------------   ----------   ----------   ----------   -----------
Revenues                                       $5,478,506   $7,359,279   $4,801,832   $ 3,000,793
Gross profit                                   $1,116,383   $2,989,412   $1,368,778   $   (10,898)
Net income (loss)                              $ (328,545)  $1,388,310   $  128,759   $(1,135,458)
Net income (loss) attributable to common
  shareholders                                 $ (348,045)  $1,368,810   $  109,259   $(1,154,958)
Net income (loss) per common Share - basic     $     (.00)  $      .02   $      .00   $       .00
Net income (loss) per common Share - diluted   $     (.00)  $      .02   $      .00   $       .00

20. SUBSEQUENT EVENTS (UNAUDITED)

            On September 8, 2006, the Company signed a lease effective September 15, 2006 for a 68,000 square foot building for its new offices and warehouse to replace its current leased facilities, which expires in April 2007. The original term of the new lease is for seven years and contains renewal provisions for three (3) five-year extensions at the Company's option. The initial rent during the first year ranges from $17,000 per month to $36,000 per month with an increase of 3% per annum in years 3 through 7. The lease is a net lease and the Company is responsible for any increases in real estate taxes and building insurance over the base year 2006-2007. The cost of the initial seven year commitment is approximately $3,400,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006

WINDSWEPT ENVIRONMENTAL GROUP, INC.


By: /s/ MICHAEL O'REILLY
    -------------------------------
    MICHAEL O'REILLY, President and
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed on November 14, 2006 by the following persons on behalf of the Registrant, in the capacities indicated.

/s/ Michael O 'Reilly
--------------------------------------------------
MICHAEL O'REILLY, President, Chief Executive
Officer and Director (Principal Executive Officer)


/s/ Arthur J. Wasserspring
--------------------------------------------------
ARTHUR J. WASSERSPRING
Chief Financial Officer (Principal Accounting and
  Financial Officer)


/s/ Dr. Kevin Phillips, Director
--------------------------------------------------
DR. KEVIN PHILLIPS, Director


/s/ Anthony P.Towell
---------------------------
ANTHONY P. TOWELL, Director

                                  EXHIBIT INDEX

      3.1 Amended and Restated Certificate of Incorporation of Windswept filed with the Delaware Secretary of State on March 3, 1995 (Incorporated by reference to Exhibit 3.1 of Windswept's Registration Statement on Form S-1/A filed with the SEC on February 3, 2006).

      3.2 Certificate of Designations of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on February 28, 1997 (Incorporated by reference to Exhibit 3.2 of Windswept's Registration Statement on Form S-1/A filed with the SEC on February 3, 2006).

      3.3 Certificate of Amendment to the Certificate of Incorporation of Windswept filed with the Delaware Secretary of State on March 20, 1997 (Incorporated by reference to Exhibit 3.04 of the Company's Annual Report on Form 10-KSB (Date of Report: April 30, 1997) filed with the SEC on October 3, 1997).

      3.4 Certificate of Designations of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

      3.5 Certificate of Amendment to the Certificate of Incorporation of Windswept filed with the Delaware Secretary of State on September 18, 2000 (Incorporated by reference to Exhibit 3.5 of Windswept's Registration Statement in Form S-1/A filed with the SEC on February 3, 2006).

      3.6 Certificate of Amendment to the Certificate of Incorporation of Windswept filed with the Delaware Secretary of State on March 15, 2001 (Incorporated by reference to Exhibit 3.6 of Windswept's Registration Statement on Form S-1/A filed with the SEC on February 3, 2006).

      3.7 By-laws of Windswept. (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement (No. 33-14370 N.Y.) filed with the SEC on June 1, 1987).

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

      10.5 Employment Agreement, dated June 30, 2005, between Windswept and Michael O'Reilly. (Incorporated by reference to Exhibit 10.15 of Windswept's Current Report on Form 8-K (Date of Report: June 30,
            2005) filed with the SEC on July 7, 2005).

      10.6 Option to purchase 15,464,964 shares of common stock dated June 30, 2005, issued by Windswept to Michael O'Reilly. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
            2005).

      10.7 Option to purchase 2,000,000 shares of common stock dated May 24, 2005, issued by Windswept to Michael O'Reilly (Incorporated by reference to Exhibit 10.8 of Windswept's Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3, 2005).

      10.8 Option to purchase 250,000 shares of common stock dated May 24, 2005, issued by Windswept to Michael O'Reilly (Incorporated by reference to Exhibit 10.9 of Windswept's Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3, 2005).

      10.9 Option to purchase 250,000 shares of common stock dated May 24, 2005, issued by Windswept to Tony Towell (Incorporated by reference to Exhibit 10.10 of Windswept's Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3,
            2005).

      10.10 Option to purchase 100,000 shares of common stock dated December 6, 2004, issued by Windswept to Tony Towell (Incorporated by reference to Exhibit 10.11 of Windswept's Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3,
            2005).

      10.11 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

      10.12 Stock Option Agreement dated October 29, 1999 between the Company and Michael O'Reilly relating to options vesting upon exercise of the convertible note. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

      10.13 Option to purchase 100,000 shares dated December 6, 2004, issued by Windswept to Dr. Kevin Phillips (Incorporated by reference to
            Exhibit 10.14 of Windswept's Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3,
            2005).

      10.14 Account Receivable Finance Agreement, dated February 5, 2004, by and among the Company, Trade-Winds Environmental Restoration, Inc. and Spotless Plastics (USA) Inc. (Incorporated by reference to Exhibit
            10.1 of the Company's Quarter Report on Form 10-Q for the quarter ended December 30, 2003, filed with the SEC on February 10, 2004).

      10.15 Amendment No. 1 to the Account Receivable Finance Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.19 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.16 Securities Purchase Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: June 30,
            2005) filed with the SEC on July 7, 2005).

      10.17 Funds Escrow Agreement, dated June 30, 2005, by and among Windswept, Laurus and Loeb & Loeb LLP, as escrow agent. (Incorporated by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
            2005).

      10.18 Option, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.3 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.19 Common Stock Purchase Warrant, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.4 of Windswept's Current Report on Form 8-K (Date of Report: June 30,
            2005) filed with the SEC on July 7, 2005).

      10.20 Master Security Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds Environmental Restoration Inc.
            ("Trade-Winds"), North Atlantic Laboratories, Inc. ("North Atlantic") and Laurus. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (Date of Report: June 30,
            2005) filed with the SEC on July 7, 2005).

      10.21 Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Dr. Kevin Phillips. (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
            2005).

      10.22 Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Gary Molnar. (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K (Date of
            Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.23 Forebearance and Deferral Agreement, dated June 30, 2005, by and among Windswept, Michael O'Reilly, the Series A Convertible Preferred Stockholders and Laurus. (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K (Date of
            Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.24 Bonding Support Letter from Michael O'Reilly to Windswept and Laurus. (Incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.25 Registration Rights Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K (Date of Report: June 30,
            2005) filed with the SEC on July 7, 2005).

      10.26 Stock Pledge Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds, North Atlantic and Laurus. (Incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.27 Subsidiary Guaranty, dated the June 30, 2005, from Trade-Winds and North Atlantic to Laurus Registration Rights Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
            2005).

      10.28 Secured Promissory Note, dated June 30, 2005, issued by Windswept to Spotless in the principal amount of $500,000. (Incorporated by reference to Exhibit 10.25 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
            2005).

      10.29 Security Agreement, dated June 30, 2005, between North Atlantic and Spotless. (Incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.30 Security Agreement, dated June 30, 2005, between Windswept and Spotless Plastics (USA) Inc. (Incorporated by reference to Exhibit
            10.16 of the Company's Current Report on Form 8-K (Date of Report:
            June 30, 2005) filed with the SEC on July 7, 2005).

      10.31 Security Agreement, dated June 30, 2005, between Trade-Winds and Spotless. (Incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.32 Subordination Agreement, dated June 30, 2005, by and between Spotless and Laurus, acknowledged by Windswept. (Incorporated by reference to Exhibit 10.26 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7,
            2005).

      10.33 Account Receivable Sale Agreement, dated June 30, 2005, by and among Spotless, Windswept and TradeWinds. (Incorporated by reference to Exhibit 10.27 of the Company's Current Report on Form 8-K (Date of
            Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.34 Termination Agreement, dated June 30, 2005, by and between Trade-Winds and Spotless. (Incorporated by reference to Exhibit
            10.20 of the Company's Current Report on Form 8-K (Date of Report:
            June 30, 2005) filed with the SEC on July 7, 2005).

      10.35 Termination Agreement, dated June 30, 2005, by and between North Atlantic and Spotless. (Incorporated by reference to Exhibit 10.21 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.36 Termination Agreement, dated June 30, 2005, by and between Windswept and Spotless. (Incorporated by reference to Exhibit 10.22 of the Company's Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.37 Release, dated June 30, 2005, by and among Windswept, Spotless, Peter Wilson, John Bongiorno, Ronald Evans, Charles L. Kelly, Jr., Brian Blythe and Joseph Murphy. (Incorporated by reference to
            Exhibit 10.23 of the Company's Current Report on Form 8-K (Date of
            Report: June 30, 2005) filed with the SEC on July 7, 2005).

      10.38 Lease Agreement dated September 2, 2005 between Trade-Winds and Alberta Bentily. (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of Report: September 1,
            2005) filed with the SEC on September 8, 2005).

      10.39 Amendment and Deferral Agreement, dated November 10, 2005, by and between Windswept and Laurus (Incorporated by reference to Exhibit
            10.1 of Windswept's Current Report on Form 8-K (Date of Report:
            November 10, 2005) filed with the SEC on November 14, 2005).

      10.40 Amendment and Fee Waiver Agreement, dated as of November 23, 2005, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K/A (Date of
            Report: November 23, 2005) filed with the SEC on January 17, 2006).

      10.41 Amendment and Fee Waiver Agreement, dated as of January 13, 2006, by and between Windswept and Laurus (Incorporated by reference on Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of
            Report: January 13, 2006) filed with the SEC on January 17, 2006).

      10.42 Amendment and Fee Waiver Agreement, dated as of February 28, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of
            Report: February 28, 2006) filed with the SEC on March 2, 2006).

      10.43 Amendment and Fee Waiver Agreement, dated as of March 20, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.01 of Windswept's Current Report on Form 8-K (Date of
            Report: March 20, 2006) filed with the SEC on March 22, 2006).

      10.44 Amendment No. 1 to Employment Agreement, effective as of March 13, 2006, between Windswept and Michael O'Reilly. (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K/A (Date of Report: April 13, 2006) filed with the SEC on April 17, 2006.

      10.45 Amendment and Fee Waiver Agreement, dated May 11, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit
            10.1 of Windswept's Current Report on Form 8-K (Date of Report: May 11, 2006) filed with the SEC on May 17, 2006).

      10.46 Amendment and Fee Waiver Agreement, dated June 12, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit
            10.1 of Windswept's Current Report on Form 8-K (Date of Report: June 12, 2006) filed with the SEC on June 13, 2006).

      10.47 Amendment and Fee Waiver Agreement, dated June 30, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit
            10.1 of Windswept's Current Report on Form 8-K (Date of Report: June 30, 2006) filed with the SEC on July 6, 2006).

      10.48 Amendment and Fee Waiver Agreement, dated July 21, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit
            10.1 of Windswept's Current Report on Form 8-K (Date of Report: July 21, 2006) filed with the SEC on July 25, 2006).

      10.49 Amendment and Fee Waiver Agreement, dated August 25, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit
            10.1 of Windswept's Current Report on Form 8-K (Date of Report:
            August 25, 2006) filed with the SEC on August 30, 2006).

      10.50 Omnibus Amendment, dated September 29, 2006, between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: September 29, 2006) filed with the SEC on October 5, 2006).

      10.51 Amended and Restated Secured Convertible Term Note, dated September 29, 2006, issued by the Company to Laurus (Incorporated by reference to Exhibit 10.2 of Windswept's Current Report on Form 8-K (Date of
            Report: September 29, 2006) filed with the SEC on October 5, 2006).

      10.52 Option, dated September 29, 2006, to purchase 11,145,000 shares of common stock issued by Windswept to Laurus (Incorporated by reference to Exhibit 10.3 of Windswept's Current Report on Form 8-K (Date of Report: September 29, 2006) filed with the SEC on October 5, 2006).

      21.1  Subsidiaries of the Company.

      23.1  Consent of Holtz Rubinstein Reminick LLP.

      23.2  Consent of Massella & Associates, CPA, PLLC.

      23.3  Consent of Deloitte & Touche LLP.

      31.1 Certification of the Chief Executive Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

      31.2 Certification of the Chief Financial Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

      32.1 Certification of the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.