Form 10-Q
period 2006-09-30
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2006-11-20
CIK 814915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One)

Large Accelerated Filer |_|    Accelerated Filer |_|   Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

The number of shares of Common Stock, par value $.0001, outstanding on November 10, 2006 was 33,901,215.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 2006 AND JUNE 20 2006

                                                                                       September 30,     June 30,
                                                                                            2006           2006
                                                                                       -------------   ------------
                                                                                        (unaudited)
ASSETS:
CURRENT ASSETS:
  Cash                                                                                 $    220,410    $    610,884
  Accounts receivable, net allowance for doubtful accounts of $2,410,440
    and $1,962,138 respectively                                                           9,212,774      11,235,904
  Inventory                                                                                 202,066         211,058
  Costs and estimated earnings in excess of billings on uncompleted contracts                24,120          71,720
  Prepaid expenses and other current assets                                                 167,999         204,832
                                                                                       ------------    ------------
  Total current assets                                                                    9,827,369      12,334,398
                                                                                       ------------    ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $7,406,533 and $7,178,262, respectively                                2,691,605       2,919,876
OTHER ASSETS:
  Deferred financing costs                                                                2,076,079       2,372,662
  Other                                                                                     214,722         167,220
                                                                                       ------------    ------------
  Total other assets                                                                      2,290,801       2,539,882
                                                                                       ------------    ------------
TOTAL                                                                                  $ 14,809,775    $ 17,794,156
                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIENCY):

CURRENT LIABILITIES:
  Accounts payable                                                                     $  1,444,989    $  1,011,700
  Liability for repurchased account receivable                                              189,197         189,197
  Accrued expenses                                                                        1,002,833       1,569,993
  Billings in excess of costs and estimated earnings on uncompleted contracts                39,717          42,400
  Secured convertible notes payable                                                         499,696              --
  Accrued payroll and related fringe benefits                                               372,634         429,717
  Current maturities of long-term debt                                                      170,559         188,310
  Income taxes payable                                                                      909,024       1,838,509
  Derivative liabilities: notes, warrants and options                                            --      27,163,901
  Other current liabilities                                                                 168,226         121,533
                                                                                       ------------    ------------
  Total current liabilities                                                               4,796,875      32,555,260
                                                                                       ------------    ------------
LONG-TERM DEBT:
  Secured notes payable                                                                   4,626,115         500,000
  Other                                                                                     153,527         188,244
                                                                                       ------------    ------------
    Total long-term debt                                                                  4,779,642         688,244
                                                                                       ------------    ------------
COMMITMENTS AND CONTINGENCIES

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares
authorized, issued and outstanding at September 30, 2006 and June 30, 2006                1,300,000       1,300,000
                                                                                       ------------    ------------
STOCKHOLDERS' EQUITY / (DEFICIENCY):
  Series B preferred stock, $.01 par value; 50,000 shares issued and authorized; 0
    shares outstanding at September 30, 2006 and June 30, 2006                                   --              --
  Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares
    issued and outstanding at September 30, 2006 and June 30, 2006                               --              --
  Common stock, $.0001 par value; 150,000,000 shares authorized; 33,901,215 shares outstanding at September 30, 2006 and 33,571,215 shares issued and outstanding
    at June 30, 2006                                                                          3,390           3,357
  Additional paid-in-capital                                                             44,978,375      38,429,185
  Accumulated deficit                                                                   (41,048,507)    (55,181,890)
                                                                                       ------------    ------------
    Total stockholders' equity (deficiency)                                               3,933,258     (16,749,348)
                                                                                       ------------    ------------
TOTAL                                                                                  $ 14,809,775    $ 17,794,156
                                                                                       ============    ============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three Months      Thirteen
                                                               Ended        Weeks Ended
                                                           September 30,   September 27,
                                                               2006             2005
                                                           -------------   -------------
Revenues                                                   $  2,483,811     $  5,164,339
Cost of revenues                                              2,855,739        4,385,270
                                                           ------------     ------------
Gross (loss)/profit                                            (371,928)         779,069
Operating expenses:
  Selling, general and administrative expenses                1,642,483        2,900,543
                                                           ------------     ------------
Loss from operations                                         (2,014,411)      (2,121,474)
                                                           ------------     ------------
Other (income) expense:
  Mark-to-market (gain)/ loss on embedded derivatives       (15,721,986)      20,999,559
  Interest expense                                            1,201,883        1,412,780
  (Gain)/loss on partial extinguishment of embedded
    derivative liability arising from conversion and
    repayment of note                                          (987,105)         449,850
  Other expense (income), net                                      (544)          22,054
                                                           ------------     ------------
    Total other (income)/expense:                           (15,507,752)      22,884,243
                                                           ------------     ------------
Income/ (loss) before benefit/provision for income taxes     13,493,341      (25,005,717)
(Benefit)/provision for income taxes                           (640,042)           8,218
                                                           ------------     ------------
Net income/( loss)                                           14,133,383      (25,013,935)
Dividends on preferred stock                                     19,500           19,500
                                                           ------------     ------------
Net profit/(loss) attributable to common shareholders      $ 14,113,883     $(25,033,435)
                                                           ============     ============
Basic and diluted net loss per common share:
  Basic and diluted                                        $       0.40     $      (0.76)
                                                           ============     ============
Weighted average number of common shares outstanding:
  Basic and Diluted                                          35,110,563       32,888,414
                                                           ============     ============

See notes to consolidated financial statements.

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                              Common Stock
                                        ----------------------   Additional
                                         Number of                 Paid-in      Accumulated
                                          Shares     Par Value     Capital        Deficit         Total
                                        ----------   ---------   -----------   ------------   ------------
Balance June 30, 2006                   33,571,215     $3,357    $38,429,185   $(55,181,890)  $(16,749,348)
Exercise of options                        330,000         33         29,667                        29,700
Extinguishment of embedded derivative
  liability                                                        6,539,023                     6,539,023
Dividends on Series A preferred stock                                (19,500)                      (19,500)
Net Income                                                                       14,133,383     14,133,383
                                        ----------     ------    -----------   ------------   ------------
                                        33,901,215     $3,390    $44,978,375   $(41,048,507)  $  3,933,258
                                        ==========     ======    ===========   ============   ============

              WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Three Months   Thirteen Weeks
                                                                                                Ended          Ended
                                                                                            September 30    September 27
                                                                                                2006           2005
                                                                                            ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/ (loss)                                                                        $ 14,133,383    $(25,013,935)
  Adjustments to net cash used in operating activities
    Mark-to-market (gain)/loss on embedded derivative liabilities                            (15,721,986)     20,999,559
    Non-cash interest expense on convertable secured note                                        739,724         692,951
   (Gain)/loss on exercise of options -Laurus                                                   (987,105)        449,850
    Depreciation and amortization                                                                228,271         160,250
    Provision for doubtful accounts, net                                                         448,302         200,000
    Amortization of deferred financing cost                                                      296,583         292,809
    Amortization of discount on secured convertible note                                               0         291,252
    Stock-based compensation                                                                           0       1,394,139
  Changes in operating assets and liabilities:
    Accounts receivable                                                                        1,385,631      (1,465,620)
    Inventory                                                                                      8,992          (5,288)
    Costs and estimated earnings in excess of billings on uncompleted contracts                   47,600        (352,289)
    Prepaid expenses and other current assets                                                     36,833        (750,342)
    Other assets                                                                                 (47,502)        131,021
    Accounts payable and accrued expenses                                                       (153,371)      2,221,087
    Accrued payroll and related fringe benefits                                                  (57,083)         71,904
    Income tax payable                                                                          (929,485)              0
    Other current liabilities                                                                     46,693         102,715
    Billings in excess of costs and estimated earnings on uncompleted contracts                   (2,683)         12,684
                                                                                            ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES:                                                          (527,203)       (567,253)
                                                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                                  0        (885,482)
                                                                                            ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                                                  0        (885,482)
                                                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                                                           (52,468)        (46,318)
  Proceeds from third party receivables                                                          189,197               0
  Proceeds from long-term debt                                                                         0         157,063
  Exercise of stock options                                                                            0             150
  Payments for deferred financing costs                                                                0      (2,261,510)
  Repayment and cancellation of secured note payable to a related party                                0      (2,761,868)
  Proceeds from secured notes payable                                                                  0       6,000,000
                                                                                            ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        136,729       1,087,517
                                                                                            ------------    ------------
NET DECREASE IN CASH                                                                            (390,474)       (365,218)

CASH - BEGINNING OF PERIOD                                                                       610,884         512,711
                                                                                            ------------    ------------
CASH - END OF PERIOD                                                                        $    220,410    $    147,493
                                                                                            ============    ============

Cash paid during the period for:
  Interest                                                                                  $    157,258    $     91,477
                                                                                            ============    ============
  Income taxes                                                                              $    290,509    $          0
                                                                                            ============    ============
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Extinguishment of derivative liabilitiues                                                   $  6,539,022    $          0
                                                                                            ============    ============
Reduction of long-term debt through stock conversion - Laurus                               $     29,700    $          0
                                                                                            ============    ============
Recognition of embedded derivative liabilities                                              $          0    $  6,121,172
                                                                                            ============    ============
Recognition of discount on secured convertible note                                         $          0    $  5,428,211
                                                                                            ============    ============
Capitalized gain on extinguishment of secured note payable - related party                  $          0    $  1,230,228
                                                                                            ============    ============
Financing cost related to guaranties of CEO remunerated through sale of discounted shares   $          0    $  1,195,708
                                                                                            ============    ============
Property and equipment acquired through financing                                           $          0    $    157,063
                                                                                            ============    ============
Account receivable repurchased in connection with refinancing                               $          0    $    189,197
                                                                                            ============    ============
Paid-in capital arising from reduction in derivative option liability on option exercise    $          0    $    135,000
                                                                                            ============    ============
Capitalized cancellation of put right relating to redeemable common stock                   $          0    $     76,089
                                                                                            ============    ============
Financing cost related to issuance of options to preferred stockholders                     $          0    $     44,650
                                                                                            ============    ============

See notes to consolidated financial statements

                       WINDSWEPT ENVIRONMENTAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the "Company") and its subsidiaries, Trade-Winds Environmental Restoration, Inc. ("Trade-Winds") and North Atlantic Laboratories, Inc. All inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of September 30, 2006, the results of operations for the three months ended September 30, 2006 and the thirteen weeks ended September 27, 2005 and cash flows for the three months ended September 30, 2006 and the thirteen weeks ended September 27, 2005 have been included. Certain prior period amounts have been reclassified to conform to the September 30, 2006 presentation.

      The results for the three months ended September 30, 2006 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 2006.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which may raise doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. STOCK-BASED COMPENSATION - The Company consummated various transactions where it paid the consideration primarily in options or warrants to purchase its common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

      When options or warrants to purchase the Company's common stock are used as incentives for employees, officers or directors, the Company now uses the fair value method required by SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company disclosed the pro forma effects in accordance with SFAS No. 123. During the three months ended September 30, 2006, the Company did not issue any stock based compensation.

      The fair value of options or warrants to purchase the Company's common stock is now exclusively determined using the Black-Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to determine market value as follows:

            o exercise price (the price to be paid for a share of the Company's common stock);

            o price of the Company's common stock on the day the options or warrants are granted;

            o the expected number of days that the options or warrants will be held before they are exercised, based on the average of their vesting and contractual periods;

            o trading volatility of the Company's common stock, based on historical prices for a retrospective period equal to the expected holding period together with certain other factors; and

            o the annual risk free interest rate on the day the option or warrant is granted for the expected holding period.

      The determination of expected volatility requires management to make certain estimates and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

      Stock option compensation expense in fiscal 2006 was the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting period for entire portion of the award.

3. NET INCOME (LOSS) PER COMMON SHARE -Basic and diluted income/(loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The following table sets forth the computation of the basic and diluted loss per share for the three months ended September 30, 2006 and the thirteen weeks ended September 27, 2005, respectively:

                                     Three Months   Thirteen Weeks
                                        Ended            Ended
                                    September 30,    September 27,
                                         2006            2005
                                    -------------   --------------
Numerator:
Net income/(loss) attributable to
  common shareholders               $ 14,113,883    $ (25,033,435)
(Deduct)/Add:
  Mark-to-market gain                (15,721,986)              --
  Interest on convertible debt           739,724               --
  Dividends on preferred stock            19,500           19,500
                                    ------------    -------------
  Net (loss) attributable
    to common shareholders
    and assumed conversion             ($849,879)    ($25,013,935)
                                    ------------    -------------
Denominator:

  Share reconciliation:
  Shares used for basic
    income/(loss) per share           35,110,563       32,888,414
  Effect of dilutive items:
    Stock options                             --               --
    Convertible securities
                                              --               --
  Shares used for diluted
    income/(loss) per share           35,110,563       32,888,414
Income/(loss) per share:
  Basic and diluted                 $        .40    $        (.76)

      The diluted income per share for the three months ended September 30, 2006 excludes from the calculation 79,146,452 shares issuable upon the exercise of stock options and warrants and 27,662,506 shares issuable upon the conversion of convertible securities, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company's net loss after adjusting for the embedded derivatives income effect during this period.

4. PROVISION FOR INCOME TAXES - The provision for income taxes for the three months ended September 30, 2006 and the thirteen weeks ended September 27, 2005 consists of the following:

                     Three Months   Thirteen Weeks
                        Ended           Ended
                    September 30,    September 27,
                         2006            2005
                    -------------   --------------
Federal - current     $(646,912)        $   --
State - current           6,870          8,218
                      ---------         ------
Total                 $(640,042)        $8,218
                      ---------         ------

      The effective rate for income taxes differs from the statutory rate primarily as a result of the 100% valuation allowance against deferred tax assets. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized.

5. CONTINGENCIES - The Company is a plaintiff in approximately 20 lawsuits, including those described in the Notes to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2006, claiming an aggregate of approximately $8,000,000 pursuant to which it is seeking to collect amounts it believes are owed to it by customers, included in its accounts receivable, primarily with respect to changed work orders or other modifications to its scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $1,500,000.

      The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial statements.

6. FINANCING AND RELATED PARTY TRANSACTIONS- On September 29, 2006, the Company entered into an Omnibus Amendment with Laurus Master Fund, Ltd. ("Laurus") and amended and restated its existing secured convertible term note (the "Note"). The Omnibus Amendment and the Note improve for the Company certain terms of the original agreements. The Omnibus Amendment significantly reduce the shares issuable to Laurus and, among other things, includes the following terms:

            1) $4,000,000 of the remaining principal balance on the Note became non-convertible.

            2) Six months (July through December 2006) of principal payments under the Note have been deferred to the maturity date.

            3) Future monthly payments on the Note have been reduced to $100,000 beginning January 1, 2007, first applied to interest and then to principal.

            4) If at any time the Company has a cash and cash equivalents total balance in excess of $1,000,000, 50% of any cash received by us in excess of such total balance will be used to pay down principal of the Note.

            5) The Note was extended for one year through June 2009.

            6) An option to purchase 11,145,000 shares of Common Stock at a nominal exercise price was issued to Laurus on September 29, 2006 (together with the option originally issued to Laurus, the "Options").

            7) The beneficial ownership cap on the Company's securities that may be beneficially owned by Laurus at any one time has been raised from 4.99% to 9.99%.

            8) Laurus agreed to transfer voting control of all of the Company's securities owned by them either to the Company or to a third party.

      The Note is the only Laurus note issued by the Company that is currently outstanding. Payments made on the Note on the required due dates, and conversions on the Note, have reduced the current principal balance of the Note to $5,942,175 as of November 17, 2006.

      On June 30, 2005, we issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc. ("Spotless"), an affiliate of our previous majority stockholder and senior secured lender, bearing interest at LIBOR plus 1%.

      Below is a summary of the material terms of the agreements governing the Laurus financing transaction, as amended through September 30, 2006.

      Principal Borrowing Terms and Prepayment. Pursuant to the terms of the Note, which matures on June 30, 2009, the Company made, on the first day of each month, monthly payments of principal to Laurus in the amount of $229,687, plus interest, for the period from January 1, 2006 through June 30, 2006. For the period from July 1, 2006 through December 31, 2006, the Company is required to make interest payments only, which payments have been made through the date of filing of this Form 10-Q. Commencing January 1, 2007, until maturity, the Company is required to make monthly payments to Laurus of $100,000, first applied to interest and then to principal. In addition, if at any time after September 29, 2006, the Company has a cash and cash equivalents balance over $1,000,000, 50% of any cash received by the Company in excess of such amount will be used to pay down principal of the Note. Principal repayments were originally due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $459,375 have been deferred until June 30, 2009. The Company is required to pay such amounts in shares of its common stock should all of the following conditions be satisfied:

            o the average closing price of the Company's common stock for the five (5) trading days immediately prior to the first of each month is equal to or greater than $.10;

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

      The Note may be redeemed by the Company in cash by paying the holder of the Note 110% of the principal amount, plus accrued interest. As discussed below, the holder of the Note may convert a portion of the Note, together with related interest and fees, into fully paid shares of the Company's common stock at any time, provided that the amount converted cannot exceed $1,942,175. The number of share to be issued shall equal the total amount of the Note to be converted, divided by an initial fixed conversion price of $.09.

      The conversion price of the Note may be adjusted pursuant to customary anti-dilution provisions, such as if the Company pays a stock dividend, reclassifies its capital stock or subdivides or combines its outstanding shares of common stock into a greater or lesser number of shares.

      The Company may receive proceeds from the exercise of the Options and the warrant described above if Laurus elects to pay the exercise price in cash rather than executing a cashless exercise. Laurus may effect a cashless exercise of the warrant if the market price of the Company's common stock exceeds the per share exercise price, and it may effect a cashless exercise of the Options if (a) the market price of the Company's common stock exceeds the per share exercise price and (b) (1) the Company has not registered the shares underlying the Options pursuant to an effective registration statement or (2) an event of default under the Note has occurred and is continuing. Upon a cashless exercise in lieu of paying the exercise price in cash, Laurus would receive shares of the Company's common stock with a value equal to the difference between the market price per share of the Company's common stock at the time of exercise and the exercise price per share set forth in the Options and the warrant, multiplied by the number of shares with respect to which the Options or warrant are exercised. There would be no proceeds payable to the Company upon a cashless exercise of the Options or the warrant. There can be no assurances that Laurus will exercise the Options and warrant or that it will elect to pay the exercise price in cash in lieu of a cashless exercise. On September 12, 2005, the Company issued 1,500,000 shares of its common stock to Laurus in connection with its partial exercise of the option issued to it in connection with its original investment at an exercise price of $.0001 per share for an aggregate exercise price of $150.

      Laurus has contractually agreed to restrict its ability to convert the Note and/or exercise its warrant and options if such conversion and/or exercise would cause its beneficial ownership of shares of the Company's common stock to exceed 9.99% of the outstanding shares of common stock. The 9.99% limitation is null and void without notice to the Company upon the occurrence and during the continuance of an event of default or upon 61 days' prior written notice to the Company. As of the date of this filing, Laurus directly beneficially owns 1,500,000 shares of the Company's common stock, or approximately 4.42% of the outstanding common stock. As a result, Laurus could only acquire up to approximately 1,856,220 additional shares, which would constitute conversion of approximately $167,060 of the principal amount of the Note, while remaining in compliance with the 9.99% limitation. Since Laurus is irrevocably prohibited from waiving this 9.99% limitation, except as described above, even if the other conditions allowing the Company to pay in shares of common stock have been satisfied, if Laurus cannot or does not reduce its ownership of the Company's common stock at a time when such reduction would be necessary to allow the Company to make a payment in shares of common stock, the Company would be required to pay Laurus in cash. This may have an adverse effect on the Company's cash flow and liquidity.

      Events of Default and Collateral. In the event the Company defaults on the Note, it will be required to pay 110% of the outstanding principal amount of the Note, plus accrued but unpaid interest. In addition, upon the occurrence of an event of default, the interest rate charged with respect to the Note will be increased by 2% per month until the default is cured. The Note is secured by a lien on substantially all of the Company's assets, including the stock of its subsidiaries, all cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, including promissory notes, contract rights and general intangibles, including payment intangibles. The Master Security Agreement, dated June 30, 2005, between the Company and Laurus, and as currently in effect, contains no specific financial covenants. The Master Security Agreement and the Note, as amended, define the circumstances under which the Company can be declared in default and subject to termination, including:

            o a failure to pay interest and principal payments under the Note when due on the first day of the month or prior to the expiration of the three-business day grace period, unless agreed otherwise;

            o a breach by the Company of any material covenant or term or condition of the Note in any agreement made in connection therewith and, to the extent subject to cure, the continuation of such breach without remedy for a period of fifteen or thirty days, as the case may be;

            o a breach of any material representation or warranty made in the Note or in any agreement made in connection therewith;

            o any form of bankruptcy or insolvency proceeding instituted by or against the Company, which is not vacated within 30 days;

            o any attachment or lien in excess of $75,000 in the aggregate made upon the Company's assets or a judgment rendered against its property involving a liability of more than $75,000 which shall remain unvacated, unbonded or unstated for a period of 30 days;

            o a failure to timely deliver shares of common stock when due upon conversion of the Note or a failure to timely deliver a replacement note;

            o a Securities and Exchange Commission ("SEC") stop trade order or principal market trading suspension of the Company's common stock is in effect for 5 consecutive trading days or 5 days during a period of 10 consecutive trading days, if the Company is not able to cure such trading suspension within 30 days of receiving notice or are not able to list its common stock on another principal market within 60 days of such notice;

            o an indictment or threatened indictment of the Company or any of its executive officers under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against the Company or any of its executive officers pursuant to which statutory or proceeding penalties or remedies available include forfeiture of any of its property; and

            o     the departure of Michael O'Reilly from senior management.

Registration Rights. Pursuant to the terms of the Registration Rights Agreement, as amended, the Company is obligated to file, on or prior to December 15, 2006, a registration statement with the Securities and Exchange Commission registering the resale of 5,395,061 shares of the Company's common stock issuable to Laurus, which registration statement is required to become effective by February 15, 2007. The Company has also agreed to file such further registrations as necessary to register the remaining shares of common stock underlying the securities owned by Laurus not registered in the foregoing registration statement, in each case within 45 days of written notice by Laurus.

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

      Our revenues are derived primarily from providing emergency response, remediation and disaster restoration services to new and repeat customers on time and materials basis or pursuant to fixed-price contracts, including in connection with sudden catastrophes, such as in connection with the services that we provided in the aftermath of Hurricanes Katrina and Wilma. In the quarter ended September 30, 2006 and in the prior fiscal year, substantially all of our revenues were derived from time and materials contracts. Since most of our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of our projects are performed on a time and materials basis. Under our time and materials contracts, we charge our customers for labor, equipment usage, allocated overhead and a markup relating thereto. Our cost of revenues consists primarily of labor and labor-related costs, insurance, benefits, travel and entertainment, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, sales and office salaries, marketing and consulting.

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

In an effort to enhance our cash flows, we have implemented improvements in our billing and invoicing procedures as follows:

      o we generally do not commence projects until we have a fully executed contract;

      o our contracts provide that our customers are directly obligated for our services;

      o we require client approval with respect to the work performed or to be performed;

      o we seek deposits or mobilization fees for our time and materials contracts;

      o we engage local legal counsel in the areas in which we operate in order to file liens against customers' real property in the event of contract disputes; and

      o all invoices submitted for payment are reviewed for proper documentation.

In light of the foregoing, we expect to generate sufficient cash flow from operations to support our working capital needs and to adequately fund our current operations for at least the next twelve months. However, any further difficulty in collecting our accounts receivable or future growth could adversely affect our liquidity. In the event that we do not generate sufficient positive cash flow from operations, we may need to seek additional financing in addition to the financing provided by Laurus. Laurus is under no obligation to provide any further funding to us. Currently, we have no credit facility for additional borrowing.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal year ended June 30, 2006, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and our unaudited interim consolidated financial statements for our fiscal quarter ended September 30, 2006. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for embedded derivative liabilities, stock based transactions, contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

Embedded Derivative Liabilities- Historically, in order to calculate the effects of derivative accounting, we projected the following factors over various periods:

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

      o     the twenty-two day trading volume remaining flat; and

      o     the weighted average reset period projected at $0.0899

At the end of each successive quarterly period, we had to re-measure the embedded derivative liabilities against revised projections, with the revisions therein directly based on the actual experience. Each of the above factors contributed differently to the actual calculations, but we believed the variations in our stock price were the most significant.

By virtue of the Omnibus Amendment entered into with Laurus on September 29, 2006, together with the amended and restated note issued to Laurus pursuant thereto, the then existing derivative liabilities were credited to equity at their then measured values as of such date.

Stock Based Transactions- When options or warrants to purchase our common stock are used as incentives for employees, officers or directors, we now use the fair value method required by SFAS No.123R. The accompanying financial statements reflect the adoption of this pronouncement as of the beginning of fiscal 2006, as required.

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

Allowance for Doubtful Accounts- We maintain an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. In determining collectibility, we review available customer account and financial information, including public filings and credit reports, current trends, credit policy, and accounts receivable aging and may also consult legal counsel when appropriate. A considerable amount of judgment is required when we assess the likelihood of our realization of accounts receivables, including assessing the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. The need to file a lawsuit in a particular case is determined by a variety of factors, including our mandate to aggressively pursue all monies owed. The other considered factors include the responsiveness of the client, the running of applicable limitations periods, the ability to perfect a lien against the subject property, the value of the receivable compared to the costs of litigation and the likelihood of success in the lawsuit. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates.

Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2006 and June 30, 2006. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of our deferred tax assets, we record the estimated net realizable value of our deferred tax assets at that time and provide for income taxes at our combined federal and state effective rates.

RESULTS OF OPERATIONS

Three months ended September 30, 2006 and thirteen weeks ended September 27,
2005

Revenue

Total revenues for the three months ended September 30, 2006 decreased by $2,680,528, or 51.9%, to $2,483,811 from $5,164,339 for the thirteen weeks ended
September 27, 2005. This decrease in revenue was primarily attributable to a decrease of $1,232,129 in our asbestos, lead and mold work, a decrease of $943,419 in our emergency, disaster response and remediation work (e.g. hurricane-related work) and a decrease of $589,234 in insurance work. These decreases were partially offset by a $578,119 increase in our emergency spills and soil environmental remediation, and a $101,398 increase in training and air monitoring work.

Cost of Revenues

Cost of revenues decreased $1,529,531 or 34.9%, to $2,855,739 for the three months ended September 30, 2006 as compared to $4,385,270 for the thirteen weeks ended September 27, 2005. This decrease was primarily attributable to lower project managers costs and direct labor costs, including fringe benefits ($1,063,863), costs of subcontractors ($320,175) and supplies, materials and other direct costs ($373,425) due to reduced sales, partially offset by increased insurance expenses ($199,063). Our cost of revenues consists primarily of labor and labor-related costs, payroll taxes, benefits, training, job-related insurance costs, travel and entertainment costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

Gross Profit

Gross profit decreased by $1,150,997, or 148%, to a loss of $371,928, or (15%) of total revenues for the three months ended September 30, 2006, as compared to a gross profit of $779,069, or 15% of total revenues for the thirteen weeks ended September 27, 2005. This decrease in gross profit was due primarily to the factors described above in relation to the decrease in our revenue and decrease in our cost of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1,258,060, or 43.4%, to $1,642,483 for the three months ended September 30, 2006 from $2,900,543 for the thirteen weeks ended September 27, 2005 and constituted approximately 66.1% and 56.2% of revenues in such periods, respectively. This decrease was almost entirely due to the adoption of SFAS No. 123R in the thirteen weeks ended September 27, 2005, and the related inclusion in that quarter of $1,394,139 arising from the employment-related option to purchase 15,469,964 shares granted to our chief executive officer. Other changes in this account classification were a decrease in professional fees of $334,703, a $24,740 decrease in travel and entertainment expenses and a $49,768 decrease in insurance expenses. These were partially offset by an increase of $343,280 in the provision for doubtful accounts. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, sales and office salaries and benefits, stock-based compensation, marketing and consulting.

Mark-to-Market Gain on Embedded Derivative Liabilities

The ending of derivative accounting in the current period resulted in a mark-to-market gain on the embedded derivatives in the amount of $15,721,986, principally driven by the decrease in our common stock price from $0.45 to $0.15, as compared to a loss of $20,999,559 during the thirteen weeks ended September 27, 2005 as a result of an increase in our common stock prices during the period.

Interest Expense

Interest expense decreased by $210,897, or 14.9%, to $1,201,883 for the three months ended September 30, 2006 from $1,412,780 for the thirteen weeks ended September 27, 2005. All of the decrease was due to the Laurus financing and the application of derivative accounting.

Gain on Conversion of Note

The partial conversion by Laurus of its Note into 330,000 shares of our common stock during the quarter ended September 30, 2006 resulted in a gain of $987,105 due to the decrease in our common stock price during the quarter. In the thirteen weeks ended September 27, 2005, a loss of $449,850 was recognized by virtue of repayment of a portion of the Laurus Note along with an increase in our common stock price during such period.

Benefit / Provision for Income Taxes

The benefit for income taxes for the three months ended September 30, 2006 was $640,042 as compared to a provision of $8,218 for the thirteen weeks ended September 27, 2005. This difference was the result of a loss in operations in the current quarter as compared to a taxable profit in the prior year, when we had an income tax liability.

Liquidity and Capital Resources

As of September 30, 2006, we had a cash balance of $220,410, working capital of $5,030,494 and stockholders' equity of $3,933,258. As of June 30, 2006, we had a cash balance of $610,884, a working capital deficit of $20,220,862 (including derivative liabilities of $27,163,901) and a stockholders' deficiency of $16,749,348. We realized a net income of $14,133,383 for our fiscal quarter ended September 30, 2006.

Accounts receivable, net of allowance for doubtful accounts at September 30, 2006 and June 30, 2006 were $9,212,774 and $11,235,904, respectively. For these periods, approximately $3,114,000 and $5,089,000, respectively, of these amounts were disputed claims subject to collection litigation, primarily related to disputes over changed work orders or other modifications of our work. We do not believe that the disputed receivables had a material effect on liquidity for the periods presented.

Net cash used in operating activities was $527,203 for the three months ended September 30, 2006, as compared to net cash used in operations of $567,253 for the thirteen weeks ended September 27, 2005. Accounts receivable increased by $1,002,618, or 12.2%, as of September 30, 2006 to $9,212,774, from $8,210,155 as of September 27, 2005, primarily due to difficulties with cash collections of certain receivables that arose out of our work during hurricane Katrina. Accounts receivable increased by $1,465,620, or 17.7%, as of September 27, 2005 to $8,210,155, from $6,755,338 as of September 27, 2004, primarily as a result of hurricane related work billed toward the end of the 2005 period and difficulties with cash collections. Accounts payable and accrued expenses decreased by $2,447,492, or 50.0%, as of September 30, 2005 to $2,477,822, from
$4,895,314 as of September 27, 2005, primarily as a result of hurricane mobilization costs incurred in 2005 that were not incurred in 2006.

Net cash provided by financing activities for the three months ended September 30, 2006 was $136,729, primarily due to proceeds received from third party receivables, as compared to cash used by financing activities of $1,087,517 for the thirteen weeks ended September 27, 2005. Financing activities for the thirteen weeks ended September 27, 2005 was a result of $6,000,000 received in 2005 in connection with our debt restructuring with Laurus, which was used to pay related transaction and other expenses in the amount and the repayment of indebtedness to Spotless.

There was no cash used for capital expenditures during the three months ended September 30, 2006, as compared to $885,482 for the thirteen weeks ended September 27, 2005. The expenditures in 2005 were due to the purchase of capital equipment, including 10 trucks, 5 campers, 1 trailer, 1 life raft, blowers, dehumidifiers and other assets to be utilized in the clean-up efforts relating to Hurricane Katrina. At this time, we do not have any other material commitments or plans for capital expenditures. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, as may be required in connection with rendering our services in the future.

Historically, we have financed our operations primarily through issuance of debt and equity securities, through short-term borrowings from our former majority shareholder, and through cash generated from operations. We expect to generate sufficient cash flow from operations to support our working capital needs and to adequately fund our current operations for at least the next twelve months. However, any further difficulty in collecting our accounts receivable or future growth could adversely affect our liquidity. In the event that we do not generate sufficient positive cash flow from operations, or if we experience changes in our plans or other events that adversely affect our operations or cash flow, we may need to seek additional financing in addition to the financing provided by Laurus. Laurus is under no obligation to provide any further funding to us. Currently, we have no credit facility for additional borrowing.

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

      o Control our selling, general and administrative expenses, which were increased in connection with our need to incur labor, operating and equipment expenses in relation to our operations in the gulf coast and Florida regions during fiscal 2006. In order to control our selling, general and administrative expenses, we have or are in the process of optimizing the efficiency of our support staff through enhanced task allocation while reducing unneeded resources and reviewing non-project related expenses in an effort to reduce costs where appropriate while preserving the quality of our service.

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

      o customers' facility managers needing to wait for insurance adjustors to approve work before the remission of payment; and

      o certain customers refusing to pay in connection with disputed change order.

In an effort to enhance our cash flows from operations, we began implementing improvements in our billing and invoicing procedures as follows:

      o we generally do not commence projects until we have a fully executed contract;

      o our contracts provide that our customers are directly obligated for our services;

      o we require client approval with respect to the work performed or to be performed;

      o we seek deposits or mobilization fees for time and material contracts;

      o we engage local legal counsel in the areas in which we operate in order to file liens against customers' real property in the event of contract disputes; and

      o all invoices submitted for payment are reviewed for proper documentation.

Due to the nature of our business, which includes responding to emergency situations on a 24 hour/7days a week basis, we, on occasion, will commence a emergency project prior o obtaining a formal contract. In these situations, we may commence emergency services upon the oral authorization of the property owners or their agents or government workers (e.g. policy or Coast Guard). In these isolated instances, we do not incur significant expense and require an executed contract within 48 hours of commencement of work.

On September 29, 2006, we entered into an Omnibus Amendment with Laurus and amended and restated our existing Note. The Omnibus Amendment and the Note improve for us certain terms of the original agreements. The Omnibus Amendment significantly reduces the shares issuable to Laurus and, among other things, includes the following terms:

      (1) $4,000,000 of the remaining principal balance on the Note became non-convertible.

      (2) Six months (July through December 2006) of principal payments under the Note have been deferred to the maturity date.

      (3) Future monthly payments on the Note have been reduced to $100,000 beginning January 1, 2007, first applied to interest and then to principal.

      (4) If at any time we have a cash and cash equivalents total balance in excess of $1,000,000, 50% of any cash received by us in excess of such total balance will be used to pay down principal of the Note.

      (5) The Note was extended for one year through June 2009.

      (6) An option to purchase 11,145,000 shares of Common Stock at a nominal exercise price was issued to Laurus on September 29, 2006.

      (7) The beneficial ownership cap on our securities that may be beneficially owned by Laurus at any one time has been raised from 4.99% to 9.99%.

      (8) Laurus agreed to transfer voting control of all of our securities owned by them either to us or to a third party.

The Note is the only Laurus note issued by us that is currently outstanding. Payments made on the Note on the required due dates, and conversions on the Note, have reduced the current principal balance of the Note to $5,942,175 as of September 30, 2006.

On June 30, 2005, we issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless, an affiliate of our previous majority stockholder and senior secured lender, bearing interest at LIBOR plus 1%.

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

The table below summarizes contractual obligations and commitments as of September 30, 2006, including principal and interest payments on our debt:

                                  Total        1 Year      2-3 Years    4-5 Years   Thereafter
                               -----------   ----------   ----------   ----------   ----------
Operating Leases               $ 3,681,268   $  619,946   $  990,704   $1,027,698   $1,042,920
Capitalized Leases-Principal       324,086      170,559      144,918        8,609           --
Capitalized Leases- Interest        23,087       16,484        6,563           40           --
Laurus Note
Principal                        5,942,175      458,643    5,483,532           --           --
Laurus Note
Interest Expense - Cash          1,191,583      538,496      653,087           --           --
Spotless Note Principal            500,000      142,656      357,344           --           --
Spotless Note
Interest Expense                    75,851        7,344       68,507           --           --
Total                          $11,738,050   $1,954,128   $7,704,655   $1,036,347   $1,042,920

The above amounts are based on assumed interest payments reflecting:

      o     the Laurus note at a rate of 10.25% per annum;

      o     the Spotless note at a rate of 6.49% per annum; and

      o an aggregate of $324,086 of other long-term debt with maturities ranging from 2 months to 47 months for financed trucks and vehicles with interest rates ranging from 0.01% to 13.99%.

Off-Balance Sheet Arrangements

Although we do not have any financing arrangements that have not been recorded in our financial statements, our transaction with Laurus resulted in a discount that reduced the carrying value on our balance sheet of our debt obligation. As of September 30, 2006, the Note had a principal balance of $5,942,175 with a corresponding discount of $1,316,362, resulting in a carrying amount of $4,625,813 on our balance sheet. Of this amount, $357,040 is included as a current liability and $4,268,773 is a long-term liability.

Effect of Inflation

Although inflation did not have a material impact on our operations for the three months ended September 30, 2006, we did experience an increase of 1.9% in fuel costs due to increased gasoline prices.

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

            o     our ability to attract and retain qualified personnel; and

            o the other factors and information disclosed and discussed in other sections of this quarterly report on Form 10-Q and in our report on Form 10-K for the fiscal year ended June 30, 2006.

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

The foregoing discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 and with the consolidated financial statements included in our annual report on Form 10-K for the period ended June 30, 2006.

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

Interest Rate Sensitivity - Interest rate risk is the risk that interest rates on our debt are fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The Laurus Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve month period and if our registration statement registering the shares of our common stock issuable to Laurus has been declared effective by the SEC, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless, bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 2 months to 47 months aggregating to $324,086 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $68,000 annually. This hypothetical calculation reflects the assumed interest payments for the:

      o     Note at a rate of 10.25% per annum;

      o     Spotless note at a rate of 6.49% per annum; and

      o Various other debt for financed trucks and vehicles with maturities ranging from 2 months to 47 months with interest rates ranging from .01% to 13.99%.

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

During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART 2 - OTHER INFORMATION

Item 1.Legal Proceedings

We are a plaintiff in approximately 20 lawsuits claiming an aggregate of approximately $8,000,000 pursuant to which we are seeking to collect amounts we believe are owed to us by customers that are included in our accounts receivable, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $1,500,000.

We are a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on our consolidated financial statements.

For a description of other legal proceedings in which we are involved, reference is made to our Annual Report on Form 10-K for the year ended June 30, 2006.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from the risk factors disclosed in our Form 10-K for the year ended June 30, 2006.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults upon Senior Securities

Not applicable.

Item 4.Submission of Matters to a Vote of Security Holder

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

The following exhibits are included as part of this report:

10.1 Amendment and Fee Waiver Agreement, dated July 21, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: July 21, 2006) filed with the SEC on July 25, 2006).

10.2 Amendment and Fee Waiver Agreement, dated August 25, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: September 29,
      2006) filed with the SEC on October 5, 2006).

10.3 Omnibus Amendment, dated September 29, 2006, between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: September 29, 2006) filed with the SEC on October 5, 2006).

10.4 Amended and Restated Secured Convertible Term Note, dated September 29, 2006, issued by the Company to Laurus (Incorporated by reference to Exhibit 10.2 of Windswept's Current Report on Form 8-K (Date of Report:
      September 29, 2006) filed with the SEC on October 5, 2006).

10.5 Option, dated September 29, 2006, to purchase 11,145,000 shares of common stock issued by Windswept to Laurus (Incorporated by reference to Exhibit
      10.3 of Windswept's Current Report on Form 8-K (Date of Report: September 29, 2006) filed with the SEC on October 5, 2006).

10.6 Lease Agreement dated September 8, 2006 between TradeWinds and 895 Waverly Associates, LLC 31.1Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a).

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


WINDSWEPT ENVIRONMENTAL GROUP, INC.


Date: November  20, 2006          By: /s/ Michael O'Reilly
                                      ------------------------------------------
                                      MICHAEL O'REILLY
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: November  20, 2006          By: /s/ Arthur J. Wasserspring
                                      ------------------------------------------
                                      ARTHUR J. WASSERSPRING
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
10.1          Amendment and Fee Waiver Agreement, dated July 21, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit
              10.1 of Windswept's Current Report on Form 8-K (Date of Report:
              July 21, 2006) filed with the SEC on July 25, 2006).

10.2 Amendment and Fee Waiver Agreement, dated August 25, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit
              10.1 of Windswept's Current Report on Form 8-K (Date of Report:
              September 29, 2006) filed with the SEC on October 5, 2006).

10.3 Omnibus Amendment, dated September 29, 2006, between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept's Current Report on Form 8-K (Date of Report: September 29, 2006) filed with the SEC on October 5, 2006).

10.4 Amended and Restated Secured Convertible Term Note, dated September 29, 2006, issued by the Company to Laurus (Incorporated by reference to Exhibit 10.2 of Windswept's Current Report on Form 8-K (Date of Report: September 29, 2006) filed with the SEC on October 5, 2006).

10.5 Option, dated September 29, 2006, to purchase 11,145,000 shares of common stock issued by Windswept to Laurus (Incorporated by reference to Exhibit 10.3 of Windswept's Current Report on Form 8-K (Date of Report: September 29, 2006) filed with the SEC on October 5, 2006).

10.6 Lease Agreement dated September 8, 2006 between TradeWinds and 895 Waverly Associates, LLC

31.1 Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a).

31.2          Certification of Chief Financial Officer pursuant to Section
              302(a).

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.