Form 10-Q
period 2006-12-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2007-02-20
CIK 814915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(631) 434-1300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐  No ☒

The number of shares of Common Stock, par value $.0001, outstanding on February 13, 2007 was 36,283,545.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND JUNE 30, 2006

	December 31,	June 30,
	2006	2006
	(unaudited)
ASSETS:
CURRENT ASSETS:
Cash	$0	$610,884
Accounts receivable, net of allowance for doubtful accounts of $2,879,983 and $ 1,962,138 respectively	7,620,051	11,235,904
Inventory	201,370	211,058
Costs and estimated earnings in excess of billings on uncompleted contracts	45,888	71,720
Prepaid expenses and other current assets	155,280	204,832
Total current assets	8,022,589	12,334,398
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $7,632,421 and $7,178,262, respectively	2,648,198	2,919,876
OTHER ASSETS:
Deferred financing costs	1,779,496	2,372,662
Other	202,666	167,220
Total other assets	1,982,162	2,539,882

TOTAL	$12,652,949	$17,794,156
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY):

CURRENT LIABILITIES:
Cash Overdraft	$109,456	$0
Accounts payable	1,891,604	1,011,700
Liability for repurchased account receivable	150,000	189,197
Accrued expenses	876,065	1,569,993
Billings in excess of costs and estimated earnings on uncompleted contracts	74,345	42,400
Secured convertible notes payable	780,703	-
Accrued payroll and related fringe benefits	520,352	429,717
Current maturities of long-term debt	145,150	188,310
Income taxes payable	230,677	1,838,509
Derivative liabilities: notes, warrants and options	-	27,163,901
Other current liabilities	180,325	121,533
Total current liabilities	4,958,677	32,555,260
LONG-TERM DEBT:
Secured notes payable	4,464,778	500,000
Other	114,226	188,244
Total long-term debt	4,579,004	688,244
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares authorized, issued and outstanding at December 31, 2006 and June 30, 2006	1,300,000	1,300,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY(DEFICIENCY):
Series B preferred stock, $.01 par value; 50,000 shares issued and authorized; 0 shares outstanding at December 31, 2006 and June 30, 2006	-	-
Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares issued and outstanding at December 31, 2006 and June 30, 2006	-	-
Common stock, $.0001 par value; 150,000,000 shares authorized; 35,012,326 shares outstanding at December 31, 2006 and 33,571,215 shares issued and outstanding at June 30, 2006	3,501	3,357
Additional paid-in-capital	45,063,664	38,429,185
Accumulated deficit	(43,251,897)	(55,181,890)
Total stockholders’ equity (deficiency)	1,815,268	(16,749,348)
TOTAL	$12,652,949	$17,794,156

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31, 2006	Thirteen Weeks Ended December 27, 2005	Six Months Ended December 31, 2006	Twenty-Six Weeks Ended December 27, 2005
Revenues	$2,023,458	$17,714,342	$4,507,269	$22,878,681
Cost of revenues	2,142,560	8,190,710	4,998,299	12,575,980
Gross (loss) profit	(119,102)	9,523,632	(491,030)	10,302,701
Operating expenses:
Selling, general and administrative expenses	2,205,963	2,559,551	3,848,446	5,460,094

(Loss)/income from operations	(2,325,065)	6,964,081	(4,339,476)	4,842,607

Other income (expense):
Mark-to-market gain on embedded derivatives	0	22,191,192	15,721,986	1,191,633
Interest expense	(589,839)	(1,032,437)	(1,791,722)	(2,445,217)
Gain on extinguishmentent of embedded derivative liability and (loss) on exercise of options	0	0	987,105	(449,850)
Other income/(expense), net	39,267	(456)	39,811	(22,510)
Total other (expense)/income:	(550,572)	21,158,299	14,957,180	(1,725,944)
(Loss)/income before benefit/provision for income taxes	(2,875,637)	28,122,380	10,617,704	3,116,663
(Benefit)/provision for income taxes	(672,247)	3,159,138	(1,312,289)	3,167,356
Net (loss)/income	(2,203,390)	24,963,242	11,929,993	(50,693)
Dividends on preferred stock	19,500	19,500	39,000	39,000
Net (loss)/profit attributable to common shareholders	$(2,222,890)	$24,943,742	$11,890,993	$(89,693)
Basic and diluted net (loss)/profit per common share:
Basic	$(0.07)	$0.74	$0.09	$0.00
Diluted	$(0.07)	$0.02	$0.09	$0.00
Weighted average number of common shares outstanding:
Basic	33,973,679	33,571,215	33,892,121	33,229,815
Diluted	33,973,679	150,000,000	33,892,121	33,229,815

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2006	33,571,215	$3,357	$38,429,185	$(55,181,890)	$(16,749,348)
Exercise of options	1,441,111	144	129,556		129,700
Extinguishment of embedded derivative liability			6,539,023		6,539,023
Tax benefit on extinguishment of embedded derivatives			4,900		4,900
Dividends on Series A preferred stock			(39,000)		(39,000)
Net income				11,929,993	11,929,993
Balance at December 31, 2006	35,012,326	$3,501	$45,063,664	$(43,251,897)	$1,815,268

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Twenty-Six Weeks Ended
	December 31,	December 27,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$11,929,993	$(50,693)
Adjustments to net cash (used in) provided by operating activities
Mark-to-market income on embedded derivative liabilities	(15,721,986)	(1,191,633)
Non-cash interest expense on convertable secured note	739,724	902,506
(Gain) on extinguismment of embedded derivatives/loss on exercise of options	(987,105)	449,850
Depreciation and amortization	454,159	352,308
Provision for doubtful accounts, net	917,845	1,250,000
Amortization of deferred financing cost	593,166	587,690
Amortization of discount on secured convertible note	119,669	631,517
Stock-based compensation	0	1,450,389
Changes in operating assets and liabilities:
Accounts receivable	2,508,811	(7,488,086)
Inventory	9,688	(56,871)
Costs and estimated earnings in excess of billings on uncompleted contracts	25,832	(185,531)
Prepaid expenses and other current assets	98,796	(347,520)
Other assets	(35,446)	152,046
Accounts payable and accrued expenses	197,733	886,573
Accrued payroll and related fringe benefits	90,635	(8,152)
Income tax payable	(1,602,932)	3,140,989
Other current liabilities	58,792	133,532
Billings in excess of costs and estimated earnings on uncompleted contracts	31,945	(20,966)
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES:	(570,681)	587,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(182,481)	(938,756)
Proceeds from third party receivables	189,197	0
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	6,716	(938,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(117,178)	(100,152)
Cash Overdraft	109,456	0
Proceeds from long–term debt	0	157,063
Exercise of stock options	0	150
Cancellation of liability to a related party	(39,197)	0
Payments for deferred financing costs	0	(2,312,830)
Repayment and cancellation of secured note payable to a related party	0	(2,761,868)
Proceeds from secured notes payable	0	7,350,000
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(46,919)	2,332,363

NET (DECREASE) INCREASE IN CASH	(610,884)	1,981,555

CASH – BEGINNING OF PERIOD	610,884	512,711

CASH – END OF PERIOD	$0	$2,494,266

Cash paid during the period for:
Interest	$320,489	$91,477
Income taxes	$8,070	$0

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Extinguishment of derivative liabilities	$6,539,022	$0
Reduction of long-term debt through note conversion - Laurus	$29,700	$0
Laurus note conversion	$100,000	$0
Tax benefit on extinguishment of embedded derivatives	$4,900	$0
Recognition of embedded derivative liabilities	$0	$7,680,727
Recognition of discount on secured convertible note	$0	$6,778,211
Capitalized gain on extinguishment of secured note payable – related party	$0	$1,122,794
Financing cost related to guaranties of CEO remunerated through sale of discounted shares	$0	$1,195,708
Property and equipment acquired through financing	$0	$157,063
Account receivable repurchased in connection with refinancing	$0	$189,197
Paid-in capital arising from reduction in derivative option liability on option exercise	$0	$135,000
Capitalized cancellation of put right relating to redeemable common stock	$0	$76,089
Financing cost related to issuance of options to preferred stockholders	$0	$44,650

See notes to consolidated financial statements

WINDSWEPT ENVIRONMENTAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the “Company”) and its subsidiaries, Trade-Winds Environmental Restoration, Inc. (“Trade-Winds”) and North Atlantic Laboratories, Inc. All inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of December 31, 2006, the results of operations for the three and six months ended December 31, 2006 and the thirteen and twenty-six weeks ended December 27, 2005 and cash flows for the six months ended December 31, 2006 and the twenty-six weeks ended December 27, 2005 have been included. Certain prior period amounts have been reclassified to conform to the December 31, 2006 presentation.

The results for the three and six months ended December 31, 2006 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which may raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.
STOCK-BASED COMPENSATION - The Company consummated various transactions where it paid the consideration primarily in options or warrants to purchase its common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

When options or warrants to purchase the Company’s common stock are used as incentives for employees, officers or directors, the Company now uses the fair value method required by SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company disclosed the pro forma effects in accordance with SFAS No. 123. During the six months ended December 31, 2006, the Company did not issue any stock based compensation.

The fair value of options or warrants to purchase the Company’s common stock is now exclusively determined using the Black-Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to determine market value as follows:

•	exercise price (the price to be paid for a share of the Company’s common stock);

•	price of the Company’s common stock on the day the options or warrants are granted;

•	the expected number of days that the options or warrants will be held before they are exercised, based on the average of their vesting and contractual periods;

•	trading volatility of the Company’s common stock, based on historical prices for a retrospective period equal to the expected holding period together with certain other factors; and

•	the annual risk free interest rate on the day the option or warrant is granted for the expected holding period.

The determination of expected volatility requires management to make certain estimates and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

3.
NET (LOSS)/INCOME PER COMMON SHARE -Basic and diluted (loss)/income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the basic and diluted (loss)/income per share for the three and six months ended December 31, 2006 and the thirteen and twenty-six weeks ended December 27, 2005, respectively:

	Three Months Ended December 31, 2006	Thirteen Weeks Ended December 27, 2005	Six Months Ended December 31, 2006	Twenty-Six Weeks Ended December 27, 2005
Numerator:
Net (loss)/ income attributable to common shareholders	$(2,222,890)	$24,943,742	$11,890,993	$(89,693)
(Deduct)/Add:
Mark-to-market gain	-	(22,191,192)	(15,721,986)	-
Interest on convertible debt	-	780,743	739,724	-
Income tax effect	-	(60,613)	-	-
Dividends on preferred stock	19,500	19,500	39,000	39,000
Net (loss) income attributable to common shareholders and assumed conversion	$(2,203,390)	$3,492,180	$(3,052,269)	$(50,693)
Denominator:
Share reconciliation:
Shares used for basicIncome/(loss) per share	33,973,679	33,571,215	33,892,121	33,229,815
Effect of dilutive items:
Stock options/warrants	-	48,142,277	-	-
Convertible debt	-	80,183,150	-	-
Interest on convertible debt	-	4,897,998	-	-
Series A convertible preferredstock	-	1,300,000	-	-
Sub-total before share limitation	33,973,679	168,094,640	33,892,121	33,229,815
Limitation to authorized shares	-	(18,094,640)	-	-
Shares used for diluted loss/income per share	33,973,679	150,000,000	33,892,121	33,229,815
Net (loss)/income per share:
Basic	$(.07)	$.74	$(.09)	$.00
Diluted	$(.07)	$.02	$(.09)	$.00

The diluted loss per share for the three and six months ended December 31, 2006 excludes from the calculation 79,146,452 shares issuable upon the exercise of stock options and warrants and 26,551,395 shares issuable upon the conversion of convertible securities, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company’s net loss after adjusting for the embedded derivatives income effect during this period.

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

4.
PROVISION FOR INCOME TAXES - The provision for income taxes for the three and six months ended December 31, 2006 and the thirteen and twenty-six weeks ended December 27, 2005 consists of the following:

	Three Months Ended December 31, 2006	Thirteen Weeks Ended December 27, 2005	Six Months Ended December 31, 2006	Twenty-six Weeks Ended December 27, 2005

Federal – current	$(680,317)	$2,235,624	$(1,327,229)	$2,235,624
State – current	8,070	923,514	14,940	931,732
Total	$(672,247)	$3,159,138	$(1,312,289)	$3,167,356

The effective rate for income taxes differs from the statutory rate primarily as a result of the 100% valuation allowance against deferred tax assets. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized.

5.
CONTINGENCIES - The Company is a plaintiff in approximately 20 lawsuits, including those described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, claiming an aggregate of approximately $8,000,000 pursuant to which it is seeking to collect amounts it believes are owed to it by customers, included in its accounts receivable, primarily with respect to changed work orders or other modifications to its scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $1,500,000.

The Company is a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company’s consolidated financial statements, results of operations and cash flow.

6.
FINANCING AND RELATED PARTY TRANSACTIONS- On September 29, 2006, the Company entered into an Omnibus Amendment with Laurus Master Fund, Ltd. (“Laurus”) and amended and restated its existing secured convertible term note (the “Note”). The Omnibus Amendment and the Note improve for the Company certain terms of the original agreements. The Omnibus Amendment significantly reduce the shares issuable to Laurus and, among other things, includes the following terms:

1) $4,000,000 of the remaining principal balance on the Note became non-convertible.

2) Six months (July through December 2006) of principal payments under the Note were  deferred to the maturity date.

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

6) An option to purchase 11,145,000 shares of Common Stock at a nominal exercise price was issued to Laurus on September 29, 2006 (together with the option originally issued to Laurus, the “Options”).

7) The beneficial ownership cap on the Company’s securities that may be beneficially owned by Laurus at any one time has been raised from 4.99% to 9.99%.

8) Laurus agreed to transfer voting control of all of the Company’s securities owned by them either to the Company or to a third party.

The Note, together with the $250,000 non-convertible secured term note issued by us to Laurus in January 2007  and described below in Note 7, Subsequent Events, are the only notes issued by the Company to Laurus that are currently outstanding. Payments made on the Note on the required due dates, and conversions on the Note, have reduced the current principal balance of the Note to $5,885,379 as of February 12, 2007.

On June 30, 2005, we issued a variable interest rate secured promissory note in the principal amount of  $500,000 to Spotless Plastics (USA), Inc. (“Spotless”), an affiliate of our previous majority stockholder and senior secured lender, bearing interest at LIBOR plus 1%.

Below is a summary of the material terms of the agreements governing the Laurus financing transaction, as amended through December 31, 2006.

Principal Borrowing Terms and Prepayment. Pursuant to the terms of the Note, which matures on June 30, 2009, the Company made, on the first day of each month, monthly payments of principal to Laurus in the amount of $229,687, plus interest, for the period from January 1, 2006 through June 30, 2006. For the period from July 1, 2006 through December 31, 2006, the Company was required to make interest payments only,  which payments were made in cash or through partial conversion of the Note. Commencing January 1, 2007,  until maturity, the Company is required to make monthly payments to Laurus of $100,000, first applied to interest and then to principal. Such payment for January 2007 was made through partial conversion of the Note. The interest portion of such payment for February 2007 was also made through a partial conversion of the Note and a waiver through February 23, 2007 was received for the unpaid principal portion of such payment. In addition, if at any time after September 29, 2006, the Company has a cash and cash equivalents balance over $1,000,000, 50% of any cash received by the Company in excess of such amount will be used to pay down principal of the Note. Principal repayments were originally due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $459,375 have been deferred until June 30, 2009. Laurus is required to convert such amounts into shares of the Company’s common stock, up to a maximum amount of $1,782,175, should all of the following conditions be satisfied:

•	the average closing price of the Company’s common stock for the five (5) trading days immediately prior to the first of each month is equal to or greater than $.10;

•
the amount of the payment then due is not an amount greater than thirty percent (30%) of the aggregate dollar trading volume of the common stock for the period of twenty-two (22) trading days immediately prior to the first day of each month for which payment is due;

•
the common stock to be issued has been registered under an effective registration statement under the Securities Act of 1933 or is otherwise covered by an exemption from registration for resale pursuant to Rule 144 of the Securities Act of 1933;

•	Laurus’ aggregate beneficial ownership of the Company’s shares of common stock does not and would not by virtue thereof exceed 9.99%;

•	the Company is not in default of the Note; and

•	the maximum number of shares of common stock into which the Note is convertible is not exceeded.

Should the Company be required to pay cash, this may have an adverse effect on the Company’s cash flow and liquidity.

The Note may be redeemed by the Company in cash by paying the holder of the Note 110% of the principal amount, plus accrued interest. As discussed below, the holder of the Note may convert a portion of the Note, together with related interest and fees, into fully paid shares of the Company’s common stock at any time, provided that, commencing September 29, 2006, the amount converted cannot exceed $1,942,175 ($1,782,175 as of the date of filing of this Form 10-Q). The number of shares to be issued shall equal the total amount of the  Note to be converted, divided by an initial fixed conversion price of $.09.

The conversion price of the Note may be adjusted pursuant to customary anti-dilution provisions, such as if the Company pays a stock dividend, reclassifies its capital stock or subdivides or combines its outstanding shares of  common stock into a greater or lesser number of shares.

The Company may receive proceeds from the exercise of the Options and the warrant issued to Laurus if Laurus elects to pay the exercise price in cash rather than executing a cashless exercise. Laurus may effect a cashless exercise of the warrant if the market price of the Company’s common stock exceeds the per share exercise price, and it may effect a cashless exercise of the Options if (a) the market price of the Company’s common stock exceeds the per share exercise price and (b) (1) the Company has not registered the shares underlying the Options pursuant to an effective registration statement or (2) an event of default under the Note has occurred and is continuing. Upon a cashless exercise in lieu of paying the exercise price in cash, Laurus would receive shares of the Company’s common stock with a value equal to the difference between the market price per share of the Company’s common stock at the time of exercise and the exercise price per share set forth in the Options and the warrant, multiplied by the number of shares with respect to which the Options or warrant are exercised.

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

Laurus has contractually agreed to restrict its ability to convert the Note and/or exercise its warrant and Options if such conversion and/or exercise would cause its beneficial ownership of shares of the Company’s common stock to exceed 9.99% of the outstanding shares of common stock. The 9.99% limitation is null and void without notice to the Company upon the occurrence and during the continuance of an event of default or upon 61 days’ prior written notice to the Company. As of February 14, 2007, Laurus directly beneficially owns 3,543,330 shares of the Company’s common stock, or approximately 9.7% of the outstanding common stock. As a result, Laurus could only acquire up to approximately 48,741 additional shares, which would constitute conversion of approximately $4,387 of the principal amount of the Note, while remaining in compliance with the 9.99% limitation. Since Laurus is irrevocably prohibited from waiving this 9.99% limitation, except as described above, even if the other conditions allowing the Company to pay in shares of common stock have been satisfied, if Laurus cannot or does not reduce its ownership of the Company’s common stock at a time when such reduction would be necessary to allow the Company to make a payment in shares of common stock, the Company would be required to pay Laurus in cash. This may have an adverse effect on the Company’s cash flow and liquidity.

Events of Default and Collateral. In the event the Company defaults on the Note, it will be required to pay 110% of the outstanding principal amount of the Note, plus accrued but unpaid interest. In addition, upon the occurrence of an event of default, the interest rate charged with respect to the Note will be increased by 2% per month until the default is cured. The Note is secured by a lien on substantially all of the Company’s assets, including the stock of its subsidiaries, all cash, cash equivalents, accounts receivable, deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, including promissory notes, contract rights and general intangibles, including payment intangibles. The Master Security Agreement, dated June 30, 2005, between the Company and Laurus, and as currently in effect, contains no specific financial covenants. The Master Security Agreement and the Note, as amended, define the circumstances under which the Company can be declared in default and subject to termination, including:

•	a failure to pay interest and principal payments under the Note when due on the first day of the month or prior to the expiration of the three-business day grace period, unless agreed otherwise;

•
a breach by the Company of any material covenant or term or condition of the Note in any agreement made in connection therewith and, to the extent subject to cure, the continuation of such breach without  remedy for a period of fifteen or thirty days, as the case may be;

•	a breach of any material representation or warranty made in the Note or in any agreement made in connection therewith;

•	any form of bankruptcy or insolvency proceeding instituted by or against the Company, which is not vacated within 30 days;

•
any attachment or lien in excess of $75,000 in the aggregate made upon the Company’s assets or a judgment rendered against its property involving a liability of more than $75,000 which shall remain unvacated, unbonded or unstated for a period of 30 days;

•	a failure to timely deliver shares of common stock when due upon conversion of the Note or a failure to timely deliver a replacement note;

•
a Securities and Exchange Commission (“SEC”) stop trade order or principal market trading suspension of the Company’s common stock is in effect for 5 consecutive trading days or 5 days during a period of 10 consecutive trading days, if the Company is not able to cure such trading suspension within 30 days of receiving notice or are not able to list its common stock on another principal market within 60 days of such notice;

•
an indictment or threatened indictment of the Company or any of its executive officers under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against the Company or any of its executive officers pursuant to which statutory or proceeding penalties or remedies available include forfeiture of any of its property; and

•	the departure of Michael O’Reilly from senior management.

Registration Rights. Pursuant to the terms of the Registration Rights Agreement, as amended, the Company was obligated to file, on or prior to December 15, 2006, a registration statement with the Securities and Exchange Commission registering the resale of 5,395,061 shares of the Company’s common stock issuable to Laurus, which registration statement was required to become effective by February 15, 2007 and such deadlines were timely met. The Company has also agreed to file such further registrations as necessary to register the remaining shares of common stock underlying the securities owned by Laurus not registered in the foregoing registration statement, in each case within 45 days of written notice by Laurus.

7.	SUBSEQUENT EVENTS

On January 12, 2007, we issued a non-convertible secured term note to Laurus in the principal amount of  $250,000. Interest is payable monthly commencing February 1, 2007 at per annum rate of 17.50% (plus an additional 5% per annum in the event of a default) and the principal is payable on January 12, 2008. The note is prepayable by us and provides Laurus with the option, in the event of a default, to demand repayment at 110% of the outstanding principal amount. In connection with the issuance of this note, on January 12, 2007, we also entered into a Reaffirmation and Ratification Agreement with Laurus, pursuant to which we acknowledged and ratified all of our obligations to Laurus under the securities purchase agreement and related documents.  Pursuant to this Agreement, the obligations under the January 2007 note are subject to the terms of the security agreement between Laurus and us. A management fee of $8,750 was paid to Laurus in connection with this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our revenues are derived primarily from providing emergency response, remediation and disaster restoration  services to new and repeat customers on time and materials basis or pursuant to fixed-price contracts, including  in connection with sudden catastrophes, such as in connection with the services that we provided in the  aftermath of Hurricanes Katrina and Wilma. In the three and six months ended December 31, 2006 and in the  prior fiscal year, substantially all of our revenues were derived from time and materials contracts. Since most of  our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the  full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery,  most of our projects are performed on a time and materials basis. Under our time and materials contracts, we  charge our customers for labor, equipment usage, allocated overhead and a markup relating thereto. Our cost of  revenues consists primarily of labor and labor-related costs, insurance, benefits, travel and entertainment, repairs,  maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

Our selling, general, and administrative expenses primarily consist of expenses related to  provisions for  doubtful accounts, professional fees, sales, office and officer salaries, marketing and consulting.

We have encountered difficulty with cash collections and slow cash flow due primarily to factors including:

•	customers refusing to pay prior to receiving insurance reimbursements;

•	customers’ facility managers needing to wait for insurance adjustors to approve work before the remission of payment; and

•	certain customers refusing to pay in connection with disputed change orders.

In an effort to enhance our cash flows, we have implemented improvements in our billing and invoicing  procedures as follows:

•	we generally do not commence projects until we have a fully executed contract;

•	our contracts provide that our customers are directly obligated for our services;

•	we require client approval with respect to the work performed or to be performed;

•	we seek deposits or mobilization fees for our time and materials contracts;

•	we engage local legal counsel in the areas in which we operate in order to file liens against customers’ real property in the event of contract disputes; and

•	all invoices submitted for payment are reviewed for proper documentation.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal year ended June 30, 2006, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and our unaudited interim consolidated financial statements for our fiscal three and six months ended December 31, 2006 and the thirteen weeks and twenty-six weeks ended December 27, 2005. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for embedded derivative liabilities, stock based transactions, revenue recognition, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

Embedded Derivative Liabilities- Historically, in order to calculate the effects of derivative accounting, we projected the following factors over various periods:

•	the prime interest rate was projected to increase 0.25% per quarter for the first year;

•	the future volatility of common stock was projected at 150%;

•	the stock price annual growth rate was estimated at the cost of equity;

•	a default on registration requirements was projected at 5.0%;

•	other forms of default were projected at 5.0% initially, increasing 0.1% monthly;

•	the availability of alternative financing to redeem the note, if exercise of redemption option was triggered, starting at 0%, increasing monthly by 1% to a maximum of 25%;

•	the twenty-two day trading volume remaining flat; and

•	the weighted average reset period projected at $0.0899

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

The fair  value of options or warrants to purchase our common stock is now exclusively determined using the Black- Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black Scholes uses five variables to determine market value as follows:

•	exercise price (the price to be paid for a share in our stock);

•	price of our stock on the day the options or warrants are granted;

•	the expected number of days that the options or warrants will be held before they are exercised, based on the average of their vesting and contractual periods;

•	trading volatility of our stock, based on historical prices for a retrospective period equal to the expected holding period together with certain other factors as applicable; and

•	the annual risk-free interest rate on the day the option or warrant is granted for the expected holding period.

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

Revenue from claims, such as claims related to disputed change orders, is recognized where realization is probable and the amount can be reliably estimated, based upon meeting the following conditions:

•	the original contract or other evidence provides a legal basis for the claim;

•	the additional costs were caused by circumstances that were unforeseen at the contract date and were not the result of deficiencies in our performance;

•	costs associated with the claims are identifiable; and

•	the evidence supporting the claims is objective and verifiable.

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

Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2006 and June 30, 2006. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of our deferred tax assets, we record the estimated net realizable value of our deferred tax assets at that time and provide for income taxes at our combined federal and state effective rates.

RESULTS OF OPERATIONS

Three months ended December 31, 2006 and thirteen weeks ended December 27, 2005

Revenue

Total revenues for the three months ended December 31, 2006 decreased by $15,690,884, or 88.6%, to $2,023,458 from $17,714,342 for the thirteen weeks ended December 27, 2005. This decrease in revenue was primarily attributable to a decrease of $14,323,954 in our emergency, disaster response and remediation work (e.g. hurricane-related work) and a decrease of $1,379,755 in asbestos, lead and mold work. During the thirteen weeks ended December 27, 2005, we realized significant revenues from the services that we provided in the Gulf Region in the aftermath of Hurricanes Katrina and Wilma. In contrast, there was no hurricane work during the most recent quarter, which adversely affected revenue levels. The decrease in the quarter ended December 31, 2006 from the comparable year ago period in asbestos, lead and mold work also was due to the lack of hurricanes. These decreases were partially offset by a $124,401 increase in training and air monitoring work.

Cost of Revenues

Cost of revenues decreased $6,048,150 or 73.8%, to $2,142,560 for the three months ended December 31, 2006 as compared to $8,190,710 for the thirteen weeks ended December 27, 2005. This decrease was primarily attributable to lower project manager and direct labor costs, including fringe benefits ($2,097,197), costs of subcontractors ($1,378,034) and supplies, materials and other direct costs ($2,814,396), due to no hurricane related work, partially offset by increased insurance expenses ($206,395). Our cost of revenues consists primarily of labor and labor-related costs, payroll taxes, benefits, training, job-related insurance costs, travel and travel-related costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

Gross Profit

Gross profit decreased by $9,642,734, or 101%, to a loss of $119,102, or (6%) of total revenues, for the three months ended December 31, 2006, as compared to a gross profit of $9,523,632, or 53.7% of total revenues, for the thirteen weeks ended December 27, 2005. This decrease in gross profit was due primarily to the factors described above in relation to the substantial decrease in our revenue offset by a decrease in our cost of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $353,588, or 13.8%, to $2,205,963 for the three months ended December 31, 2006 from $2,559,551 for the thirteen weeks ended December 27, 2005 and constituted approximately 109.0% and 14.4% of revenues in such periods, respectively. This reduction was mainly due to a decrease in provision for doubtful accounts of $338,013, a $97,101 decrease in office salaries and benefits and a $46,180 decrease in insurance expenses. These were partially offset by an increase of $105,017 in sales expenses and $72,351 in professional fees. The substantial increase in this expense element as a percentage of revenues was due to the reduction in revenues without a commensurate decrease in expenses. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, sales, office and officer salaries and benefits, marketing and consulting.

Mark-to-Market Gain on Embedded Derivative Liabilities

We had no derivative liabilities for the three months ended December 31, 2006 and therefore no gain or loss, as compared to a gain of $22,191,192 during the thirteen weeks ended December 27, 2005 as a result of a decrease in our common stock prices during the period.

Interest Expense

Interest expense decreased by $442,598, or 42.9%, to $589,839 for the three months ended December 31, 2006 from $1,032,437 for the thirteen weeks ended December 27, 2005. All of the decrease was due to the Laurus financing and the application of derivative accounting in the prior period.

Benefit / Provision for Income Taxes

The benefit for income taxes for the three months ended December 31, 2006 was $672,247 as compared to a provision of $3,159,138 for the thirteen weeks ended December 27, 2005. This difference was the result of a loss in operations in the current quarter as compared to a taxable profit in the prior year, when we had an income tax liability.

Six-months ended December 31, 2006 and the twenty- six weeks ended December 27, 2005

Revenue

Total revenues for the six months ended December 31, 2006 decreased by $18,371,412, or 80.3%, to $4,507,269 from $22,878,681 for the twenty-six weeks ended December 27, 2005. This decrease was primarily attributable to $15,070,747 of revenues in the twenty-six weeks ended December 27, 2005 from work relating to Hurricane Katrina and $1,320,769 of revenues from work relating to Hurricane Wilma, a decrease of $1,017,564 in spill related work and a decrease of $1,859,687 in asbestos, lead and mold work. This decrease was partially offset by a $225,867 increase in training and air monitoring work.

Cost of Revenues

Cost of revenues decreased by $7,577,681, or 60.3%, to $4,998,299 for the six months ended December 31, 2006 as compared to $12,575,980 for the twenty-six weeks ended December 27, 2005. The higher cost of revenues in the year ago period was primarily attributable to labor and other costs relating to our work in connection with Hurricanes Katrina and Wilma. Our cost of revenues consists primarily of labor and labor-related costs, payroll taxes, benefits, training, job-related insurance costs, travel and travel-related costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

Gross Profit

Gross profit decreased by $10,793,731, or 104.8%, to a loss of $491,030, or (10.9%) of total revenues, for the six months ended December 31, 2006, as compared to $10,302,701, or 45.0%, of total revenues for the twenty-six weeks ended December 27, 2005. This decrease in gross profit was due primarily to the factors described above in relation to the substantial decrease in our revenue offset by a decrease in our cost of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1,611,648, or 29.5%, to $3,848,446 for the six months ended December 31, 2006 from $5,460,094 for the twenty-six weeks ended December 27, 2005 and constituted approximately 85.4% and 23.9% of revenues in such periods, respectively. This decrease was almost entirely due to:

•
the adoption of SFAS No. 123R, and the related inclusion in operating expenses of $1,450,389, the fair value of options vesting during the twenty-six weeks ended December 27, 2005. All but $56,250 of this unusually large amount of option expense arose from the employment-related option to purchase 15,469,964 shares granted to our chief executive officer, which grant of options was a required condition of the Laurus financing; and

•	a decrease of $277,038 in professional fees.

Partially offsetting the decreases was an increase of $222,143 in sales salaries and benefits and an increase of $43,042 in advertising and marketing expenses.

The substantial increase in this expense element as a percentage of revenues was due to the reduction in revenues without a commensurate decrease in expenses.

Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, sales, office and officer salaries and related benefits, including stock-based compensation, insurance, marketing and all other office-and administrative-related expenses.

Mark-to Market Gain on Embedded Derivative Liabilities

The ending of derivate accounting during the three months ended September 30, 2006 resulted in a mark-to-market gain on the embedded derivates in the amount of $15,721,986 for the six months ended December 31, 2006, principally driven by the decrease in our common stock prices as compared to a gain of $1,191,633 during the twenty-six week period ending December 27, 2005, again, as a result of the decrease in our stock price during such period.

Interest Expense

Interest expense decreased by $653,495, or 26.7%, to $1,791,722 for the six months ended December 31, 2006 from $2,445,217 for the twenty-six weeks ended December 27, 2005. Substantially all of the decrease was due to the Laurus financing and the application of derivative accounting. The significant components of the decrease were reductions in interest expense recorded on the Laurus note and the related derivative liabilities of $163,261 and amortization of the note discount of $511,848. These decreases were offset by interest on obligations due to Spotless of $16,139.

Gain (Loss) on Extinguishment of Embedded Derivatives and Exercise of Options

The extinguishment of embedded derivatives during the six months ended December 31, 2006 resulted in a gain of $987,105. This was due to the decrease in the valuation of the Company’s common stock from the June 30, 2006 mark-to-market valuation. In the twenty-six weeks ended December 27, 2005, a loss of $449,850 was recognized by virtue of the exercise of options by Laurus.

Provision for Income Taxes

The benefit for income taxes for the six months ended December 31, 2006 was $1,312,289 as compared to a provision for income taxes of $3,167,356 for the twenty-six weeks ended December 27, 2005. This difference was the result of a loss from operations in the six months ended December 31, 2006 as compared to a taxable profit for the twenty-six weeks ended December 27, 2005, primarily attributable to hurricane-related work in that period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had a cash balance of $0 (cash overdraft of $109,456), working capital of $3,063,912 and stockholders’ equity of $1,815,268. As of June 30, 2006, we had a cash balance of $610,884, a working capital deficit of $20,220,862 (including derivative liabilities of $27,163,901) and a stockholders’ deficiency of $16,749,348. We realized a net income of $11,929,993 for the six months ended December 31, 2006 (including a gain on embedded derivatives of $15,721,986). The reduction in cash was due to the need to cover operating losses. We will be dependent upon collection of accounts receivable, improvements in operating results and cash flow and/or further financings to generate cash to finance operations.

Accounts receivable, net of allowance for doubtful accounts at December 31, 2006 and June 30, 2006, were $7,620,051 and $11,235,904, respectively. For these periods, approximately $2,588,000 and $5,089,000, respectively, of these amounts were disputed claims subject to collection litigation, primarily related to disputes over changed work orders or other modifications of our work.

Net cash used in operating activities was $570,681 for the six months ended December 31, 2006, as compared to net cash provided by operations of $587,948 for the twenty-six weeks ended December 27, 2005. Accounts receivable decreased by $5,562,570, or 24.7%, as of December 31, 2006 to $7,620,051, from $13,182,621 as of December 27, 2005, primarily due to sales decreases and cash collections improvements. Accounts payable and accrued expenses decreased by $832,328, or 22.2%, as of December 31, 2006 to $2,917,669, from $3,749,997 as of December 27, 2005, primarily due to the reduced cost of operations.

Net cash used in financing activities for the six months ended December 31, 2006 was $46,919 primarily due to principal payments of long term debt of $117,178 and cancellation of a liability to a related party of $39,197 offset by a cash overdraft of $109,456. This is compared to cash provided by financing activities of $2,332,363 for the twenty-six weeks ended December 27, 2005 as a result of $7,350,000 received in connection with our debt restructuring with Laurus, which was used to pay related transactions and other expenses in the amount of $2,312,830 and repayment of indebtness to Spotless of $2,761,868.

Cash provided by investing activities for the six months ended December 31, 2006 was $6,716 as compared to $938,756 for the twenty-six weeks ended December 27, 2005. The expenditures in 2006 for property and equipment was $182,481 for leasehold improvements in our new offices and warehouse, net of proceeds from third party receivables in the amount of $189,197. The expenditures for the twenty-six weeks ended December 27, 2005 was due to the cost of equipment purchased to perform work in the Gulf Coast region. At this time, we do not have any other material commitments or plans for capital expenditures except for additional leasehold improvements at our new facilities. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, as may be required in connection with rendering our services in the future.

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

Our future cash requirements are expected to depend on numerous factors, including, but not limited to, our ability to:

•
obtain profitable environmental or related construction contracts. So long as we have sufficient working capital, we anticipate that we will continue to bid on large projects, although there can be no assurance that any of our bids will be accepted or that we will have sufficient working capital.

•
control our selling, general and administrative expenses, which were increased in connection with our need to incur labor, operating and equipment expenses in relation to our operations in the Gulf Coast and Florida regions during fiscal 2006. In order to control our selling, general and administrative expenses, we continue our process of optimizing the efficiency of our support staff through enhanced task allocation while reducing unneeded resources and reviewing non-project related expenses in an effort to reduce costs, where appropriate, while preserving the quality of our service.

•
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

•
generate positive cash flow from operations. We seek to obtain profitable contracts that generate gross profits more than sufficient to pay our expenses and addressing our difficulty with cash collections and slow cash flow.

We have experienced difficulties with cash collections and slow cash flow due primarily to factors including:

•	customers refusing to pay prior to receiving insurance reimbursements;

•	customers’ facility managers needing to wait for insurance adjustors to approve work before the remission of payment; and

•	certain customers refusing to pay in connection with disputed change orders.

In an effort to enhance our cash flows from operations, we have implemented improvements in our billing and invoicing procedures as follows:

•	we generally do not commence projects until we have a fully executed contract;

•	our contracts provide that our customers are directly obligated for our services;

•	we require client approval with respect to the work performed or to be performed;

•	we seek deposits or mobilization fees for time and material contracts;

•	we engage local legal counsel in the areas in which we operate in order to file liens against customers’ real property in the event of contract disputes; and

•	all invoices submitted for payment are reviewed for proper documentation.

Due to the nature of our business, which includes responding to emergency situations on a 24 hour/7days a week basis, we, on occasion, will commence an emergency project prior to obtaining a formal contract. In these situations, we may commence emergency services upon the oral authorization of the property owners or their agents or government workers (e.g. police or Coast Guard). In these isolated instances, we do not incur significant expenses and require an executed contract within 48 hours of commencement of work.

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

2) Six months (July through December 2006) of principal payments under the Note were deferred to the maturity date.

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

7) The beneficial ownership cap on our securities that may be beneficially owned by Laurus at any one time has been raised from 4.99% to 9.99%.

8) Laurus agreed to transfer voting control of all of our securities owned by them either to us or to a third party.

The Note, together with the $250,000 non-convertible secured note issued by us to Laurus in January 2007 and previously described in Note 7, Subsequent Events, are the only notes issued by us to Laurus that are currently  outstanding. Payments made on the Note on the required due dates, and conversions on the Note, have reduced the current principal balance of the Note to $5,885,379 as of February 12, 2007.

On June 30, 2005, we issued a variable interest rate secured promissory note in the principal amount of  $500,000 to Spotless, an affiliate of our previous majority stockholder and senior secured lender, bearing interest at LIBOR plus 1%.

On September 8, 2006, we signed a lease effective September 15, 2006 for a 68,000 square foot building for our new offices and warehouse to replace our current leased facilities. The original term of this lease is for seven years and contains renewal provisions for three (3) five-year extensions at our option. The initial rent during the first year ranges from $17,000 per month to $36,000 per month with an increase of 3% per annum in years 3 through 7. The lease is a net lease and we are responsible for any increases in real estate taxes and building insurance over the base year 2006-2007. The cost of the initial seven year commitment is approximately $3,400,000. The lease rent provision is computed on a straight-line basis over the initial seven year lease term.

The table below summarizes contractual obligations and commitments as of December 31, 2006, including principal and interest payments on our debt:

	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Operating Leases	$3,519,898	$583,581	$991,951	$1,035,386	$908,980

Capitalized Leases-Principal	259,376	145,150	110,371	3,855	-

Capitalized Leases- Interest	17,938	13,374	4,560	4	-

Laurus Note Principal	5,942,175	619,494	5,322,681	-	-

Laurus Note Interest Expense	1,324,244	580,506	743,738	-	-

Spotless Note Principal	500,000	285,969	214,031	-	-

Spotless Note Interest Expense	78,485	14,031	64,454	-	-

Total	$11,642,116	$2,242,105	$7,451,786	$1,039,245	$908,980

The above amounts are based on assumed interest payments reflecting:

•	the Laurus note at a rate of 10.25% per annum;

•	the Spotless note at a rate of 6.36% per annum; and

•	an aggregate of $259,376 of other long-term debt with maturities ranging from 2 months to 44 months for financed trucks and vehicles with interest rates ranging from 0.01% to 13.99%.

Off-Balance Sheet Arrangements

Although we do not have any financing arrangements that have not been recorded in our financial statements, our transaction with Laurus resulted in a discount that reduced the carrying value on our balance sheet of our debt obligation. As of December 31, 2006, the Note had a principal balance of $5,942,175 with a corresponding discount of $1,196,694, resulting in a carrying amount of $4,745,481 on our balance sheet. Of this amount, $494,734 is included as a current liability and $4,250,747 is a long-term liability.

Effect of Inflation

Although inflation did not have a material impact on our operations for the six months ended December 31, 2006, we did experience an increase of 1.7% in fuel costs due to increased gasoline prices.

Seasonality

Since we and our subsidiaries are able to perform most of our services throughout the year, our business is not considered seasonal in nature. However, we are affected by:

•	the timing of large projects in certain of our service areas, i.e., asbestos and mold abatement and construction;

•	the timing of catastrophes; and

•
inclement weather conditions. In particular, extended periods of rain, cold weather or other inclement weather conditions may result in delays in commencing or completing projects, in whole or in part. Any such delays may adversely affect our operations and financial results and may adversely affect the performance of other projects due to scheduling and staffing conflicts.

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Actual results could differ materially from any expectation, estimate or projection conveyed by these statements and there can be no assurance that any such expectation, estimate or projection will be met. Numerous important factors, risks and uncertainties effect our operating results and could cause actual results to differ from the results implied by these or any other forward-looking statements. These potential factors, risks and uncertainties include, among other things, such factors as:

•	the market acceptance and amount of sales of our services;

•	our success in increasing revenues and reducing expenses;

•	the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services we provide;

•	our ability to service our debt and other financial obligations, particularly if required to pay in cash;

•	the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation;

•	our ability to obtain and manage new and large projects;

•	the competitive environment within the industries in which we operate;

•	our ability to raise or access capital;

•	our ability to continue as a going concern;

•	our ability to effectively implement and maintain internal controls and procedures;

•	our dependence on key personnel;

•	our ability to timely collect our accounts receivable;

•	our ability to attract and retain qualified personnel; and

•	the other factors and information disclosed and discussed in other sections of this quarterly report on Form 10-Q and in our report on Form 10-K for the fiscal year ended June 30, 2006.

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

Interest Rate Sensitivity - Interest rate risk is the risk that interest rates on our debt are fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The Laurus Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve month period and if our registration statement registering the shares of our common stock issuable to Laurus has been declared effective by the SEC, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless, bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 2 months to 44 months aggregating to $259,376 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $67,000 annually. This hypothetical calculation reflects the assumed interest payments for the:

•	Note at a rate of 10.25% per annum;

•	Spotless note at a rate of 6.36% per annum; and

•	Various other debt for financed trucks and vehicles with maturities ranging from 2 months to 44 months with interest rates ranging from .01% to 13.99%.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, an evaluation was performed under the supervision and with the participation of our principal executive and financial officers of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined under Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q.

In connection with the foregoing, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

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

We are a party to other litigation matters and claims that are normal in the course of our operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on our consolidated financial statements, results of operations and cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are included as part of this report:

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a).

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 302(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSWEPT ENVIRONMENTAL GROUP, INC.

Date: February 20, 2007	By:	/s/ Michael O’Reilly
MICHAEL O’REILLY
President and Chief Executive Officer (Principal Executive Officer)

Date: February 20, 2007	By:	/s/ Arthur J. Wasserspring
ARTHUR J. WASSERSPRING
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a).

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 302(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.