Form 10-Q
period 2007-03-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2007-05-21
CIK 814915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

895 Waverly Avenue, Holtsville, New York 11742
(Address of principal executive offices) (Zip code)

(631) 289-5500
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

Yes ☐  No ☒

The number of shares of Common Stock, par value $.0001, outstanding on May 9, 2007 was 37,437,433.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND JUNE 30, 2006

	March 31,	June 30,
	2007	2006
	(unaudited)
ASSETS:
CURRENT ASSETS:
Cash	$376,680	$610,884
Accounts receivable, net of allowance for doubtful accounts of $2,737,041 and $1,962,138, respectively	7,463,197	11,235,904
Inventory	184,781	211,058
Costs and estimated earnings in excess of billings on uncompleted contracts	98,526	71,720
Prepaid expenses and other current assets	44,670	204,832
Total current assets	8,167,854	12,334,398

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $7,864,581 and $7,178,262, respectively	2,580,413	2,919,876

OTHER ASSETS:
Deferred financing costs	1,489,476	2,372,662
Other	149,966	167,220
Total other assets	1,639,442	2,539,882

TOTAL	$12,387,709	$17,794,156

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY):

CURRENT LIABILITIES:
Accounts payable	$1,990,760	$1,011,700
Liability for repurchased account receivable	150,000	189,197
Accrued expenses	720,282	1,569,993
Billings in excess of costs and estimated earnings on uncompleted contracts	127,024	42,400
Secured convertible notes payable	1,167,010	-
Secured non-convertible notes payable	250,000	-
Accrued payroll and related fringe benefits	816,782	429,717
Current maturities of long-term debt	130,093	188,310
Income taxes payable	37,077	1,838,509
Derivative liabilities: notes, warrants and options	-	27,163,901
Other current liabilities	377,385	121,533
Total current liabilities	5,766,413	32,555,260

LONG-TERM DEBT:
Secured notes payable	4,113,245	500,000
Other	89,224	188,244
Total long-term debt	4,202,469	688,244

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares authorized, issued and outstanding at March 31, 2007 and June 30, 2006	1,300,000	1,300,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY(DEFICIENCY):
Series B preferred stock, $.01 par value; 50,000 shares issued and authorized; 0 shares outstanding at March 31, 2007 and June 30, 2006	-	-

Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares issued and outstanding at March 31, 2007 and June 30, 2006	-	-

Common stock, $.0001 par value; 150,000,000 shares authorized; 36,679,100 shares issued and outstanding at March 31, 2007 and 33,571,215 shares issued and outstanding at June 30, 2006	3,668	3,357

Additional paid-in-capital	45,194,007	38,429,185
Accumulated deficit	(44,078,848)	(55,181,890)
Total stockholders’ equity (deficiency)	1,118,827	(16,749,348)

TOTAL	$12,387,709	$17,794,156

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Thirteen Weeks Ended	Nine Months Ended	Thirty-Nine Weeks Ended
	March 31,	March 28,	March 31,	March 28,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues	$3,064,582	$7,213,546	$7,571,851	$30,092,227

Cost of revenues	2,533,293	3,778,943	7,531,592	16,354,923

Gross profit	531,289	3,434,603	40,259	13,737,304

Operating expenses:
Selling, general and administrative expenses	995,176	1,616,921	4,843,622	7,077,015

(Loss)/income from operations	(463,887)	1,817,682	(4,803,363)	6,660,289

Other expense (income):
Mark-to-market loss/(gain) on embedded derivatives	0	4,467,838	(15,721,986)	3,276,205
Interest expense	578,228	513,412	2,369,950	2,958,629
Gain on partial extinguishment of embedded derivative liability and (loss) from exercise of options	0	(156,774)	(987,105)	449,850
Gain on extinguishment of debt	0	0	0	(156,774)
Other (income)/ expense, net	(69)	(43,915)	(39,880)	(21,405)
Total other expense/ (income):	578,159	4,780,561	(14,379,021)	6,506,505

(Loss)/income before benefit/provision for income taxes	(1,042,046)	(2,962,879)	9,575,658	153,784

(Benefit)/provision for income taxes	(215,095)	399,854	(1,527,384)	3,567,210

Net (loss)/income	(826,951)	(3,362,733)	11,103,042	(3,413,426)

Dividends on preferred stock	19,500	19,500	58,500	58,500

Net(loss)/ income attributable to common shareholders	$(846,451)	$(3,382,233)	$11,044,542	$(3,471,926)

Basic and diluted net loss per common share:
Basic and diluted	$(0.02)	$(0.10)	$(0.11)	$(0.10)

Weighted average number of common shares outstanding:
Basic and diluted	36,094,703	33,571,215	34,615,597	33,343,615

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 30, 2006	33,571,215	$3,357	$38,429,185	$(55,181,890)	$(16,749,348)

Conversion of notes	3,107,885	311	279,399		279,710
Extinguishment of embedded derivative liability			6,539,023		6,539,023
Tax benefit on exercise of options			4,900		4,900
Dividends on series A preferred stock			(58,500)		(58,500)
Net income				11,103,042	11,103,042

Balance at March 31, 2007	36,679,100	$3,668	$45,194,007	$(44,078,848)	$1,118,827

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended	Thirty-Nine Weeks Ended
	March 31, 2007	March 28, 2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$11,103,042	$(3,413,426)
Adjustments to net cash (used in)/provided by operating activities
Mark-to-market income on embedded derivative liabilities	(15,721,986)	3,276,205
Non-cash interest expense on convertable secured note	851,653	881,451
(Gain)/loss on exercise of options -Laurus	(987,105)	449,850
Depreciation and amortization	686,319	569,082
Provision for doubtful accounts, net	774,903	1,350,000
Amortization of deferred financing cost	891,936	884,734
Amortization of discount on secured convertible note	239,339	661,520
Stock-based compensation	0	1,450,389
Gain on extinguishment of debt	0	(156,774)
Changes in operating assets and liabilities:
Accounts receivable	2,808,607	(6,946,888)
Inventory	26,277	(87,664)
Costs and estimated earnings in excess of billings on uncompleted contracts	(26,806)	(189,239)
Prepaid expenses and other current assets	160,162	(154,124)
Other assets	17,254	99,075
Accounts payable and accrued expenses	129,349	(177,136)
Accrued payroll and related fringe benefits	387,065	(40,540)
Income tax payable	(1,796,532)	2,906,407
Other current liabilities	250,538	485,161
Billings in excess of costs and estimated earnings on uncompleted contracts	84,624	(54,916)

NET CASH(USED IN)/PROVIDED BY OPERATING ACTIVITIES:	(121,361)	1,793,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(346,856)	(1,085,517)
Proceeds from third party receivables	189,197	0
NET CASH USED IN INVESTING ACTIVITIES	(157,659)	(1,085,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(157,237)	(153,102)
Principal payments of secured notes payable	0	(689,063)
Exercise of stock options	0	150
Cancellation of liability to a related party	(39,197)	0
Payments for deferred financing costs	(8,750)	(2,314,172)
Repayment and cancellation of secured note payable to a related party	0	(2,750,000)
Proceeds from secured notes payable	250,000	7,350,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,816	1,443,813

NET (DECREASE)/INCREASE IN CASH	(234,204)	2,151,463

CASH – BEGINNING OF PERIOD	610,884	512,711

CASH – END OF PERIOD	$376,680	$2,664,174

Cash paid during the period for:
Interest	$331,665	$251,671
Income taxes	$14,587	$0

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Extinguishment of derivative liabilities	$6,539,023	$0
Reduction of long-term debt through conversion into stock - Laurus	$117,596	$0
Laurus option conversion	$100,000	$0
Tax benefit on Laurus option conversion	$4,900	$0
Recognition of embedded derivative liabilities, net of effect of maturity deferral of $311,832	$0	$7,368,895
Recognition of discount on secured convertible note,net of effect of maturity deferral of $134,004	$0	$6,644,207
Capitalized gain on extinguishment of secured note payable – related party	$0	$1,122,794
Financing cost related to guaranties of CEO remunerated through sale of discounted shares	$0	$1,195,708
Property and equipment acquired through financing	$0	$217,912
Account receivable repurchased in connection with refinancing	$0	$189,197
Paid-in capital arising from reduction in derivative option liability on option exercise	$0	$135,000
Capitalized cancellation of put right relating to redeemable common stock	$0	$76,089
Financing cost related to issuance of options to preferred stockholders	$0	$44,650

See notes to consolidated financial statements

WINDSWEPT ENVIRONMENTAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the “Company”) and its subsidiaries, Trade-Winds Environmental Restoration, Inc. (“Trade-Winds”) and North Atlantic Laboratories, Inc. All inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of March 31, 2007, the results of operations for the three and nine months ended March 31, 2007 and the thirteen and thirty-nine weeks ended March 28, 2006 and cash flows for the nine months ended March 31, 2007 and the thirty-nine weeks ended March 28, 2006 have been included. Certain prior period amounts have been reclassified to conform to the March 31, 2007 presentation.

The results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2006.

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

When options or warrants to purchase the Company’s common stock are used as incentives for employees, officers or directors, the Company now uses the fair value method required by SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company disclosed the pro forma effects in accordance with SFAS No. 123. During the nine months ended March 31, 2007, the Company did not issue any stock-based compensation.

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

3.
NET (LOSS)/ INCOME PER COMMON SHARE -Basic and diluted (loss)/ income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the basic and diluted (loss) per share for the three and nine months ended March 31, 2007 and the thirteen and thirty-nine weeks ended March 28, 2006, respectively:

	Three Months Ended	Thirteen Weeks Ended	Nine Months Ended	Thirty-Nine Weeks Ended
	March 31, 2007	March 28, 2006	March 31, 2007	March 28, 2006
Numerator:
Net (loss)/ income attributable to common shareholders	$(846,451)	$(3,382,233)	$11,044,542	$(3,471,926)
(Deduct)/Add:
Mark-to-market gain	-	-	(15,721,986)	-
Interest on convertible debt	-	-	739,724	-
Income tax effect	-	-	-	-
Dividends on preferred stock	19,500	19,500	58,500	58,500
Net (loss)/ income attributable to common shareholders and assumed conversion	$(826,951)	$(3,362,733)	$(3,879,220)	$(3,413,426)
Denominator:
Share reconciliation:
Shares used for basic income/(loss) per share	36,904,703	33,571,215	34,615,597	33,343,615
Effect of dilutive items:
Stock options/warrants	-	-	-	-
Convertible debt	-	-	-	-
Shares used for diluted loss/ income per share	36,904,703	33,571,215	34,615,597	33,343,615
Net (loss)/income per share:
Basic and diluted	$(.02)	$(.10)	$(.11)	$(.10)

The diluted loss per share for the three and nine months ended March 31, 2007 excludes from the calculation 79,996,452 shares issuable upon the exercise of stock options and warrants and 25,395,710 shares issuable upon the conversion of convertible securities, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company’s net loss after adjusting for the embedded derivatives income effect during this period.

4.	PROVISION FOR INCOME TAXES - The provision for income taxes for the three and nine months ended March 31, 2007 and the thirteen and thirty-nine weeks ended March 28, 2006 consists of the following:

	Three Months Ended	Thirteen Weeks Ended	Nine Months Ended	Thirty-Nine Weeks Ended
	March 31, 2007	March 28, 2006	March 31, 2007	March 28, 2006

Federal - current	$(208,724)	$282,230	$(1,535,953)	$2,517,854
State - current	(6,371)	117,624	8,569	1,049,356
Total	$(215,095)	$399,854	$(1,527,384)	$3,567,210

The effective rate for income taxes differs from the statutory rate primarily as a result of the 100% valuation allowance against deferred tax assets. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized.

5.
CONTINGENCIES - The Company is a plaintiff in approximately 19 lawsuits, including those described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, claiming an aggregate of approximately $7,500,000 pursuant to which it is seeking to collect amounts it believes are owed to it by customers, included in its accounts receivable, primarily with respect to modifications to its scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $1,500,000.

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

The Note, together with the $250,000 non-convertible secured term note issued by us to Laurus in January 2007  and amended on April 18, 2007 for an additional $250,000 and described below in Note 7, Subsequent Events, are the only notes issued by the Company to Laurus that are currently outstanding. Payments made on the Note on the required due dates, and conversions on the Note, have reduced the current principal balance of the Note to $5,857,279 as of May 9, 2007.

On June 30, 2005, we issued a variable interest rate secured promissory note in the principal amount of  $500,000 to Spotless Plastics (USA), Inc. (“Spotless”), an affiliate of our previous majority stockholder and senior secured lender, bearing interest at LIBOR plus 1%.

Below is a summary of the material terms of the agreements governing the Laurus financing transaction, as amended through March 31, 2007.

Principal Borrowing Terms and Prepayment. Pursuant to the terms of the Note, which matures on June 30, 2009, the Company made, on the first day of each month, monthly payments of principal to Laurus in the amount of $229,687, plus interest, for the period from January 1, 2006 through June 30, 2006. For the period from July 1, 2006 through December 31, 2006, the Company was required to make interest payments only, which payments were made in cash or through partial conversion of the Note. Commencing January 1, 2007, until maturity, the Company is required to make monthly payments to Laurus of $100,000, first applied to interest and then to principal. Such payment for January 2007 was made through partial conversion of the Note. The interest portion of such payments for February and March 2007 was also made through a partial conversion of the Note. A waiver deferring payment through May 31, 2007, was received for the unpaid principal portion of such payments. In addition, if at any time after September 29, 2006, the Company has a cash and cash equivalents balance over $1,000,000, 50% of any cash received by the Company in excess of such amount will be used to pay down principal of the Note. Principal repayments were originally due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $459,375 have been deferred until June 30, 2009. Laurus is required to convert such amounts into shares of the Company’s common stock, up to a maximum amount of $1,857,279, should all of the following conditions be satisfied:

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

The Note may be redeemed by the Company in cash by paying the holder of the Note 110% of the principal amount, plus accrued interest. As discussed below, the holder of the Note may convert a portion of the Note, together with related interest and fees, into fully paid shares of the Company’s common stock at any time, provided that, commencing September 29, 2006, the amount converted cannot exceed $1,942,175 ($1,857,279 as of the date of filing of this Form 10-Q). The number of shares to be issued shall equal the total amount of the Note to be converted, divided by an initial fixed conversion price of $.09.

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

Laurus has contractually agreed to restrict its ability to convert the Note and/or exercise its warrant and Options if such conversion and/or exercise would cause its beneficial ownership of shares of the Company’s common stock to exceed 9.99% of the outstanding shares of common stock which is null and void without notice to the Company upon the occurrence and during the continuance of an event of default or upon 61 days’ prior written notice to the Company. Since Laurus is irrevocably prohibited from waiving this 9.99% limitation, except as described above, even if the other conditions allowing the Company to pay in shares of common stock have been satisfied, if Laurus cannot or does not reduce its ownership of the Company’s common stock at a time when such reduction would be necessary to allow the Company to make a payment in shares of common stock, the Company would be required to pay Laurus in cash. This may have an adverse effect on the Company’s cash flow and liquidity.

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

•
a Securities and Exchange Commission (“SEC”) stop trade order or principal market trading suspension of the Company’s common stock in effect for 5 consecutive trading days or 5 days during a period of 10 consecutive trading days, if the Company is not able to cure such trading suspension within 30 days of receiving notice or are not able to list its common stock on another principal market within 60 days of such notice;

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

Non-Convertible Secured Note. On January 12, 2007, the Company issued a non-convertible secured term note to Laurus in the principal amount of $250,000. Interest is payable monthly commencing February 1, 2007 at per annum rate of 17.50% (plus an additional 5% per annum in the event of a default) and the principal is payable on January 12, 2008. The note is prepayable by us and provides Laurus with the option, in the event of a default, to demand repayment at 110% of the outstanding principal amount. In connection with the issuance of this note, on January 12, 2007, the Company also entered into a Reaffirmation and Ratification Agreement with Laurus, pursuant to which we acknowledged and ratified all of our obligations to Laurus under the securities purchase agreement and related documents. Pursuant to this Agreement, the obligations under the January 2007 note are subject to the terms of the security agreement between Laurus and the Company. A management fee of $8,750 was paid to Laurus in connection with this transaction.

7.	SUBSEQUENT EVENTS

On April 18, 2007, the non-convertible secured term note to Laurus described in the last paragraph of Note 6, was increased by an additional principal amount of $250,000. This addition is subject to the same terms and conditions as the original non-convertible secured term note. The additional net proceeds from this amended note is for the expansion of the Company’s residential business in Suffolk County New York, including purchases of capital equipment, advertising and marketing. A management fee of $8,750 was paid to Laurus in connection with this transaction.

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

Our revenues are derived primarily from providing emergency response, remediation and disaster restoration services to new and repeat customers on time and materials basis or pursuant to fixed-price contracts, including in connection with sudden catastrophes, such as in connection with the services that we provided in the aftermath of Hurricanes Katrina and Wilma. In the three and nine months ended March 31, 2007 and in the prior fiscal year, substantially all of our revenues were derived from time and materials contracts. Since most of our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of our projects are performed on a time and materials basis. Under our time and materials contracts, we charge our customers for labor, equipment usage, allocated overhead and a markup relating thereto. Our cost of revenues consists primarily of labor and labor-related costs, insurance, benefits, travel and entertainment, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment.

Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, sales, office and officer salaries, and marketing and consulting fees.

We have encountered difficulty with cash collections and slow cash flow due primarily to factors including:

•	customers refusing to pay prior to receiving insurance reimbursements;

•	customers’ facility managers needing to wait for insurance adjustors to approve work before the remission of payment; and

•	certain customers refusing to pay in connection with disputed work modifications.

In an effort to enhance our cash flows, we have implemented improvements in our billing and invoicing procedures as follows:

•	we generally do not commence projects until we have a fully executed contract;

•	our contracts provide that our customers are directly obligated for our services;

•	we require client approval with respect to the work performed or to be performed;

•	we seek deposits or mobilization fees for our time and materials contracts;

•	we engage local legal counsel in the areas in which we operate in order to file liens against customers’ real property in the event of contract disputes; and

•	all invoices submitted for payment are reviewed for proper documentation.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal year ended June 30, 2006, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and our unaudited interim consolidated financial statements for our fiscal three and nine months ended March 31, 2007 and the thirteen and thirty-nine weeks ended March 28, 2006. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for embedded derivative liabilities, stock-based transactions, revenue recognition, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

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

Stock-Based Transactions- When options or warrants to purchase our common stock are used as incentives for employees, officers or directors, we now use the fair value method required by SFAS No.123R. The accompanying financial statements reflect the adoption of this pronouncement as of the beginning of fiscal 2006, as required.

The fair value of options or warrants to purchase our common stock is now exclusively determined using the Black- Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black Scholes uses five variables to determine market value as follows:

•	exercise price (the price to be paid for a share in our stock);

•	price of our stock on the day the options or warrants are granted;

•	the expected number of days that the options or warrants will be held before they are exercised, based on the average of their vesting and contractual periods;

•	trading volatility of our stock, based on historical prices for a retrospective period equal to the expected holding period together with certain other factors, as applicable; and

•	the annual risk-free interest rate on the day the option or warrant is granted for the expected holding period.

The determination of expected volatility requires management to make certain estimates and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

Revenue Recognition- Revenue derived from services provided to customers over periods of less than one month is recognized when billed.

Revenue from claims, such as claims related to disputed work modifications, is recognized where realization is probable and the amount can be reliably estimated, based upon meeting the following conditions:

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

Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of March 31, 2007 and June 30, 2006. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of our deferred tax assets, we record the estimated net realizable value of our deferred tax assets at that time and provide for income taxes at our combined federal and state effective rates.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 and thirteen weeks ended March 28, 2006

Revenue

Total revenues for the three months ended March 31, 2007 decreased by $4,148,964, or 57.5%, to $3,064,582 from $7,213,546 for the thirteen weeks ended March 28, 2006. This decrease in revenue was primarily attributable to a decrease of $3,406,132 in our emergency, disaster response and remediation work (e.g. hurricane-related work) and a decrease of $770,105 in emergency spills and soil remediation work. During the thirteen weeks ended March 28, 2006, we realized significant revenues from the services that we provided in the Gulf Region in the aftermath of Hurricanes Katrina and Wilma. In contrast, there was no hurricane work during the most recent quarter, which adversely affected revenue levels. The decrease in the quarter ended March 31, 2007 from the comparable year ago period in emergency spills and soil remediation work was due to the mild winter in the northeast which resulted in fewer such fuel spills. These decreases were partially offset by a $98,628 increase in training and air monitoring work.

Cost of Revenues

Cost of revenues decreased $1,245,650 or 33.0%, to $2,533,293 for the three months ended March 31, 2007 as compared to $3,778,943 for the thirteen weeks ended March 28, 2006. This decrease was primarily attributable to lower project manager and direct labor costs, including fringe benefits ($552,816), costs of subcontractors ($332,072) and supplies, materials and other direct costs ($319,732) due to no hurricane related work, partially offset by increased insurance expenses ($98,705). Our cost of revenues consists primarily of labor and labor-related costs, payroll taxes and benefits, training, job-related insurance costs, travel and travel-related costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

Gross Profit

Gross profit decreased by $2,903,314, or 84.5%, to a profit of $531,289, or 17.3% of total revenues, for the three months ended March 31, 2007, as compared to a gross profit of $3,434,603, or 47.6% of total revenues, for the thirteen weeks ended March 28, 2006. This decrease in gross profit was due primarily to the factors described above in relation to the substantial decrease in our revenue offset in part by a decrease in our cost of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $621,745, or 38.5%, to $995,176 for the three months ended March 31, 2007 from $1,616,921 for the thirteen weeks ended March 28, 2006 and constituted approximately 32.5% and 22.4% of revenues in such periods, respectively. This reduction was mainly due to a decrease in the provision for doubtful accounts of $116,308, a $397,725 decrease in professional fees and a $101,164 decrease in direct rent allocation. These were partially offset by an increase of $89,988 in sales salaries, benefits and expenses. The selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, sales, office and officer salaries and benefits and marketing and consulting fees.

Mark-to-Market Gain on Embedded Derivative Liabilities

We had no derivative liabilities for the three months ended March 31, 2007 and therefore no gain or loss, as compared to a loss of $4,467,838 during the thirteen weeks ended March 28, 2006, as a result of an increase in our common stock prices during the period.

Interest Expense

Interest expense increased by $64,816, or 12.6%, to $578,228 for the three months ended March 31, 2007 from $513,412 for the thirteen weeks ended March 28, 2006. All of the increase was due to Laurus financing.

Gain on Extinguishment of Embedded Derivatives and Exercise of Options

There was no extinguishment of embedded derivatives and exercise of options during the three months ended March 31, 2007. During the three months ended March 28, 2006, there was a gain on the extinguishment of embedded derivatives of $606,624 due to the decrease of the valuation of the Company’s common stock during the period. A loss of $449,850 was recognized during the March 28, 2006 period by virtue of the exercise of options by Laurus.

Benefit / Provision for Income Taxes

The benefit for income taxes for the three months ended March 31, 2007 was $215,095 as compared to a provision of $399,854 for the thirteen weeks ended March 28, 2006. This difference was the result of a loss in operations in the current quarter as compared to a taxable profit in the prior year, when we had an income tax liability.

Nine-months ended March 31, 2007 and thirty-nine weeks ended March 28, 2006

Revenue

Total revenues for the nine months ended March 31, 2007 decreased by $22,520,376, or 74.8%, to $7,571,851 from $30,092,227 for the thirty-nine weeks ended March 28, 2006. This decrease was primarily attributable to $20,842,104 of revenues in the thirty-nine weeks ended March 28, 2006 from work relating to Hurricane Katrina and Hurricane Wilma, as compared to no hurricane-related work in the recent nine-month period, a decrease of $248,939 in spill-related work and a decrease of $1,960,641 in asbestos, lead and mold work. This decrease was partially offset by a $324,495 increase in training and air monitoring work.

Cost of Revenues

Cost of revenues decreased by $8,823,331, or 53.9%, to $7,531,592 for the nine months ended March 31, 2007 as compared to $16,354,923 for the thirty-nine weeks ended March 28, 2006. The higher cost of revenues in the year ago period was primarily attributable to labor and other costs relating to our work in connection with Hurricanes Katrina and Wilma. Our cost of revenues consists primarily of labor and labor-related costs, payroll taxes and benefits, training, job-related insurance costs, travel and travel-related costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

Gross Profit

Gross profit decreased by $13,697,045, or 99.7%, to $40,259, or 0.5% of total revenues, for the nine months ended March 31, 2007, as compared to $13,737,304, or 45.7%, of total revenues for the thirty-nine weeks ended March 28, 2006. This decrease in gross profit was due primarily to the factors described above in relation to the substantial decrease in our revenue offset in part by a lower decrease in our cost of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $2,233,393, or 31.6%, to $4,843,622 for the nine months ended March 31, 2007 from $7,077,015 for the thirty-nine weeks ended March 28, 2006 and constituted approximately 64.0% and 23.5% of revenues in such periods, respectively. This decrease was almost entirely due to:

•
the adoption of SFAS No. 123R, and the related inclusion in operating expenses of $1,450,389, the fair value of options vesting during the thirty-nine weeks ended March 28, 2006. All but $56,250 of this unusually large amount of option expense arose from the employment-related option to purchase 15,469,964 shares granted to our chief executive officer, which grant of options was a required condition of the Laurus financing; and

•	a decrease of $660,756 in professional fees and $111,040 in bad debt expense.

Partially offsetting these decreases were an increase of $290,513 in sales salaries and benefits and an increase of $61,498 in advertising and marketing expenses.

The substantial increase in this expense element as a percentage of revenues was due to the reduction in revenues without a commensurate decrease in these expenses.

Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, sales, office and officer salaries and related benefits, including stock-based compensation, insurance, marketing and all other office-and administrative-related expenses.

Mark-to Market Gain on Embedded Derivative Liabilities

The ending of derivative accounting during the three months ended September 30, 2006 resulted in a mark-to-market gain on the embedded derivatives in the amount of $15,721,986 for the nine months ended March 31, 2007, principally driven by the decrease in our common stock prices as compared to a loss of $3,276,205 during the thirty-nine week period ending March 28, 2006, primarily as a result of the increase in our stock price during such period.

Interest Expense

Interest expense decreased by $588,679, or 19.9%, to $2,369,950 for the nine months ended March 31, 2007 from $2,958,629 for the thirty-nine weeks ended March 28, 2006. Substantially all of the decrease was due to Laurus financing and the application of derivative accounting. The significant components of the decrease were reductions in interest expense recorded on the Laurus note and the related derivative liabilities of $197,775 and amortization of the note discount of $422,182. These decreases were offset by interest on obligations due to Spotless of $24,077.

Gain (Loss) on Extinguishment of Embedded Derivatives and Exercise of Options

The extinguishment of embedded derivatives during the nine months ended March 31, 2007 resulted in a gain of $987,105. This was due to the decrease in the valuation of the Company’s common stock from the June 30, 2006 mark-to-market valuation. In the thirty-nine weeks ended March 28, 2006, a loss of $449,850 was recognized due to an increase in the Company’s common stock by virtue of the exercise of options by Laurus.

Provision for Income Taxes

The benefit for income taxes for the nine months ended March 31, 2007 was $1,527,384 as compared to a provision for income taxes of $3,567,210 for the thirty-nine weeks ended March 28, 2006. This difference was the result of a loss from operations in the nine months ended March 31, 2007 as compared to a taxable profit for the thirty-nine weeks ended March 28, 2006, primarily attributable to hurricane-related work in that period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had a cash balance of $376,680, working capital of $2,401,441 and stockholders’ equity of $1,118,826. As of June 30, 2006, we had a cash balance of $610,884, a working capital deficit of $20,220,862 (including derivative liabilities of $27,163,901) and a stockholders’ deficiency of $16,749,348. We realized a net income of $11,103,042 for the nine months ended March 31, 2007 (including a gain on embedded derivatives of $15,721,986). The reduction in cash was due to the need to cover operating losses. We will be dependent upon collection of accounts receivable, improvements in operating results and cash flow and/or further financings to generate cash to finance operations.

Accounts receivable, net of allowance for doubtful accounts, at March 31, 2007 and June 30, 2006, were $7,463,197 and $11,235,904, respectively. For these periods, approximately $2,588,000 and $5,089,000, respectively, of these amounts were disputed claims subject to collection litigation, primarily related to disputes over modifications of our work.

Net cash used in operating activities was $121,361 for the nine months ended March 31, 2007, as compared to net cash provided by operations of $1,793,167 for the thirty-nine weeks ended March 28, 2006. Accounts receivable decreased by $5,078,225, or 40.5%, as of March 31, 2007 to $7,463,197, from $12,541,422 as of March 28, 2006, primarily due to sales decreases. Accounts payable and accrued expenses increased by $216,265, or 8.2%, as of March 31, 2007 to $2,861,042, from $2,644,777 as of March 28, 2006, primarily due to the increased fixed overhead costs with lower sales receipts with which to pay these expenses.

Net cash provided by financing activities for the nine months ended March 31, 2007 was $44,816 primarily due to receipts from a secured note from Laurus of $250,000 offset by payments of long term debt of $157,237 and cancellation of a liability to a related party of $39,197. This is compared to cash provided by financing activities of $1,443,813 for the thirty-nine weeks ended March 28, 2006 as a result of $7,350,000 received in connection with our debt restructuring with Laurus, which was used to pay related transactions and other expenses in the amount of $2,314,172 and repayment of indebtness to Spotless of $2,750,000 as well as principal payments of the secured note.

Cash used in investing activities for the nine months ended March 31, 2007 was $157,659 as compared to $1,085,317 for the thirty-nine weeks ended March 28, 2006. The expenditures in 2007 for property and equipment was $346,856 for leasehold improvements in our new office and warehouse facilities, net of proceeds from third-party receivables in the amount of $189,197. The expenditures for the thirty-nine weeks ended March 28, 2006 was due to the cost of equipment purchased to perform work in the Gulf Coast region. At this time, we do not have any other material commitments or plans for capital expenditures except for possible additional leasehold improvements at our new facilities. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, as may be required in connection with rendering our services in the future.

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

•
generate positive cash flow from operations. We seek to obtain profitable contracts that generate gross profits more than sufficient to pay our expenses as well as addressing our difficulty with cash collections and slow cash flow.

We have experienced difficulties with cash collections and slow cash flow due primarily to factors including:

•	customers refusing to pay prior to receiving insurance reimbursements;

•	customers’ facility managers needing to wait for insurance adjustors to approve work before the remission of payment; and

•	certain customers refusing to pay in connection with disputed work modifications.

Due to working capital constraints, we have requested and received from Laurus a waiver through May 31, 2007 for the unpaid principal payments of our February and March payment obligations. There is no guarantee that such waivers will be extended past this date.

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

The Note, together with the aggregate $500,000 non-convertible secured note issued by us to Laurus in January 2007 and April 2007 (see Note 7, Subsequent Events) are the only notes issued by us to Laurus that are currently outstanding. Payments made on the Note on the required due dates, and conversions on the Note, have reduced the current principal balance of the Note to $5,857,279 as of May 9, 2007.

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

The table below summarizes contractual obligations and commitments as of March 31, 2007, including principal and interest payments on our debt:

	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Operating Leases	$3,543,193	$582,248	$1,142,823	$1,043,075	$775,047

Capitalized Leases-Principal	219,317	130,093	89,224	-	-

Capitalized Leases- Interest	13,137	10,526	2,611	-	-

Laurus Note-Principal	5,857,279	900,122	4,957,157	-	-

Laurus Note-Interest Expense	939,270	496,033	443,237	-	-

Laurus Non-Convertible Note-Principal	250,000	250,000	-	-	-

Laurus Non-Convertible Note-Interest	34,635	34,635	-	-	-

Spotless Note-Principal	500,000	432,401	67,599	-	-

Spotless Note-Interest Expense	78,872	17,599	61,273	-	-

Total	$11,435,703	$2,853,557	$6,763,924	$1,043,075	$775,047

The above amounts are based on assumed interest payments reflecting:

•	the Laurus note at a rate of 10.25% per annum on convertible balance and 2.25% per annum on non-convertible balance;

•	the Spotless note at a rate of 6.36% per annum; and

•	an aggregate of $219,317 of other long-term debt with maturities ranging from 2 months to 34 months for financed trucks and vehicles with interest rates ranging from 0.01% to 13.99%.

Off-Balance Sheet Arrangements

Although we do not have any financing arrangements that have not been recorded in our financial statements, our transaction with Laurus resulted in a discount that reduced the carrying value on our balance sheet of our debt obligation. As of March 31, 2007, the Note had a principal balance of $5,857,279 with a corresponding discount of $1,077,024, resulting in a carrying amount of $4,780,255 on our balance sheet. Of this amount, $734,609 is included as a current liability and $4,045,646 is a long-term liability.

Effect of Inflation

Although inflation did not have a material impact on our operations for the nine months ended March 31, 2007, we did experience an increase of 2.6% in fuel costs due to increased gasoline prices.

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

Interest Rate Sensitivity - Interest rate risk is the risk that interest rates on our debt are fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The Laurus Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve-month period and if our registration statement registering the shares of our common stock issuable to Laurus has been declared effective by the SEC, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless, bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 2 months to 34 months aggregating to $219,317 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $66,000 annually. This hypothetical calculation reflects the assumed interest payments for the:

•	Note at a rate of 10.25% per annum;

•	Spotless note at a rate of 6.36% per annum; and

•	Various other debt for financed trucks and vehicles with maturities ranging from 2 months to 34 months with interest rates ranging from .01% to 13.99%.

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

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

We are a plaintiff in approximately 19 lawsuits claiming an aggregate of approximately $7,500,000 pursuant to which we are seeking to collect amounts we believe are owed to us by customers that are included in our accounts receivable, primarily with respect to modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $1,500,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are included as part of this report:

10.1	Amended and Restated Secured Term Note, dated April 17, 2007, issued by Windswept to Laurus in the principal amount of $500,000.

10.2	Reaffirmation and Ratification Agreement, dated April 17, 2007, between Windswept and Laurus.

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a).

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 302(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSWEPT ENVIRONMENTAL GROUP, INC.

Date: May 21, 2007	By:	/s/ Michael O’Reilly
MICHAEL O’REILLY
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2007	By:	/s/ Arthur J. Wasserspring
ARTHUR J. WASSERSPRING
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Secured Term Note, dated April 17, 2007, issued by Windswept to Laurus in the principal amount of $500,000.

10.2	Reaffirmation and Ratification Agreement, dated April 17, 2007, between Windswept and Laurus.

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a).

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 302(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.