Form 10-K
period 2007-06-30
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2007-10-15
CIK 814915

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Registrant’s telephone number, including area code: (631) 289-5500

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,886,882

As of September 27, 2007, the issuer had 41,986,396 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Introductory Comment - Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of our operations. Actual results could differ materially from any expectation, estimate or projection conveyed by these statements and there can be no assurance that any such expectation, estimate or projection will be met. Numerous important factors, risks and uncertainties effect our operating results and could cause actual results to differ from the results implied by these or any other forward looking statements. These potential factors, risks and uncertainties include, among other things, such factors as:

•	the market acceptance and amount of sales of our services;
•	our success in increasing revenues and, except for special circumstances, reducing expenses;
•	the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services we provide;
•	our ability to service our debt and other financial obligations;
•	the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation;
•	our ability to obtain and manage new and large projects;
•	the competitive environment within the industries in which we operate;
•	our ability to raise or access capital;
•	our ability to continue as a going concern;
•	our ability to effectively implement and maintain our internal controls and procedures;
•	our dependence on key personnel;
•	our ability to timely collect our accounts receivable;
•	our ability to attract and retain qualified personnel; and
•	the other factors and information disclosed and discussed under the “Risk Factors” section of Item 1 and in other sections of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

General

We, through our wholly-owned subsidiaries, provide a full array of emergency response, remediation and disaster restoration services to a broad range of clients. We have expertise in the areas of:

•	hazardous materials remediation,
•	microbial remediation, including halting mold, mildew and bacterial growth;
•	testing, including the gauging and monitoring of moisture and humidity levels;
•	toxicology;
•	training, including providing project management and expert consultation to our customers;
•	wetlands restoration;
•	wildlife and natural resources rehabilitation;
•	asbestos and lead abatement;
•	technical advisory services; and
•	restoration and site renovation services, including:
o	on-location blast freezing;
o	off-site freeze drying to restore documents;
o	dehumidification services; and
o	drying and restoration of structures, furnishings and equipment.

Our revenues are derived primarily from projects providing emergency response, remediation and disaster restoration services to new and repeat customers either on a time and materials basis or pursuant to a fixed price contract. Since most of our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of our projects are performed on a time and materials basis. In fiscal 2007, substantially all of our revenues were derived from time and materials contracts. Under our time and materials contracts, we charge our customers for labor, equipment usage and allocated overhead.

With the exception of our efforts relating to Hurricanes Katrina and Wilma during fiscal 2006, we have principally marketed our services in the northeastern United States. We obtain our business through client referrals, cross-selling of services to existing clients, sponsorship of training and development programs, professional referrals, including from insurance companies, architectural and engineering firms and construction management firms for whom we have provided services, competitive bidding and/or advertising. We have endeavored to stimulate internal growth by expanding services to our existing customer base and by marketing ourselves to prospective customers as a multiple-service company with immediate response capabilities. In our marketing efforts, we emphasize our experience, industry knowledge, safety record, reputation and competitive bidding. In connection with our response to Hurricane Katrina, we launched a multimedia marketing campaign, including radio and newspaper advertising and a public relations program, to inform residents of New Orleans and the surrounding gulf coast areas about our services.

We believe that we have assembled the resources, including key environmental professionals, construction managers, and specialized equipment to become a leader in the expanding worldwide emergency services market. We further believe that few competitors provide the diverse range of services that we provide on an emergency response basis. We believe that our breadth of services and our emergency response capability have positioned us for growth in this expanding market. In the New York metropolitan area, we believe that we are able to perform all the tasks necessary to rapidly restore a property to pre-loss conditions, thus minimizing dislocation, downtime and business interruption. In other geographic areas, we perform all of these services except reconstruction.

In order to address the needs of our customers, both commercial and residential, we have dedicated ourselves toward the strategic integration of all of our services in an effort to provide immediate remedial responses to a wide variety of natural and man-made disasters, including hurricanes, floods, fire, smoke, wind, oil and chemical spills, biological hazards, explosions and radiological releases. As a result, we provide our customers with the capability to respond to a wide variety of natural or man-made catastrophes. We are capable of responding in this manner by virtue of our 24-hour call center and teams of diversely skilled and trained responders. In addition, we have an extensive array of equipment available to these responders on a 24-hour basis, and this equipment enables our responders to assess and control damage, safeguard structures, remediate damage and restore property, irrespective of the type of emergency, with minimized down time. We also provide our own turn-key remediation services for all kinds of property damage or hazardous waste contamination, which enhances our ability to respond to emergencies by virtue of avoiding the delays associated with sub-contracting these specific services. When responding to emergencies, we generally:

•	secure the site and implement loss prevention measures;
•	determine priorities;
•	work closely with property owners to formulate remediation and restoration plans that facilitate normal operations as much as possible;
•	develop a project schedule and cost estimate;
•	assemble project teams;
•	deploy necessary equipment and personnel; and
•	implement remediation and restoration measures.

We have agreed to become the on-call responder for a growing number of prospective commercial customers that have entered into emergency response arrangements with us. Pursuant to these arrangements, we have agreed to provide priority service to these parties to the extent they select us as their provider, which they are not obligated to do by the terms of their arrangements. We believe that these arrangements facilitate our responsiveness and efficiency when we are engaged by such customers because as part of this process we:

•	gain knowledge of such prospective customers’ businesses and likely needs;
•	become familiar with such prospective customers’ site plans and logistics, such as road access, water and electrical supply, building layout and potential hazards; and
•	centralize communications between us and such prospective customers’ representatives.

Company Background

We were incorporated under the laws of the state of Delaware on March 21, 1986 under the name International Bankcard Services Corporation. On March 19, 1997, we changed our name to our present name. Our principal executive offices are located at 895 Waverly Avenue, Holtsville, New York, 11742. Our telephone number is (631) 289-5500.

In December 1993, we acquired Trade-Winds Environmental Restoration Inc., an asbestos abatement and lead remediation company. On February 24, 1997, we acquired North Atlantic Laboratories, Inc., a certified environmental training, laboratory testing and consulting company. Trade-Winds is our primary operating subsidiary.

In February 2004, we purchased certain assets of an environmental remediation business in Florida for $75,000. These assets included office equipment, a telephone account, telephone and facsimile numbers and the assumption of an office lease. These assets formed the core of our Florida office.

On June 30, 2005, we entered into a financing transaction with Laurus Master Fund, Ltd. pursuant to the terms of a securities purchase agreement and related documents. Under the terms of the financing transaction, we issued to Laurus a secured convertible term note in the principal amount of $5,000,000, a twenty-year option to purchase 30,395,179 shares of our common stock at a purchase price of $.0001 per share, and a seven-year warrant to purchase 13,750,000 shares of our common stock at a purchase price of $0.10 per share. After consummating the transaction on June 30, 2005, Laurus subsequently provided additional financing to us on the same terms and conditions in the aggregate principal amount of $2,350,000.

On September 29, 2006, we entered into an omnibus amendment with Laurus and amended and restated the note. The omnibus amendment and note improved for us certain terms of the original agreements between the parties and eliminated the authorized share deficiency that caused the necessity of applying derivative liability accounting, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In connection with the omnibus amendment, we issued Laurus an option to purchase 11,145,000 shares of common stock at a nominal exercise price.

Concurrently with the initial Laurus financing, on June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., an affiliate of our previous majority stockholder and senior secured lender, bearing interest at LIBOR plus 1%. In addition, a portion of the proceeds from the Laurus financing were used to repay amounts owing to Spotless.

In January 2007 and April 2007, we issued non-convertible secured term notes to Laurus in the principal amount of $250,000 each (for an aggregate principal amount of $500,000), bearing interest at 17.50% per annum. Both are due in January 2008. Subsequent to year end (July 2007), we issued a non-convertible secured term note to Laurus in the principal amount of $100,000 bearing the same terms and conditions.

On September 5, 2007, we purchased certain assets and assumed selected liabilities of a company in Wilmington, North Carolina that provides disaster recovery and reconstruction services in the Mid-Atlantic region of the United States. This company also specializes in the cleaning and decontamination of HVAC systems and associated ductwork. We formed a new wholly-owned subsidiary, Environmental Restoration, Inc., to make this purchase. The employees of the former company are now employed by the new subsidiary.

On September 16, 2007, we purchased selected assets of a disaster recovery solutions company that works with clients on a pre-loss basis to achieve cost-effective solutions in the event of a loss. We formed a new wholly-owned subsidiary, RestoreNet, Inc. to make this purchase. The new subsidiary will seek to provide and maintain a worldwide network of premier disaster recovery vendors that are leaders in their respective disciplines.

Operations

In order to position ourselves into stronger and more profitable markets, we have evolved from an asbestos abatement contractor to a hazardous materials clean-up and natural resource restoration firm, and finally, to a full service emergency response provider. We provide a broad range of services through vertically integrated businesses in the service areas described below:

•	Emergency Response and Catastrophe Restoration
•	Microbial Remediation
•	Site Restoration
•	Mold Contamination Remediation
•	Commercial Drying
•	Natural Resource/Wetlands Restoration/Wildlife Rehabilitation
•	Forensic Investigation
•	Asbestos Abatement
•	Fire and Flood Restoration
•	Demolition
•	Lead Abatement
•	Underground Storage Tank Removal
•	Soil Remediation
•	Oil Spill Response - Land and Marine
•	Hazardous Waste/Biohazard Clean-up
•	Chemical Spill Response
•	Duct Cleaning
•	Indoor Air Quality Investigation
•	Environmental and Health and Safety Training

•	Environmental Testing
•	Environmental Consulting Services

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

In order to provide environmental remediation and other services necessitated by the aftermath of Hurricane Katrina, in September 2005, we mobilized over sixty employees to the gulf coast region. Trade-Winds Environmental Restoration Inc., one of our wholly owned subsidiaries, leased, on a short-term basis, five premises to serve as a satellite office, regional command center, training center and housing for our employees in Louisiana. In view of the completion of our projects in this region, we have reduced the number of full-time employees in Louisiana to two and allowed all but one of these leases to expire.

In an effort to enhance our cash flows from operations, beginning fiscal 2005, we began implementing improvements in our billing and invoicing procedures as follows:

•	we generally do not commence projects until we have a fully executed contract;
•	our service contracts provide that our customers are directly obligated for our services;
•	we require client approval with respect to the work performed or to be performed;
•	we generally seek deposits or mobilization fees for our time and materials contracts;
•	we engage local legal counsel in the areas in which we operate to file liens against customers’ real property in the event of contract disputes; and
•	all invoices submitted for payment are reviewed for proper documentation.

We believe that our comprehensive emergency response abilities have expanded our customer base to include those entities that value immediate response, enhanced capabilities and customer service. Our customers have included Fortune 500TM companies, insurance companies, industrial businesses, construction companies, oil companies, utilities, banks, school districts, state, local and county governments, commercial building owners, real estate developers and residential real estate owners.

Health professionals have been aware of the adverse health effects of exposure to mold for decades, but the issue has gained increased public awareness in recent years. Studies indicate that 50% of all homes contain mold and that the dramatic increase in asthma over the past 20 years can be attributed, at least in part, to mold exposure. Our current focus is on mold remediation in both commercial and residential structures. Our experience includes identification and development of remediation plans, detailing methods and performing microbial (e.g. mold and fungus) abatement in commercial, residential, educational, medical and industrial facilities. These activities include decontamination, application of biocides and sealant, removal of building systems (e.g. drywall and carpet), duct cleaning, and disposal of building furnishings.

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

Generally, customers with specific needs for emergency services have represented a substantial portion of our target market in a given year. During the fiscal years ended June 30, 2007, June 30, 2006, and June 28, 2005, we recognized net sales to significant customers as set forth below:

Major Customers	June 30, 2007	June 30, 2006	June 28, 2005
Customer A	21%	28%	19%
Customer B	9%	12%	4%
Customer C	6%	4%	4%

Customer A represents the most significant customer in each specified fiscal year; Customer B, the second most; and Customer C, the third most. In each year Customers A, B and C were different entities from the other years.

We expect to continue to be dependent on a few customers and/or the incurrence of large projects, which customers may vary from year to year. While we obtain repeat business from certain customers, the level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of our services. In view of the nature of our business, we believe that the loss of any single customer would not have a material adverse effect on our financial condition and results of operations, unless the revenues generated from any such customer were not replaced by revenues generated by other customers. See “Risk Factors”.

In order to provide emergency response services, it is necessary for us to employ a professional staff and to maintain an inventory of vehicles, equipment and supplies. We currently maintain a fleet of 24 spill response vessels with skimmer, diving and booming capabilities, 100 vehicles (including vacuum trucks, a life raft, earth moving equipment, supply trucks, drilling vehicles and campers) and 40 trailers equipped with various capabilities (such as a mobile wildlife clinic).

Competition

The environmental and restoration industries in the United States have developed rapidly since the passage of the Resources Conservation and Recovery Act of 1976 and are highly competitive. We believe that the industry is going through a rapid transition resulting from several mergers and consolidations during the last several years. Several large companies have emerged from this transition period, but we believe that the industry still has numerous small and medium-sized companies serving niche markets according to geography, industry, media (e.g. air, water and soil), and technological specialization (e.g. bioremediations). We differentiate ourselves from our competitors by providing some unique services (such as wildlife rehabilitation, natural resource recovery, water spill clean-up, microbial remediation, forensic testing and biohazard clean-up) and complementary packages of services. For example, our oil spill response service line includes our wetlands/natural resource restoration, laboratory and construction-related services. We further believe that our turnkey approach to the emergency response business provides a distinct advantage over our competition.

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

Our ability to compete effectively depends upon our success in networking and generating leads and bidding opportunities through our marketing efforts; the quality, safety and timely performance of our contracts; the accuracy of our bidding; our ability to hire and train field operations and supervisory personnel; and our ability to generate sufficient capital to hire and retain personnel with requisite skills, meet our ongoing obligations, and promote growth. See “Risk Factors”.

Marketing and Sales

With the exception of our efforts relating to Hurricanes Katrina and Wilma during fiscal 2006, we have principally marketed our services in the northeastern and occasionally southeastern United States. We obtain our business through client referrals, cross-selling of services to existing clients, sponsorship of training and development programs, professional referrals, including from insurance companies, architectural and engineering firms and construction management firms for whom we have provided services, competitive bidding and/or advertising. We have endeavored to stimulate internal growth by expanding services to our existing customer base and by marketing ourselves to prospective customers as a multiple-service company with immediate response capabilities. In our marketing efforts, we emphasize our experience, industry knowledge, safety record, reputation and competitive bidding. In connection with our response to Hurricane Katrina, we launched a multimedia marketing campaign, including radio and newspaper advertising and a public relations program, to inform residents of New Orleans and the surrounding gulf coast areas about our services. At the same time, we continued our on-going marketing program, as finances permitted, in an effort to establish and maintain business relationships.

Government Regulation

Our operations are subject to extensive regulatory supervision and licensing by the Environmental Protection Agency and various other federal, state, and local environmental authorities. These regulations directly impact the demand for the services we offer. We believe that we are in substantial compliance with all federal, state, and local regulations governing our business.

The Resource Conservation and Recovery Act is the principal federal statute governing hazardous waste generation, treatment, storage, and disposal. The Resource Conservation and Recovery Act, or the Environmental Protection Agency-approved state programs, govern any waste handling activities of substances classified as “hazardous.” Moreover, facilities that treat, store or dispose of hazardous waste must obtain a Resource Conservation and Recovery Act permit from the Environmental Protection Agency, or equivalent state agency, and must comply with certain operating, financial responsibility, and site closure requirements. Wastes are generally hazardous if they either are specifically included on a list of hazardous waste, or exhibit certain characteristics defined as hazardous, and are not specifically designated as non-hazardous. In 1984, the Resource Conservation and Recovery Act was amended to substantially expand its scope by, among other things, providing for the listing of additional wastes as “hazardous” and also for the regulation of hazardous wastes generated in lower quantities than had been previously regulated. The amendments imposed additional restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste and underground storage tanks, and provided for “corrective” action at or near sites of waste management units. Under the Resource Conservation and Recovery Act, liability and stringent operating requirements may be imposed on a person who is either a “generator” or a “transporter” of hazardous waste, or an “owner” or “operator” of a waste treatment, storage, or disposal facility.

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

The Comprehensive Environmental Response Compensation and Liability Act of 1980 authorizes the Environmental Protection Agency to identify and clean-up sites where hazardous waste treatment, storage, or disposal has taken place. The Comprehensive Environmental Response Compensation and Liability Act also authorizes the Environmental Protection Agency to recover the costs of such activities, as well as damages to natural resources, from certain classes of persons specified as liable under the statute. Liability under the Comprehensive Environmental Response Compensation and Liability Act does not depend upon the existence or disposal of “hazardous waste” as defined by the Resource Conservation and Recovery Act, but can be based on the existence of any number of 700 “hazardous substances” listed by the Environmental Protection Agency, many of which can be found in household waste. The Comprehensive Environmental Response Compensation and Liability Act assigns joint and several liability for cost of clean-up and damages to natural resources to any person who, currently or at the time of disposal of a hazardous substance, by contract, agreement, or otherwise, arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment, and to any person who accepts hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of such hazardous substances. Among other things, the Comprehensive Environmental Response Compensation and Liability Act authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. The Comprehensive Environmental Response Compensation and Liability Act created a fund, financed primarily from taxes on oil and certain chemicals, to be used by the federal government to pay for these clean-up efforts. Where the federal government expends money for remedial activities, it may seek reimbursement from the potentially responsible parties. Many states have adopted their own statutes and regulations to govern investigation and clean up of, and liability for, sites contaminated with hazardous substances.

In October 1986, the Superfund Amendment and Reauthorization Act was enacted. The Superfund Amendment and Reauthorization Act increased environmental remediation activities significantly. The Superfund Amendment and Reauthorization Act imposed more stringent clean-up standards and accelerated timetables. The Superfund Amendment and Reauthorization Act also contains provisions which expanded the Environmental Protection Agency’s enforcement powers and which encourage and facilitate settlements with potentially responsible parties. We believe that, even apart from funding authorized by the Superfund Amendment and Reauthorization Act, industry and governmental entities will continue to try to resolve hazardous waste problems due to their need to comply with other statutory and regulatory requirements and to avoid liabilities to private parties.

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

The Oil Pollution Act of 1990, which resulted from the Exxon Valdez oil spill and the subsequent damage to Prince William Sound, established a new liability compensation scheme for oil spills from onshore and offshore facilities and requires all entities engaged in the transport and storage of petroleum to maintain a written contingency plan to react to such types of events. Under the contingency plan, the petroleum products storage or transportation company must retain an oil spill response organization and a natural resources/wildlife rehabilitator. Oil spill response organizations are certified by the United States Coast Guard and receive designations based upon the level of their capabilities. In the event of an incident, the standby oil response organization must respond by being on site with containment capability within two to six hours of notification.

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

In 1992, in an effort to protect families from exposure to the hazards of lead-based paint, Congress amended the Toxic Substances Control Act to add Title X, titled “Lead Exposure Reduction.” Since May 1993, the Occupational Safety and Health Administration has had standards for lead exposure in the construction industry that requires testing before, during and after construction or renovation. The Occupational Safety and Health Administration estimates that 1,000,000 workers fall under its Lead Based Paint Hazard Reduction Act.

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

Among our many services, we provide training programs on environmental and safety hazards in the environmental, industrial and construction industry trades. These training programs are designed for use by supervisors, foremen, project safety and health trainers, construction workers and laborers. The training program includes the following topics:

•	sources of exposure;
•	health effects;
•	personal protective equipment and the medical surveillance required by the Occupational Safety and Health Administration; and
•	engineering controls and remediation procedures.

Our personnel and subcontractors also:

•	receive general and on-the-job training, which includes health effects, medical and safety procedures and personal protective equipment;
•	generally have at least three years of on-the-job experience in the field in which they are working; and
•	generally have at least a high school diploma or a vocational equivalent.

We designate a site safety officer to each project, and the site safety officer delegates authority to personnel at each project to facilitate effective implementation of our policies and procedures, including compliance with applicable environmental regulations. Any person designated as the site safety officer is authorized to require that a site-specific health and safety plan be implemented in compliance with all applicable regulations protecting us and our personnel. The site-specific health and safety plans are either devised by our personnel or we adopt the health and safety plans of the customer’s consultant, if we deem it to be satisfactory. In connection with adopting the health and safety plans of third parties, our health and safety officers review such plans to confirm compliance with our policies prior to the initiation of site work. We also encourage our professional staff to attend continuing professional development programs in an effort to stay informed of regulatory developments.

Insurance

We maintain commercial general liability insurance on an occurrence basis, which provides coverage for harm suffered by others for events occurring while the policy is in force, regardless of when a claim may be made. Our commercial general liability insurance contains a general aggregate limit of $2,000,000 per project with a limit of $1,000,000 for any single occurrence and includes Professional and Pollution liability coverage. We have the ability to increase our liability limits at any time as may be required. We also carry commercial auto, directors and officers liability insurance, worker’s compensation and disability coverage. In addition, we carry property insurance with respect to all of our property, including leased and owned mobile equipment, papers and records, business interruption coverage and flood insurance coverage, with varying limits for certain items ranging from $100,000 up to $2,500,000 with a limit of $2,500,000 relating to losses resulting from any single occurrence on any covered peril.

Surety Bonds

Certain of our remediation and abatement contracts may from time to time require performance and payment surety bonds. None of our current projects require surety bonds. The relationships with various sureties and the issuance of bonds is dependent on the sureties’ willingness to write bonds for the various types of work that we perform, their assessment of our performance record and their view of our credit worthiness. Events in the national economy and insurance industry have adversely effected the major insurance and surety companies. This has resulted in a tightening of the insurance and bonding markets, increasing costs and decreasing availability of certain types of insurance and surety capacity.

At present, we believe that surety bonds for a number of our service lines are available only from a limited number of sureties. As a result of the foregoing and our inability to obtain sufficient credit enhancements, our ability to obtain surety and performance bonds has been limited. This may have had an adverse impact on our ability to obtain some projects. No assurance can be given that we will be able to obtain the surety or performance bonds required for potential projects. Our continued failure to obtain these bonds could materially and adversely effect certain components of our operations.

Employees/Technical Staff

As of September 27, 2007, we employed a core group of approximately 83 persons, including executive officers, project managers, specialists, supervisors, field staff and marketing and clerical personnel. We attempt to provide year-round employment for our core field staff by cross-training. We promote qualified field workers to supervisory positions and supervisors into production management and other staff positions, when applicable.

We employ laborers for field operations based upon our current workload. Approximately 51 field staff and supervisors are employed by us on a steady basis, with additional labor hired on an as-needed basis to supplement our work force. We utilize several local unions to supply labor for projects that require it. We have never had a work stoppage, and we believe that we maintain good relations with our employees.

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

Patents, Trademarks, Licenses and Copyrights

We do not own any patents, registered trademarks or trade names. We rely on common law trademark protection for certain of our trade names and service marks. We have copyrights for certain of our promotional and employee training materials. We do not believe that intellectual property is a competitive factor in our industry.

Geographic Information

Since all of our operations are located in the United States of America, our geographic revenue information is based on the country in which the revenues originate. The following is a table that shows the origin of revenues for our fiscal years ended June 30, 2007, June 30, 2006, and June 28, 2005:

	Geographic Information
	United States	Non-United States	Consolidated Total

Fiscal Year 2007	$10,365,528	$0	$10,365,528
Fiscal Year 2006	$32,644,415	$0	$32,644,415
Fiscal Year 2005	$20,640,410	$0	$20,640,410

Backlog

We do not have any measurable backlog.

ITEM 1A. RISK FACTORS

Our operations, as well as an investment in our securities, involve numerous risks and uncertainties. The reader should carefully consider the risk factors discussed below and elsewhere in this Annual Report on Form 10-K before making any investment decision involving our securities.

Factors Affecting Future Operating Results

We have experienced significant recent operating losses and may incur losses in the future.

Future losses could adversely effect the market value of our common stock. For the fiscal year ended June 30, 2007, we incurred a net loss from operations (before interest and taxes) of $6,903,549, and a net loss, exclusive of embedded derivate income, of $7,921,363. In fiscal 2006, although we had operating income of $5,301,419, we incurred a mark-to-market loss on embedded derivative liabilities of $19,373,659 and non-cash interest charges of $4,733,847. As a result of the agreements we reached with Laurus on September 29, 2006, we no longer have to apply derivative accounting. Despite the elimination of the derivative liability, our results from operations will still be adversely effected in future periods by significant interest expense charges resulting from the accounting for the Laurus financing, including direct interest expense on the Laurus notes, amortization of the discount on the notes and amortization of deferred financing costs. Further, due to the lack of hurricane related work in fiscal 2007, our revenues were adversely affected, particularly in comparison to the preceding periods. At June 30, 2007, we had a stockholders’ deficiency of $1,084,737 and an accumulated deficit of $46,394,162. There can be no assurance that we will generate profits in the future.

Our cash flow from operations has been insufficient to allow us to pay all vendors and creditors on a timely basis.

In view of the decreased revenues in fiscal 2007 from the prior fiscal year, and the slow collection on certain receivables, we have been slow to pay vendors and creditors. While these parties have continued to provide us with requisite services and supplies, there can be no assurance that they will continue to do so in the future.

We have been unable to make required monthly payments on our notes due to Laurus and have only obtained short-term waivers with respect thereto.

We currently have outstanding notes to Laurus which include the original convertible note in the current principal balance of $5,730,028 due June 30, 2009, and three non-convertible notes, in the aggregate principal amount of $600,000, due January 12, 2008. Since January 1, 2007, we have been obligated to make monthly payments of $100,000 to Laurus with respect to original note, applied first to interest and then to principal. The payments due January 1, 2007 through March 1, 2007 were made by virtue of partial note conversions into our common stock by Laurus in the amounts owed. With respect to the payment due on April 1, 2007, a partial conversion of the note was made to pay the interest due and a portion of the principal due. For the payments due May 1, 2007 through August 1, 2007, partial note conversions were made by Laurus to pay only the interest portion of the monthly amounts due. With respect to the unpaid principal payments due for April 2007 through August 2007, as well as the full payments due September 1, 2007 and October 1, 2007, we have received, on a monthly basis, waivers from Laurus. Should Laurus not grant a waiver with respect to the prior amounts or the monthly payment of $100,000 due on November 1, 2007, then on November 1, 2007, we will be liable to Laurus in the amount of $554,651. Should the waiver not be granted, it is highly likely that we will be unable to make full payment of the amount due and therefore risk being in default and having all the Laurus loans called for immediate payment. As Laurus has a security interest on all of our assets, such a default would have a material adverse effect on us.

In addition, the non-convertible notes held by Laurus bear interest at a rate of 17.5% per annum, payable monthly, as to which, as of September 27, 2007, we are $37,309 in arrears.

We are also obligated to Spotless Plastics (USA), Inc., an affiliate of our previous majority stockholder, under a $500,000 variable interest rate promissory note and an accounts receivable sale agreement in the amount of $189,197. We have not made payments on the note or pursuant to the sale agreement.

Our ability to service our debt and meet our other financial obligations as they come due is dependent on our future financial and operating performance. This performance is subject to various factors, including factors beyond our control such as changes in the general economy, our industry or the environmental and other laws pertaining to the services that we provide, as well as changes in interest rates, energy and other costs.

If our cash flow and capital resources are insufficient to enable us to service the notes we issued to Laurus, and we are unable to obtain alternative financing, we could be forced to:

•	reduce or delay capital expenditures;
•	sell some or all of our assets; or
•	limit or discontinue, temporarily or permanently, our operations or business.

We have been unable to pay certain payroll tax liabilities.

We have not paid $567,670 in payroll taxes owing by us, exclusive of interest and penalties which may be significant. If our cash flow or other capital resources do not improve, we will be unable to pay these amounts. If we are unable to pay the amounts currently owing, or are unable to pay such amounts as may become due in the future, our business will be harmed and we may be forced to curtail or cease our operations.

Ability to continue as a going concern.

Our independent auditors raised a concern in their report on our financial statements for our 2007 fiscal year about our ability to continue as a going concern. Due to our recurring losses from operations, stockholders’ deficit and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, there is “substantial doubt” about our ability to continue as a going concern. The uncertainty about our ability to continue as a going concern may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

We are dependent on the incurrence of large one-time projects.

Due to the nature of the services we offer, we generate most of our revenues from new customers. We cannot anticipate whether we will be able to replace our revenues with revenues from new projects in future periods. During the fiscal year ended June 30, 2006, our projects in the areas damaged by Hurricanes Katrina and Wilma accounted for 56% of our revenues, which projects were completed by the third quarter of fiscal 2006. This is compared to no hurricane-related work during fiscal 2007 as no hurricanes reached the United States during this fiscal year. As a partial result of this lack of hurricane-related work, our revenues in fiscal 2007 decreased by approximately $22,000,000 from fiscal 2006. We are not sure when and if we will be able to find other similar favorable business.

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

It typically takes us up to four months to collect on our accounts receivables. However, it has taken us significantly longer in our attempt to collect a significant amount of our accounts receivable arising from projects related to Hurricanes Katrina and Wilma. Although we have implemented measures in a continuing effort to improve our collections, no assurances can be given that they will be successful in improving our collections and cash flows. If our collections prove to be insufficient for our cash flow needs, this may have an adverse effect on our business and operations.

We must correctly manage growth.

Our potential growth, including growth relating to future disasters such as Hurricanes Katrina and Wilma, may place significant demands on our operational, managerial and financial resources. There can be no assurance that our current management, personnel and systems will be adequate to address this or any other future expansion of our business. In such event, any inability to manage our growth or operations effectively could have a material adverse effect on our business, financial condition and results of operations.

An event of default under the Laurus notes could result in a material adverse effect on our business, operating results or financial condition.

Laurus holds four notes of ours with an aggregate principal balance of $6,330,028 as of September 27, 2007. Events of default under these notes include, among other things:

•	a failure to pay monthly interest and principal payments when due, subject to the expiration of any applicable grace period;
•
a material breach by us of any covenant or term or condition of the notes or in any agreement made in connection therewith and, to the extent subject to cure, the continuation of such breach without remedy for a period of thirty days;

•	a breach by us of any material representation or warranty made in the notes or in any agreement made in connection therewith;

•	any form of bankruptcy or insolvency proceeding instituted by or against us, which is not vacated within 30 days;
•
any attachment or levy in excess of $75,000 in the aggregate made upon our assets or a judgment rendered against our property involving a liability of more than $75,000 which shall remain unvacated, unbonded or unstayed for a period of 30 days;

•	a failure to timely deliver shares of common stock when due upon conversion of the convertible note or a failure to timely deliver a replacement note;
•
a Securities and Exchange Commission stop trade order or principal market trading suspension of our common stock is in effect for 5 consecutive trading days or 5 days during a period of 10 consecutive trading days, provided we are not able to cure such trading suspension within 30 days of receiving notice or are not able to list our common stock on another principal market within 60 days of such notice;

•
an indictment or threatened indictment of us or any of our executive officers under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against us or any of our executive officers pursuant to which statutory or proceeding penalties or remedies available include forfeiture of any of our property; and

•	the departure of Michael O’Reilly, our chief executive and operating officer, from our senior management.

If we default, we will pay additional interest on the notes in an amount equal to 2% per month until the default is cured. In addition, if the holder of the notes demands payment of all amounts due and payable in connection with a default, we will be required to pay 110% of the outstanding principal amount of the notes and any accrued and unpaid interest. The cash required to pay such amounts will most likely come out of working capital, unless we are able to arrange alternative financing. Since we rely on our working capital for our day-to-day operations, such a default on the notes could have a material adverse effect on our business, operating results, or financial condition. To such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, your investment dollars would be at significant risk.

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

We are likely to need to incur additional indebtedness or raise additional capital in the near future to fund the capital needs of our operations and growth. There are no assurances that Laurus will provide financing in the future. In addition, our ability to borrow additional funds from lenders or investors other than Laurus may be limited in light of:

•	the senior security interest that Laurus holds securing its notes from us; and
•	the subordinated security interest that Spotless holds securing its $500,000 note.

No assurance can be given that additional debt or equity financing will be available or that, if either of such financing is available, the terms of such financing will be favorable to us or our stockholders without substantial dilution of their ownership and rights. If adequate funds are not available, we may be required to curtail our future operations significantly or to forego expansion opportunities. Further, until such time as we are able to increase the number of authorized shares of common stock, our ability to secure equity-related financing will be limited. As of September 27, 2007, our authorized shares of common stock were 150,000,000 shares, of which 41,986,396 shares were issued and outstanding, 103,196,683 shares were reserved under options, warrants and a convertible note and 4,816,921 shares were available for further issuance.

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

In addition to the burdens imposed on operations by various environmental regulations, federal law imposes strict liability upon present and former owners and operators of facilities that release hazardous substances into the environment and the generators and transporters of such substances, as well as persons arranging for the disposal of such substances. All such persons may be liable for the costs of waste site investigation, waste site clean up, natural resource damages and related penalties and fines. Such costs can be substantial.

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

The remediation industry is highly regulated. We are required to have federal, state and local governmental licenses, permits and approvals for our facilities and services. There can be no assurance as to the successful outcome of any pending application or demonstration testing for any such license, permit or approval. In addition, our existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely, or to comply with the conditions of, applicable licenses, permits or approvals could adversely effect our business, financial condition and results of operations. Should we expand our business and as new procedures and technologies are introduced, we may be required to obtain additional licenses, permits or approvals. We may be required to obtain additional licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new requirements that raise compliance standards may require us to modify our procedures and technologies to conform to more stringent regulatory requirements. There can be no assurance that we will be able to continue to comply with all of the environmental and other regulatory requirements applicable to our business.

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

We are dependent on the successful development and commercial acceptance of our procedures and technologies.

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

Our revenue is dependent on our projects and the timing and performance requirements of each project. Our revenue is also effected by the timing of our customers’ remediation activities and need for our services. Due to this variation in demand, our quarterly results may fluctuate. Accordingly, specific quarterly or interim results should not be considered indicative of results to be expected for any future quarter or for the full year. It is possible that in future quarters, our operating results will not meet the expectations of investors. In such event, the price of our common stock could be materially adversely effected.

We increasingly seek large, multi-year contracts.

We are increasingly pursuing large, multi-year contracts as a method of achieving more predictable revenues, more consistent utilization of equipment and personnel, and greater leverage of sales and marketing costs. These larger projects, if performed on a fixed-price basis, pose significant risks if actual costs are higher than those estimated at the time of the placement of any fixed-price bids. A loss on one or more of such larger contracts could have a material adverse effect on our business, financial condition and results of operations. In addition, the failure to obtain, or a delay in obtaining, targeted large, multi-year contracts could result in significantly less revenue for us than anticipated.

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

We are highly dependent upon the continuing contributions of key managerial, technical and marketing personnel. Our business necessitates that we employ highly specialized technical, managerial and marketing employees who have industry specific knowledge. Our employees may voluntarily terminate their employment with us at any time and competition for qualified technical personnel experienced in the environmental remediation industry is intense, particularly in light of the demand generated by hurricanes in prior years. The loss of the services of any of our key managerial, technical or marketing personnel, especially Michael O’Reilly, our chief executive officer, could materially adversely effect our business, financial condition and results of operations. We and Mr. O’Reilly are parties to an employment agreement which provides for his continued employment through July 1, 2010.

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

Currently, Michael O’Reilly, our chief executive officer and president, owns an aggregate of 15,647,297 shares of our common stock and holds approximately 37.3% of our voting power. In addition, Mr. O’Reilly currently owns options which are exercisable for 24,306,273 shares of our common stock. Should Mr. O’Reilly exercise his options to the fullest extent possible, he would own 39,953,570 shares of our common stock and hold approximately 60.3% of our voting power. Accordingly, Mr. O’Reilly may be able to control the board of directors and thereby determine the corporate policy and the direction of our operations. Mr. O’Reilly entered into a lock-up agreement with Laurus that prohibits his disposition of his shares of our common stock and any and all related derivative securities until the earlier of (a) the repayment in full of the original Laurus note or (b) June 30, 2010.

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

As required by Laurus in connection with consummating our amended financing transaction, we have issued to Laurus, subject to a beneficial ownership limitation of 9.99% :

•	the original note, which is convertible at $.09 per share into approximately 19,222,533 shares of our common stock;
•	options exercisable at $.0001 per share currently for 28,895,179 and 9,631,343 shares. Laurus has acquired 3,013,603 shares in connection with its partial exercises of these options; and
•	a warrant exercisable at $.10 per share for 13,750,000 shares.

We also have other outstanding options to purchase up to 26,806,273 shares of our common stock, which include 24,306,273 shares issuable upon exercise of options granted to our president and chief executive officer exercisable at $.01 per share with respect to 2,000,000 shares, at $.07904 per share with respect to 5,486,309 shares and at $.09 per share with respect to 15,469,964 shares. Options to purchase 1,350,000 shares issued to our president and chief executive officer are exercisable at prices between $.1875 and $.34.

The issuance of any of these shares will dilute the percentage ownership of our current shareholders. The existence of these convertible and derivative securities could negatively effect the price of our common stock.

Future sales of substantial amounts of our common stock in the public market could have an adverse effect on the market price of our common stock.

As of September 27, 2007, we had 41,986,396 shares of common stock outstanding. There is currently effective a registration statement which registers for resale by Laurus 5,395,061 shares of our common stock, a portion of which we understand have been sold. In addition, Laurus may demand that we file additional registration statements upon 45 days notice to register shares held by them.

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

We are prohibited from declaring or paying any dividends to our common stockholders without Laurus’ prior written consent for so long as at least twenty-five percent ($1,837,500) of the original principal amount of the original Laurus note ($7,350,000) is outstanding. Further, we expect that future earnings, if any, will be used to finance the working capital, debt service growth and the development of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. The payment of any future cash dividends by us will be dependent upon our earnings, the stability thereof, our financial requirements and other relevant factors. In addition, prior to paying any dividends on our common stock, we are required to pay any accrued and unpaid quarterly dividends on our series A convertible preferred stock.

Our securities are quoted on the Over-the-Counter Bulletin Board and there is limited trading of our securities, which may not provide liquidity for our investors.

Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the national or regional securities exchanges. Securities quoted on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board.

If we fail to remain current on our reporting requirements or if we do not timely make all necessary filings, we could be removed from the Over-the-Counter Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of our stockholders to sell their securities in the secondary market.

Companies trading on the Over-the-Counter Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934 and must be current in their reports under Section 13 in order to maintain price quotation privileges on the Over-the-Counter Bulletin Board. If we fail to remain current on our reporting requirements or we do not timely make all necessary filings, our common stock may not be eligible for quotation on the Over-the-Counter Bulletin Board. If this was to happen, it could severely limit the ability of broker-dealers to sell our securities, and the ability of stockholders to sell their securities in the secondary market may be severely affected.

The market price of our common stock has fluctuated considerably and will probably continue to do so.

The stock markets have experienced price and volume fluctuations and the market price of our common stock has historically been volatile. The market price of our common stock could be subject to wide fluctuations in the future as well as in response to a variety of events or factors, some of which may be beyond our control. These could include, without limitation:

•	the occurrence of catastrophes requiring remediation;
•	our ability to obtain large projects;
•	changing policies and regulations of the federal state, and local governments;
•	fluctuations in our financial results;
•	liquidity of the market for our securities;
•	future announcements of new competing technologies and procedures;
•	public perception of our entry into new markets; and
•	general conditions in our industry and the economy.

Our charter contains authorized, unissued preferred stock that may inhibit a change of control under circumstances that could otherwise give our stockholders the opportunity to realize a premium over prevailing market prices of our securities.

Our restated certificate of incorporation, as amended, and by-laws contain provisions that could make it more difficult for a third party to acquire us under circumstances that could give stockholders an opportunity to realize a premium over then-prevailing market prices of our securities. Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval and upon terms as it may determine. The rights of holders of our common stock are subject to, and may be adversely effected by, the rights of future holders of preferred stock. Section 203 of the Delaware General Corporation Law makes it more difficult for an “interested stockholder” (generally, a 15% stockholder) to effect various business combinations with a corporation for a three-year period after the stockholder becomes an “interested stockholder.” In general, these provisions may discourage a third party from attempting to acquire us and, therefore, may inhibit a change of control.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On September 8, 2006, we signed a lease effective September 15, 2006 for a 68,000 square foot building for our new offices and warehouse at 895 Waverly Avenue, Holtsville, New York 11742. The original term of this lease is for seven years and contains renewal provisions for three (3) five-year extensions at our option. The rent during the second year ranges from $36,000 per month to $39,667 per month with an increase of 3% per annum in years 3 through 7. The lease is a net lease and we are responsible for any increases in real estate taxes and building insurance over the base year 2006-2007. The cost of the initial seven year commitment is approximately $3,400,000. This facility currently houses all our operations, with the exception of satellite offices in Florida, Louisiana and Southampton, New York.

On April 15, 2007, Trade-Winds signed a three-year lease, with two additional three-year options for premises in Southampton, New York as an office/warehouse to serve the East End of Long Island. The rent is $4,000 per month.

In September 2005, Trade-Winds leased three premises to serve as a satellite office, regional command center, training center and housing for our employees in Louisiana. On September 1, 2005, Trade-Winds made arrangements to lease a house located in Baton Rouge, Louisiana for $1,000 per month for six months which was not renewed. On September 2, 2005, Trade Winds entered into a one-year lease agreement for another property located in Baton Rouge, Louisiana for $2,000 per month. On August 20, 2007, this lease was extended another year under the same terms with an option for an additional year. Pursuant to the terms of the lease, the lessor shall give Trade-Winds first option to purchase the land. On September 8, 2005, Trade-Winds entered into a one-year lease agreement for property located in Convent, Louisiana for $39,500 per month, which was not subsequently renewed.

We hold a lease that was extended from 2007 to 2009 for our satellite office in Tamarac, Florida, which enables us to continue to procure projects in that state. The lease provides for a current annual rent of $79,800.

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

On August 5, 2004, we commenced an action against the New York City Economic Development Corporation in the New York State Supreme Court, County of New York, seeking to collect approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the Economic Development Corporation filed an answer, denying our claims. On November 4, 2004, the Economic Development Corporation filed an amended answer denying our claims and asserting counterclaims in unspecified amounts, seeking liquidated damages, reimbursement for consultant’s fees, and breach of contract. The case is currently in pre-trial discovery. In July 2007, we filed a motion for partial summary judgment for approximately $750,000 for work related to undisputed change-orders.

We are a plaintiff in approximately 17 lawsuits, including those described above, claiming an aggregate of approximately $7,500,000 pursuant to which we are seeking to collect amounts we believe are owed to us by customers, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $1,000,000.

We are party to litigation matters and claims that are in the ordinary course of our operations, and while the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

Since October 22, 1996, our common stock has been traded on the OTC Electronic Bulletin Board of the NASD, under the symbol “WEGI.OB.” The following table sets forth the range of quarterly high and low bid prices, for our fiscal years ended June 30, 2007 and June 30, 2006, as provided by Yahoo Finance Historical Price Quote. These over-the-market quotations represent inter-dealer prices, do not reflect retail markup, markdown, or commission and may not represent actual transactions.

	Price Range of Common Stock

FISCAL YEAR ENDED JUNE 30, 2006

Quarter Ended	HIGH	LOW
September 27, 2005	$.79	$.05
December 27, 2005	$.45	$.10
March 28, 2006	$.22	$.09
June 30, 2006	$.47	$.13

FISCAL YEAR ENDED JUNE 30, 2007

Quarter Ended	HIGH	LOW
September 30, 2006	$.45	$.15
December 31, 2006	$.15	$.08
March 31, 2007	$.24	$.11
June 30, 2007	$.29	$.18

As of September 20, 2007, there were approximately 734 holders of record of our common stock.

Pursuant to the Securities Purchase Agreement with Laurus, as amended, we are prohibited from declaring or paying any dividends to our common stockholders without receiving Laurus’ prior written consent for so long as at least twenty-five percent ($1,837,500) of the original principal amount of the original note ($7,350,000) is outstanding. Further, we expect that future earnings, if any, will be used to finance the working capital, debt service, growth and development of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. The payment of any future cash dividends by us will be dependent upon our earnings, our financial requirements and other relevant factors. In addition, prior to paying any dividends on our common stock, we are required to pay quarterly dividends on our series A convertible preferred stock. Upon conversion of the series A convertible preferred stock into common stock, dividends on the series A convertible preferred stock shall no longer accrue and all accrued and unpaid dividends, and any related accrued and unpaid interest, as of the date of such conversion, shall be paid in cash. However, our series A convertible preferred stock stockholders have agreed to:

•
postpone their right, upon six months’ notice after February 2007, to require us to redeem their series A convertible preferred stock, until the earlier of six months after the repayment of the original note that we issued to Laurus or June 30, 2010;

•
defer receipt of dividend payments on the series A convertible preferred stock due after June 30, 2005, until the earlier of six months after the repayment of the original Laurus note or June 30, 2010; and

•	forbear from appointing a second director until the earlier of (a) June 30, 2008 or (b) the repayment in full of the original Laurus note.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our audited financial statements and the notes thereto included elsewhere herein. See Note 2 of the financial statements with respect to the restatements.

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 28, 2005	June 29, 2004	July 1, 2003
Consolidated Operations Data:			(As restated)	(As restated)

Revenues	$10,365,528	$32,644,415	$20,640,410	$19,166,753	$17,831,189
Gross (loss) profit	(346,900)	13,766,458	5,463,675	1,724,694	3,516,670
(Loss)/income from operations	(6,903,549)	5,301,419	402,614	(3,275,204)	(1,493,641)
Mark-to- market gain/(loss) on embedded derivatives	15,721,986	(19,373,659)	-	-	-
Net income/(loss)	8,787,728	(20,517,190)	53,066	(3,535,334)	(469,044)
Net/(loss) income per common share-basic	$(0.18)	$(0.61)	$0.00	$(.05)	$(0.01)
Net/(loss) income per common share-diluted	$(0.18)	$(0.61)	$0.00	$(.05)	$(0.01)

Weighted average common shares outstanding:
Basic	35,334,245	33,510,535	77,936,358	77,936,358	77,936,358
Diluted	35,334,245	33,510,535	77,936,358	77,936,358	77,936,358

Consolidated Balance Sheet Data:

Total assets	$12,364,778	$17,794,156	$10,056,538	$11,331,165	$11,054,263
Total current assets	8,552,949	12,334,398	7,491,847	8,375,045	8,458,701
Total current liabilities	8,031,247	32,555,260	9,195,938	10,479,016	6,241,411
Total long-term debt	4,118,268	688,244	197,400	340,104	338,848
Redeemable convertible preferred stock	1,300,000	1,300,000	1,300,000	1,300,000	1,300,000
Stockholders’ (deficiency)/equity	$(1,084,737)	$(16,749,348)	$(712,889)	$(787,955)	$2,825,379

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

The following discussion and analysis gives effect to the restatement discussed in Note 2 of the financial statements.

The discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

This discussion contains forward-looking statements that are subject to a number of known and unknown risks that, in addition to general economic, competitive and other business conditions, could cause actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements, as more fully discussed in the “Forward-Looking Statements” and “Risk Factors” sections above.

We are subject to significant external factors that could significantly impact our business. These external factors could cause future results to differ materially from historical trends. These external factors are more fully discussed in the “Risk Factors” section above.

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

Our revenues are derived primarily from providing emergency response, remediation and disaster restoration services to new and repeat customers on a time and materials basis or pursuant to fixed-price contracts, including in connection with sudden catastrophes, such as in connection with the services that we provided in the aftermath of Hurricanes Katrina and Wilma. In fiscal 2007 and fiscal 2006, substantially all of our revenues were derived from time and materials contracts. Since most of our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of our projects are performed on a time and materials basis. Under our time and materials contracts, we charge our customers for labor, equipment usage, and allocated overhead. Our cost of revenues consists primarily of labor and labor-related costs, insurance, employee benefits and insurance, travel and entertainment, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, salaries, rent, marketing and consulting.

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

In an effort to enhance our cash flows from operations, beginning in our 2005 fiscal year, we began implementing improvements in our billing and invoicing procedures as follows:

•	we generally do not commence projects until we have a fully executed contract;
•	our service contracts provide that our customers are directly obligated for our services;
•	we require client approval with respect to the work performed or to be performed;
•	we generally seek deposits or mobilization fees for our time and materials contracts;
•	we engage local legal counsel in the areas in which we operate to file liens against customers’ real property in the event of contract disputes; and
•	all invoices submitted for payment are reviewed for proper documentation.

Subject to the receipt of continued waivers from Laurus, we expect to generate sufficient cash flow from operations (including by aggressively  seeking to collect our current receivables as well as those in collection litigation) to support our working capital needs and to adequately fund our current operations for at least the next twelve months. However, any failure to receive such waivers, any further difficulty collecting our accounts receivable or any significant growth could adversely affect our liquidity. In the event that we do not generate sufficient positive cash flow from operations, fail to receive further waivers from Laurus, or if we experience changes in our plans or other events that adversely effect our operations or cash flow, we may need to seek additional financing in addition to the financing provided by Laurus. Laurus is under no obligation to provide any funding to us. Currently, we have no credit facility for additional borrowing.

As of September 27, 2007, the principal amount of the Laurus notes outstanding equaled $6,330,028. We were obligated to make interest only payments to Laurus on the first day of each month through December 31, 2006, and are currently obligated to pay $100,000 per month on the first day of each month, applied first to interest and then principal, with respect to the convertible note issued to Laurus.

ABILITY TO CONTINUE AS A GOING CONERN

Our independent auditors raised a concern in their report on our financial statements for our 2007 fiscal year about our ability to continue as a going concern. Due to our recurring losses from operations, stockholders’ deficit and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, there is “substantial doubt” about our ability to continue as a going concern. The uncertainty about our ability to continue as a going concern may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal years ended June 30, 2007, June 30, 2006, and June 28, 2005, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for embedded derivatives liabilities, stock based transactions, contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

Embedded Derivative Liabilities- In order to calculate the derivative liabilities applicable to the derivative securities issued to Laurus, we have projected the following factors over various periods:

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

By virtue of the Omnibus Amendment entered into with Laurus on September 29, 2006, together with the Amended and Restated Note issued to Laurus pursuant thereto, then existing derivative liabilities were credited to equity at their then measured values as of such date.

Stock Based Transactions—When options or warrants to purchase our common stock are used as incentives for employees, officers or directors, we now use the fair value method required by SFAS No.123R. The accompanying financial statements reflect the adoption of this pronouncement as of the beginning of fiscal 2006, as required. Prior to the adoption of SFAS No.123R, we disclosed the pro forma effects in accordance with SFAS No.123.

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

Revenue Recognition—Revenue derived from services provided to customers over periods of less than one month is recognized when billed.

Revenue from claims, such as claims relating to disputed work modifications, is recognized when realization is probable and the amount can be reliably estimated, based upon meeting the following conditions:

•	the original contract or other evidence provides a legal basis for the claim;
•	the additional costs were caused by circumstances that were unforeseen at the contract date and were not the result of deficiencies in our performance;
•	costs associated with the claims are identifiable; and
•	the evidence supporting the claims is objective and verifiable.

Allowance for Doubtful Accounts—We maintain an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. In determining collectibility, we review available customer account and financial information, including public filings and credit reports, current trends, credit policy, and accounts receivable aging and may also consult legal counsel when appropriate. A considerable amount of judgment is required when we assess the likelihood of our realization of accounts receivables, including assessing the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. The need to file a lawsuit in a particular case is determined by a variety of factors, including our mandate to aggressively pursue all monies owed. The other considered factors include the responsiveness of the client, the running of applicable limitations periods, the ability to perfect a lien against the subject property, the value of the receivable compared to the costs of litigation and the likelihood of success in the lawsuit. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates.

Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2007 and June 30, 2006. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that is more likely than not that we will realize all or a portion of our deferred tax assets, we will record the estimated net realizable value of our deferred tax assets at that time and provide for income taxes at our combined federal and state effective rates.

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006

Revenue

Total revenue for the fiscal year ended June 30, 2007 decreased by $22,278,887, or 68.2%, to $10,365,528 from $32,644,415 for the fiscal year ended June 30, 2006. This decrease in revenue was primarily attributable to decreases of approximately $19,921,000 of revenue from work relating to Hurricanes in fiscal 2006, $2,053,000 associated with asbestos, lead and mold remediation, and $965,000 for emergency soil and spill remediation. These decreases were partially offset by an increase of $538,000 in fire and flood remediation and $317,000 in training and air monitoring. While we achieved significant revenues in fiscal 2006 from work associated with the aftermath of Hurricanes Katrina and Wilma, there were no hurricanes that reached the United States in fiscal 2007 and, accordingly, no hurricane-related work was performed by us.

Cost of Revenues

Cost of revenues decreased $8,165,529, or 43.3%, to $10,712,428 (or 103.3% of revenues) for the fiscal year ended June 30, 2007 as compared to $18,877,957 (or 57.8% of revenues) for the fiscal year ended June 30, 2006. This decrease was primarily attributable to lower project manager and direct labor costs, including fringe benefits $(3,215,243), costs of subcontractors $(1,928,389) and supplies, materials and other direct costs $(3,364,347) due to no hurricane related work, partially offset by increased depreciation costs of $114,509.

Our costs of revenue consists primarily of labor and labor-related costs, payroll taxes and benefits, training, job-related insurance costs, travel and travel-related costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

Gross Profit

Gross profit decreased by $14,113,358 to a loss of $346,900 or (0.5%) of total revenues for the fiscal year ended June 30, 2007, as compared to a profit of $13,766,458 or 42.2% of total revenues for the fiscal year ended June 30, 2006. This decrease in gross profit for the fiscal year was due primarily to factors described above in relation to the substantial decrease in revenue offset in part by a decrease in our cost of revenues. The negative gross profit was due to substantial fixed direct costs that were not offset due to a large reduction in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1,908,390, or 22.5%, to $6,556,649 for the fiscal year ended June 30, 2007 from $8,465,039 for the fiscal year ended June 30, 2006 and constituted approximately 63.3% and 25.9% of revenues in such periods, respectively. This decrease was primarily attributable to a decrease in officers salaries and expenses $(2,139,679) of which $1,450,389 was due to the recognition on the income statement of stock-based compensation under SFAS No. 123R in fiscal year June 30, 2006, a decrease of $779,586 for legal, auditing and accounting fees, a decrease of office employee salaries of $136,588, a reduction of rent of $96,855 and miscellaneous expenses of $287,460. These decreases were offset by an increase in the provision of doubtful accounts of $1,214,442 and sales expenses of $320,668. The selling, general and administrative expenses consist primarily of expenses related to doubtful accounts, professional fees, sales, office and officer salaries and benefits and marketing and consulting fees.

Interest Expense

Interest expense decreased by $3,732,851, or 55.9%, to $2,945,884 for the fiscal year ended June 30, 2007 from $6,678,735 for the fiscal year ended June 30, 2006. Substantially all of the decrease was due to the Laurus financing and the application of derivative accounting. This decrease was primarily due to a decrease of $3,023,142 of interest expense incurred on the Laurus notes and the related derivative liabilities.

Gain on Extinguishment of Embedded Derivatives and Exercise of Options

The extinguishment of embedded derivatives during the fiscal year ended June 30, 2007 resulted in a gain of $987,105 due to the decrease in the valuation of our common stock from the June 30, 2006 mark-to-market valuation. In the fiscal year ended June 30, 2006, a net gain of $2,330,640 was recognized. This was in part due to the decrease in our common stock valuation at the times six scheduled debt payments were made which resulted in the recognition of a gain on extinguishment of debt of $2,780,490, offset by the increase in our common stock valuation at the times Laurus exercised their options, resulting in a loss of $449,750.

Mark-to-Market Gain/Loss on Embedded Derivative Liabilities

The end of derivative accounting during the fiscal year ended June 30, 2007 resulted in a mark-to-market gain on embedded derivatives in the amount of $15,721,986, principally driven by the decrease in our common stock prices as compared to a loss of $19,373,659 during the fiscal year ended June 30, 2006, primarily as a result of the increase in our stock price during that fiscal year.

Benefit/Provision for Income Taxes

The benefit for income taxes for the fiscal year ended June 30, 2007 was $(1,888,000) as compared to a provision for income taxes of $2,105,760 for the fiscal year ended June 30, 2006. This difference was the result of a taxable loss from operations for the fiscal year ended June 30, 2007 as compared to a taxable profit for the fiscal year ended June 30, 2006, primarily attributable to hurricane related work in that period.

Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 28, 2005

Revenues

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

Cost of Revenues

Cost of revenues increased $3,701,222 or 24.4%, to $18,877,957 (or 57.8% of revenues) for the fiscal year ended June 30, 2006 as compared to $15,176,735 (or 73.5% of revenues) for the fiscal year ended June 28, 2005. This increase was primarily attributable to labor and other costs relating to our work in connection with Hurricanes Katrina and Wilma, the clean-up of non-weapons grade Anthrax in New York City, and the remediation of environmental contaminants from a New York City water pollution control plant.

Gross Profit

Gross profit increased by $8,302,783, or 152.0%, to $13,766,458, or 42.2% of total revenues for the fiscal year ended June 30, 2006, as compared to $5,463,675, or 26.5% of total revenues for the fiscal year ended June 28, 2005. This increase in gross profit was due primarily to a higher percentage of higher margin equipment usage in connection with our hurricane-related projects. Higher margins on equipment used on such catastrophe-related projects are necessary to compensate for the fact that this equipment is generally used less often, or may not be utilized at all, as compared to equipment utilized for more routine projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3,580,067, or 73.3%, to $8,465,039 for the fiscal year ended June 30, 2006 from $4,884,972 for the fiscal year ended June 28, 2005 and constituted approximately 26% and 24% of revenues in such periods, respectively. This increase was primarily attributable to increased expenses in the write off of fees attributed to the Laurus loan transaction $(1,200,000) and legal and accounting fees for our Form S-1 registration statement $(1,008,000), partially offset by a decrease to the allowance for doubtful accounts $(464,000) and consulting fees $(272,000). Also, $1,450,389 of this increase was due to the recognition on the income statement of stock-based compensation under SFAS No.123R. In the prior year, the comparable measurement of stock-based compensation was disclosed for pro forma purposes only.

Benefit Related to Variable Accounting Treatment for Officer Securities

Under the terms of previous employment agreement that we entered into and a separate agreement with Spotless (our former control shareholder), our president and chief executive officer was able to sell to us, or in certain circumstances to Spotless, all shares of our common stock held by him and all shares of our common stock underlying vested options to purchase shares upon the occurrence of certain events. Due to the terms of the options, changes in the market price of our common stock, in either direction, resulted in a corresponding expense or benefit. There was no benefit or expense required to be recorded in fiscal 2006 due to the elimination of this risk on June 30, 2005.

Interest Expense

Interest expense increased by $6,570,470, or 6,069%, to $6,678,735 for the fiscal year ended June 30, 2006 from $108,265 for the fiscal year ended June 28, 2005. This increase was primarily due to an increase of $4,755,140 of interest expense incurred on the original Laurus note and the related derivative liabilities, $713,865 of amortization of discounts, and an increase of $1,181,868 attributable to the amortization of deferred financing costs relating to the Laurus transaction. These increases were offset by reductions in interest on obligations due to Spotless.

Purchase discounts and financing fees paid to a related party decreased from $255,585 to zero, due to the termination of the accounts receivable financing agreement with Spotless.

Loss on Exercise of Options

After recognition of an embedded derivative liability related to the option exercisable by Laurus at $0.0001 per share, we are also required to recognize gain or loss on the extinguishment of the related liability when options are exercised. During the quarter ended September 27, 2005, Laurus exercised a portion of its option and purchased 1,500,000 shares of our common stock at $0.0001 per share, when the market value of our common stock was $0.39 per share. This exercise reduced the derivative liability related to the option by $135,000 (the $0.09 fair value of the stock at the date the options were issued) and also resulted in a loss on the exercise in the amount of $449,850 or $0.2999 per share, the difference between the fair value at the date of exercise and issuance ($0.39 and $0.09, respectively) less the $0.0001 per share exercise price.

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

Mark-to-Market Loss on Embedded Derivative Liabilities

Application of derivative accounting for the fiscal year ended June 30, 2006 resulted in a mark-to-market loss on the embedded derivative liabilities aggregating $19,373,659 principally driven by an increase in our stock price from $.09 to $.42. At the end of the fiscal year, such derivative liabilities totaled $27,163,901. We had no derivative liabilities in fiscal 2005.

Provision for Income Taxes

The provision for income taxes for the fiscal year ended June 30, 2006 was $2,105,760 as compared to $37,327 for the fiscal year ended June 28, 2005. This increase was the result of the higher taxable income for the fiscal year ended June 30, 2006, primarily attributable to hurricane-related work. The provision for income taxes for fiscal 2006 reflects an effective rate of 38.3%. The accounting expenses for taxes currently payable attributable to timing differences could not be offset by the future benefit of the reversal of such timing differences because a full valuation allowance was recorded. Such valuation allowance was recorded because we do not believe that the utilization of the tax benefit from net operating losses and other temporary differences are “more likely than not” to be realized. As a result of a change in ownership on June 30, 2005, net operating loss carryforwards are subject to an annual usage limitation of approximately $272,000.

Liquidity and Capital Resources

As of June 30, 2007, we had a cash balance of $156,616, working capital of $521,701 and a stockholders’ deficit of $(1,084,737). As of June 30, 2006, we had a cash balance of $610,884, a working capital deficit of $(20,220,862) and a stockholders’ deficit of $(16,749,348). As of June 28, 2005, we had a cash balance of $512,711, a working capital deficit of $(1,704,091) and stockholders’ deficit of $(712,889). We generated a net profit of $8,787,728, a net loss of $(20,517,190), and a net profit of $53,066 for the fiscal years ended June 30, 2007, June 30, 2006 and June 28, 2005, respectively. As described below, we have incurred significant indebtedness and have required waivers of payment obligations due to our lack of cash resources.

Accounts receivable, net of allowance for doubtful accounts, at June 30, 2007, June 30, 2006 and June 28, 2005 were $6,977,425, $11,235,904 and $6,755,338, respectively. For these periods, additional amounts of approximately $0, $5,089,000 and $1,976,000, respectively, are subject to collection litigation, primarily relating to disputes over changed work orders or other modifications to our scope of work.

Net cash used in operating activities was $(321,151) for the fiscal year ended June 30, 2007, as compared to net cash provided by operations of $649,540 for the fiscal year ended June 30, 2006. Net accounts receivable decreased by $4,258,479, or 37.9%, as of June 30, 2007 to $6,977,425, from $11,235,904 as of June 30, 2006, primarily as a result of decreased revenues. Accounts payable and accrued expenses increased by $1,761,440, or 68.2%, as of June 30, 2007 to $4,343,133, from $2,581,693 as of June 30, 2006, primarily as a result of lower sales revenues with which to pay these expenses. While our vendors and creditors have continued to provide us with requisite services and supplies, there can be no assurance that they will continue to do so in the future.

Cash used in investing activities was $224,718 during the fiscal year ended June 30, 2007, as compared to $1,250,850 for the fiscal year ended June 30, 2006. The expenditures in fiscal 2007 were $(413,915) for property and equipment for leasehold improvements in our new office and warehouse facilities as well as for equipment vehicles, net of proceeds from third party receivables of $189,197. The expenditures for fiscal 2006 were due to the cost of equipment to perform work in the Gulf Coast region for hurricane work. At this time, we do not have any other material commitments or plans for capital expenditures. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, as may be required in connection with rendering our services in the future.

Net cash provided by financing activities for the fiscal year ended June 30, 2007 was $91,601 as compared to cash provided by financing activities in fiscal year ended June 30, 2006 of $699,483. In fiscal 2007 the financing activities included receipts from the sale of secured notes to Laurus of $500,000 offset by payments of long-term debt of $193,233, payments for deferred financing costs of $(17,500) and cancellation of a liability to a related party of $(197,666). In fiscal 2006, cash provided by financing costs was as a result of $7,350,000 received in connection with our debt financing with Laurus, which was used to pay related transactions and other expenses in the amount of $(2,314,172) and repayment of indebtedness to Spotless of $(2,750,000) as well as principal payments of the secured note of $(1,378,125) to Laurus and other long term debt of $(208,370).

Historically, we have financed our operations primarily through issuance of debt and equity securities, through short-term borrowings from our former majority shareholder, and through cash generated from operations. Subject to the receipt of continued waivers from Laurus, we expect to generate sufficient cash flow from operations (including by aggressively seeking to collect our current receivables as well as those in collection litigation) to support our working capital needs and to adequately fund our current operations for at least the next twelve months. However, a failure to receive further waivers from Laurus, any further difficulty collecting our accounts receivable or any significant growth could adversely effect our liquidity. In the event that we do not generate sufficient positive cash flow from operations, fail to receive further waivers from Laurus or if we experience changes in our plans or other events that adversely effect our operations or cash flow, we may default on our note obligations to Laurus and may need to seek additional financing for which there is no assurance of obtaining. Currently, we have no credit facility for additional borrowing.

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

•
Raise additional capital or obtain additional financing. Management has preliminarily explored additional funding sources, but has been unable to attract additional debt or equity capital. Laurus has indicated to us that it does not intend to provide any additional financing. The existence of the Laurus and Spotless security interests may impair our ability to raise additional debt capital. In addition, the small number of authorized shares of our common stock available may impair our ability to obtain equity capital. No assurance can be given that we will be able to obtain additional debt or equity capital, although our management expects to continue seeking any such favorable opportunities.

•
Generate positive cash flow from operations. We seek to obtain profitable contracts that generate gross profits more than sufficient to pay our expenses and address our difficulty with cash collections and slow cash flow.

We have historically encountered difficulties with cash collections and slow cash flow due primarily to factors including:

•	customers refusing to pay prior to receiving insurance reimbursements;
•	customers’ facility managers needing to wait for insurance adjustors to approve work before the remission of payment; and
•	certain customers refusing to pay in connection with disputed modifications.

In an effort to enhance our cash flow from operations, beginning in our 2005 fiscal year, we have implemented improvements in our billing and invoicing procedures as follows:

•	we generally do not commence projects until we have a fully executed contract;
•	our service contracts provide that our customers are directly obligated for our services;
•	we require client approval with respect to the work performed or to be performed;
•	we generally seek deposits or mobilization fees for time and materials contracts;
•	we engage local legal counsel in the areas in which we operate to file liens against customers’ real property in the event of contract disputes; and
•	all invoices submitted for payment are reviewed for proper documentation.

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

On June 30, 2005, we entered into a financing transaction with Laurus pursuant to the terms of a securities purchase agreement, as amended, and related documents. Under the terms of the financing transaction, we issued to Laurus:

•
a secured convertible term note, dated June 30, 2005, in the principal amount of $5,000,000. The note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date(s) of the registration statement or registration statements as required to be filed by us pursuant to the registration rights agreement;

•
a twenty-year option, dated June 30, 2005, to purchase 30,395,179 shares of our common stock at a purchase price of $.0001 per share, of which a portion has been exercised to purchase 1,758,336 shares (plus 1,254,619 shares subsequent to June 30, 2007); and

•	a seven-year common stock purchase warrant, dated June 30, 2005, to purchase 13,750,000 shares of our common stock at a purchase price of $0.10 per share.

After consummating the transaction on June 30, 2005, Laurus subsequently provided additional financing to us on the same terms and conditions as follows:

•	On July 13, 2005, Laurus loaned us an additional $350,000, and we amended and restated the note, to be in the principal amount of $5,350,000.
•	On September 9, 2005, Laurus loaned us an additional $650,000, and we further amended and restated the note to be in the principal amount of $6,000,000.
•	On October 6, 2005, Laurus loaned us an additional $1,350,000, and we further amended and restated the note to be in the principal amount of $7,350,000.

On September 29, 2006, we entered into the omnibus amendment with Laurus and amended and restated the note. The omnibus amendment and the note improve for us certain terms of the original agreements. The omnibus agreement significantly reduces the shares issuable to Laurus and, among other things, includes the following terms:

1) $4,000,000 of the remaining principal balance on the Note became non-convertible.

2) Six months (July through December 2006) of principal payments under the note were deferred to the maturity date.

3) Future monthly payments on the note were reduced to $100,000 beginning January 1, 2007, first applied to interest and then to principal.

4) If at any time we have a cash and cash equivalents total balance in excess of $1,000,000, 50% of any cash we receive in excess of such amount will be used to pay down principal of the note.

5) The note was extended for one year through June 2009.

6) An option to purchase 11,145,000 shares of common stock (9,631,343 as of September 27, 2007 due to subsequent conversions) at a nominal exercise price was issued to Laurus on September 29, 2006.

7) The beneficial ownership cap on securities of ours that may be beneficially owned by Laurus at any one time was raised from 4.99% to 9.99%.

8) Laurus agreed to transfer voting control of all securities of ours owned by them either to us or to a third party.

In January 2007 and April 2007, we issued non-convertible secured term notes to Laurus in the principal amount of $250,000 each, bearing interest at $17.50% per annum and both are due in January 2008. In July 2007, we issued an additional non-convertible secured note in the principal amount of $100,000, bearing the same terms and conditions and also due on January 8, 2008.

The restated note, together with the aggregate $600,000 non-convertible secured notes issued by us to Laurus in January 2007, April 2007 and July 2007, are the only Laurus notes issued by us that are currently outstanding. Payments made by us on the restated original note and conversions on the note have reduced the current principal balance of the notes to $6,330,028 as of September 27, 2007.

Due to working capital constraints, we have requested and received from Laurus waivers through October 31, 2007 for unpaid principal and interest payments. There are no guarantees that such waivers will be extended past this date.

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

CONTRACTUAL COMMITMENTS

The table below summarizes contractual obligations and commitments as of June 30, 2007, including principal and interest payments on our debt:

	Total	1 Year	2-3 Years	4-5 Years	Over 5 Years

Operating Leases	$3,522,464	$620,470	$1,210,121	$1,050,763	$641,110
Capitalized Leases—Principal	254,501	127,727	96,956	29,818	-
Capitalized Leases—Interest	22,099	12,319	7,770	2,011	-
Laurus Short-Term Notes- Principal	500,000	500,000	-	-	-
Laurus Short-Term Notes- Interest	67,691	67,691	-	-	-
Laurus Original Note- Principal	5,857,279	1,085,920	4,771,359	-	-
Laurus Original Note-Interest	840,140	477,349	362,791	-	-
Spotless Note- Principal	500,000	500,000	-	-	-
Spotless Note-Interest	78,872	78,872	-	-	-
Total	$11,643,047	$3,470,348	$6,448,997	$1,082,592	$641,110

These amounts are based on assumed interest payments reflecting:

•	the original Laurus note at a rate of 10.25% per annum on non-convertible balance and 2.25% on convertible balance
•	the Spotless note at a rate of 6.36% per annum; and
•	an aggregate of $254,501 of other long-term debt with maturities ranging from 6 months to 58 months for financed trucks and vehicles with interest rates ranging from 1.90% to 13.99%.

Off-Balance Sheet Arrangements

Although we do not have any financing arrangements that have not been recorded in our financial statements, our transaction with Laurus resulted in a significant discount that reduced the carrying value on our balance sheet of our debt obligation. As of June 30, 2007, the notes have a principal balance of $6,357,279 with a corresponding discount of $(957,355), resulting in a carrying amount of $5,399,924 on our balance sheet. Of this amount, $1,408,430 is included as a current liability and $3,991,494 as a long-term liability.

Effect of Inflation

Inflation has not had a material impact on our operations during fiscal years ended June 30, 2007, June 30, 2006 and June 30, 2005, except that we experienced an increase of 3.4% in fuel costs during the fiscal year ended June 30, 2007, and 20.5% during the fiscal year ended June 30, 2006, due to increased gasoline prices.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Equity Price Risk--Our primary market risk exposure relates to the shares of common stock issuable upon conversion of the original Laurus note. In connection with the issuance and amendment of this note, we issued to Laurus a warrant to purchase 13,750,000 shares of our common stock and options to purchase 30,395,175 and 11,145,000 shares of our common stock.

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

Interest Rate Sensitivity--Interest rate risk is the risk that interest rates on our debt is fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The original Laurus note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve month period and if we shall have registered such number of shares of common stock as required to be registered on a registration statement declared effective by the Securities and Exchange Commission, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. The notes issued by us to Laurus in January and April 2007 bear interest at 17.50% per annum. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 6 months to 58 months aggregating to $254,501 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $71,00 annually. This hypothetical calculation reflects the assumed interest payments for the:

•	Note at a rate of 10.25% per annum;
•	Spotless note at a rate of 6.36% per annum; and
•	Various other debt for financed trucks and vehicles with maturities ranging from 6 months to 58 months with interest rates ranging from 1.90% to 13.99%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

During the fourth quarter of fiscal 2007, there were no changes in our internal control over financial reporting that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers, their ages as of September 27, 2007, and certain other information about them, are set forth below:

Name	Age	Positions and Offices
Michael O’Reilly	57	Director, Chairman of the Board of Directors, President and Chief Executive Officer
Arthur J. Wasserspring	65	Chief Financial Officer
Anthony P. Towell	76	Director
Dr. Kevin J. Phillips	59	Director

Principal Occupations of Directors and Executive Officers

The following is a brief summary of the business experience and background of our directors and executive officers based upon information provided to us by such persons.

Michael O’Reilly has served as our president and chief executive officer and a director since 1996, and has been the sole director and president of our Trade-Winds Environmental Restoration, Inc. subsidiary since 1993. Since September 2005, and from 1996 to 1999, he has been and was also the chairman of our board of directors. Prior to joining us, Mr. O’Reilly was vice president and chief operating officer of North Shore Environmental Solutions, Inc., an environmental remediation firm which provided a wide array of services, including asbestos, hazardous materials and lead removal.

Arthur J. Wasserspring, CPA, has served as our chief financial officer since May 2006. Prior to joining us, from May 2002 through February 2006, Mr. Wasserspring served as the Controller, acting as principal financial officer, of The Weeks-Lerman Group LLC, a wholesale distributor of office supplies. From December 2000 through May 2002, Mr. Wasserspring served as an independent consultant and provided chief financial officer services to various clients, including SEC reporting companies, in the New York City metropolitan area. From June 1994 through December 2000, Mr. Wasserspring served as Vice President of Finance of Worksafe Industries, Inc., an SEC reporting company engaged in the manufacture and distribution of safety protective apparel. Mr. Wasserspring is a licensed CPA in the State of New York and received a BS in Accounting from Miami University (Ohio).

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

Board of Directors

Each member of our board is elected at the annual meeting of stockholders and serves until the next annual meeting of stockholders and until a successor has been elected and qualified or their earlier death, disability, resignation or removal. Vacancies on our board are filled by a majority vote of the remaining members of our board. Our board of directors met five times during our fiscal year ended June 30, 2007.

Our board has an audit committee and a compensation committee.

Audit Committee

The audit committee is currently comprised of Anthony P. Towell and Dr. Kevin J. Phillips, each of whom does not have any relationship with us that may interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board of directors has determined that Anthony P. Towell is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, and our audit committee members are “independent directors,” as defined by the NASDAQ Marketplace Rule 4200(a)(15) and the Sarbanes-Oxley Act of 2002.

The audit committee, which met four times during our fiscal year ended June 30, 2007, operates pursuant to a charter approved by our board of directors.

The audit committee has been established to:

1)	assist our board in its oversight responsibilities regarding:

•	the integrity of our financial statements,
•	our compliance with legal and regulatory requirements,
•	the financial reporting process, including reviewing our annual, quarterly and other reports,
•	the independent accountant’s qualifications and independence, and
•	the performance of our internal audit function;

2)	retain and terminate our independent accountant;

3)	review and approve non-audit and special engagement services to be performed by the independent accountant; and

4)	perform such other functions as our board may from time to time assign to the audit committee.

In discharging its oversight role, the audit committee is empowered to meet and discuss with our management and independent auditors the quality and accuracy of our accounting principles, the completeness and clarity of our financial disclosures and other significant decisions made by management in the preparation of our financial reports.

Compensation Committee

The compensation committee is currently comprised of Anthony P. Towell and Dr. Kevin J. Phillips. The compensation committee met two times during our fiscal year ended June 30, 2007 and operates pursuant to a charter approved by our board of directors. Currently, both committee members are “independent directors,” as defined by the NASDAQ Marketplace Rule 4200(a)(15) and the Sarbanes-Oxley Act of 2002.

The principal responsibilities of the compensation committee are to review and approve compensation of our chief executive officer and other executive officers with compensation of $100,000 or more per year and administer our existing stock plans, other than our 2001 equity incentive plan, which is administered by our board of directors.

Director Compensation

Each of our non-employee directors receives $3,600 annually for service on our board of directors and audit and compensation committees. Our employee director receives no cash compensation for his service as a director. Additionally, the chairman of the audit and compensation committees receives an aggregate additional $4,400 for his services as such chairman. All of our directors are reimbursed for expenses actually incurred in connection with attending meetings of our board of directors and committees thereof.

On May 24, 2005, as compensation for service on our special committee of our board of directors during our fiscal year ended June 28, 2005, we granted to Anthony P. Towell a ten-year option to purchase 250,000 shares of our common stock, at an exercise price equal to $.06 per share, the market value on the date of grant.

CODE OF ETHICS

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Exchange Act. This Code of Ethics applies to our directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. Our Code of Ethics is publicly available on our website at www.tradewindsenvironmental.com. Any amendments or waivers to our Code of Ethics will be disclosed on our website following the date of any such amendment or waiver. Information on our website, however, does not form a part of our annual report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities (“Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 that they file with the SEC. Based solely upon our review of the copies of all Forms 3, 4 and 5 and amendments to these forms, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to our fiscal year ended June 30, 2007.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW

The goal of our executive compensation program for our two named executive officers is the same as our goal for operating our company, that is to create long-term value for our stockholders. The program is designed to align our named executive officers’ interest with those of our stockholders and to encourage both their performance and retention. These objectives serve as the basis for determining the overall compensation of each executive based on our performance.

Role of the Compensation Committee

The Compensation Committee reviews, recommends and approves changes to our compensation policies and benefits for all executive officers and otherwise seeks to ensure that our compensation philosophy is consistent with our best interest and is properly implemented. The Committee is composed of two directors appointed by the Board of Directors, each of whom is independent under NASDAQ and SEC rules. The Committee sets all elements of compensation for the Chief Executive Officer based upon comparative information and consideration of his contribution to the development and operational performance of our company. Reviews are done for senior management by the Chief Executive Officer who makes recommendations to the Committee. The Committee considers the recommendations of the Chief Executive Officer in establishing compensation for all other named executive officers. The Committee reserves the discretion to modify recommendations and makes the final decisions regarding compensation for our senior management.

Compensation Objectives

Each of our named officers possesses skills, experience and qualities that make him a unique and valuable member of the management team. Our executive compensation program is designed to attract, motivate and retain management with incentives linked to financial performance and enhanced stockholder value. Each executive officer’s package includes a base salary, while the compensation package of our Chief Executive Officer also includes a cash bonus based on a percentage of an earnings parameter, as described below.

The following is a more detailed explanation of the primary components of our executive compensation program.

Base Salary. Executive officers receive a base salary to compensate them for services rendered. The base salary is intended to recognize each officer’s responsibility, role in the organization, experience level and contribution to our company. The Compensation Committee sets base salaries for the executive officers approximating market level for the industry.

Pursuant to the terms of our employment agreement with our Chief Executive Officer as described below, the committee reviews his performance and our results and has the sole discretion to increase his base salary.

The Compensation Committee may make base salary adjustments for the other executive officer based on the recommendation of our Chief Executive Officer.

Annual Incentive Compensation. The Chief Executive Officer receives an annual bonus to be rewarded for the Company’s financial performance. This incentive is part of his Employment Agreement referred to below. No annual incentive was awarded based on the Company’s financial results of fiscal 2007.

Perquisites and other Personal Benefits. We provide the named executive officers with certain health perquisites and the Chief Executive Officer, in addition, receives other personal benefits, including use of a luxury automobile and expenses for its maintenance and operation, membership in an environmental organization and term life insurance benefits which the committee believes are standard for the industry.

Employment Agreement. During the 2007 fiscal year, our Chief Executive Officer was bound by an employment agreement. The employment agreement is for a term of five years beginning on July 1, 2005 and automatically renews yearly provided that neither party objects to its renewal six months prior to July 1, 2010, calls for a base salary of $285,000 per year and a bonus equal to 2.5 percent of our pre-tax income (as that term is defined in the Employment Agreement). On March 13, 2006, the Compensation Committee approved an increase in Mr. O’Reilly’s base salary to $342,000 per year. In addition, on such date, in lieu of the bonus provided by the Employment Agreement, we agreed to pay Mr. O’Reilly an annual bonus for each fiscal year, commencing with the fiscal year ending in June 2006, in an amount equal to 5% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) determined in accordance with Generally Accepted Accounting Principles and calculated without taking into account any payments made by us to Laurus and the effect of embedded derivative accounting. The amount of such bonus and the date of payment shall be authorized by the Compensation Committee within 90 days after the end of each fiscal year. An amendment to Mr. O’Reilly’s employment agreement, effective as of March 13, 2006, was executed by Mr. O’Reilly and us to reflect these revisions to compensation.

EXECUTIVE COMPENSATION

The following summary compensation table sets forth the cash and other compensation paid during the last fiscal year to our Chairman, President and Chief Executive Officer and our Chief Financial Officer (the “Named Executive Officers”), our only two executive officers.

Summary Compensation Table-2007
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation ($)	Total ($)
Michael O’Reilly, Chairman, President And Chief Financial Officer	2007	$342,000	- (1)	-	-	-	-	$13,515	$355,515
Arthur Wasserspring, Chief Financial Officer	2007	$150,000	-	-	-	-	-	-	$150,000
(1) Mr. O’Reilly, under the terms of a current employment agreement, is entitled to earn a bonus equal to 5.0% of our earnings before interest, depreciation, amortization and taxes and payments to Laurus. No bonus was paid in fiscal 2007.

Grants of Plan-Based Awards

There were no equity-based awards granted to either of the Named Executive Officers nor any non-equity awards with future payouts during the year ended June 30, 2007.

Outstanding Equity Awards at Fiscal Year-End-2007

The table below summarizes information regarding exercisable and unexercisable stock options held by each of our Named Executive Officers as of June 30, 2007.

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael O’Reilly	15,469,964	-	-	$.09	5/23/2010	-	-	-	-
Michael O’Reilly	2,000,000	-	-	$.01	5/23/2010	-	-	-	-
Michael O’Reilly	250,000	-	-	$.34	5/23/2010	-	-	-	-
Michael O’Reilly	2,811,595	-	-	$.07904	10/01/2009	-	-	-	-
Michael O’Reilly	2,674,714	-	-	$.07904	10/01/2009	-	-	-	-
Michael O’Reilly	200,000	-	-	$.22	12/28/2007	-	-	-	-
Michael O’Reilly	250,000	-	-	$.1875	8/17/2008	-	-	-	-
Michael O’Reilly	650,000	-	-	$.19	9/10/2011	-	-	-	-

Option Exercises and Stock Vested

There were no option exercises or vesting of shares of stock by the Named Executive Officers during the year ended June 30, 2007.

Directors’ Compensation

The table below summarizes the compensation paid by us to non-employee directors for the fiscal year ended June 30, 2007.

Directors’ Compensation-2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Anthony P. Towell	$7,000	-	-	-	-	-	$7,000
Dr. Kevin J. Phillips	$3,600	-	-	-	-	-	$3,600

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is made up of two independent, non-employee directors, Messrs. Towell and Phillips. No interlocking relationship exists between the members of our Compensation Committee and the board of directors or compensation committee of any other company.

Compensation Committee Report

The Compensation Committee is responsible for establishing and administering our executive compensation programs. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE

Anthony P. Towell
Dr. Kevin J. Phillips

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of June 30, 2007, concerning our equity compensation plans:

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,750,000	$0.176	2,250,000

Equity compensation plans not approved by security holders	100,000(1)	$0.109	2,900,000

Total	2,850,000	$0.173	5,150,000

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our voting stock as of September 27, 2007 of:

•
each person known by us to beneficially own 5% or more of the shares of the outstanding shares of any class of our voting stock, based on filings with the Securities and Exchange Commission and certain other information;

•	each of our executive officers, directors and director nominees; and
•	all of our executive officers, directors and director nominees as a group.

	Class
	Common Stock			Series A Preferred
	Amount and Nature Of Beneficial Ownership (1)			Amount and Nature of Beneficial Ownership (1)
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class	Number of Shares Beneficially Owned	Percent of Class
Michael O’Reilly (2)	39,953,570	(3)	51.4%	-	-
Anthony P. Towell (2)	914,533	(4)	1.2%	-	-
Dr. Kevin Phillips (5)	1,645,839	(6)	2.1%	650,000	50.0%
Arthur J. Wasserspring (2)	0		*	-	-
Gary Molnar (5)	1,135,839	(7)	1.5%	650,000	50.0%
Laurus Master Fund, Ltd.	7,701,692	(8)	9.9%
All directors and Executive Officers as a group
(4 individuals)	42,513,942	(9)	54.6%	650,000	50.0%
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

(2)	The address for this person is c/o Windswept Environmental Group, Inc., 895 Waverly Avenue., Holtsville, New York 11742.

(3)
Includes 15,647,297 shares of our common stock directly held by Mr. O'Reilly and options under which he may purchase 24,306,273 shares of our common stock. Does not include 11,000 shares of our common stock directly held by the wife of Mr. O'Reilly, as to which Mr. O'Reilly disclaims beneficial ownership.

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

(8)
The address of Laurus is c/o Laurus Capital Management, LLC, 335 Madison Avenue, New York, NY 10017. The shares of common stock reported as beneficially owned by Laurus includes 3,551,119 shares of outstanding common stock. Certain of the shares of common stock reported as beneficially owned are shares that Laurus has the right to acquire upon conversion of the original note, and exercise of options and a warrant held by it. Laurus is subject to a beneficial ownership limitation of 9.99% of our common stock. The amount reported as beneficially owned is subject to such limitation.

(9)
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 30, 2005, we entered into a financing transaction with Laurus pursuant to the terms of a securities purchase agreement, as amended, and related documents. Under the terms of the financing transaction, we issued to Laurus:

•
a secured convertible term note, dated June 30, 2005, in the principal amount of $5,000,000 (as amended and restated, the “Note”). The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date(s) of the registration statement or registration statements as required to be filed by us pursuant to the registration rights agreement described below;

•
a twenty-year option (the “Initial Option”), dated June 30, 2005, to purchase 30,395,179 shares of our common stock at a purchase price of $.0001 per share, of which a portion has been exercised to purchase 1,758,336 shares (plus 1,254,619 shares subsequent to June 30, 2007); and

•	a seven-year common stock purchase warrant, dated June 30, 2005, to purchase 13,750,000 shares of our common stock at a purchase price of $0.10 per share.

After consummating the transaction on June 30, 2005, Laurus subsequently provided additional financing to us on the same terms and conditions as follows:

•	On July 13, 2005, Laurus loaned us an additional $350,000, and we amended and restated the Note, to be in the principal amount of $5,350,000.
•	On September 9, 2005, Laurus loaned us an additional $650,000, and we further amended and restated the Note to be in the principal amount of $6,000,000.
•	On October 6, 2005, Laurus loaned us an additional $1,350,000, and we further amended and restated the Note to be in the principal amount of $7,350,000.

On September 29, 2006, we entered into the Omnibus Amendment with Laurus and amended and restated the Note. The Omnibus Amendment and the Note improve for us certain terms of the original agreements between the parties and eliminate the authorized share deficiency that caused the necessity of applying derivative liability accounting. The Omnibus Agreement, which significantly reduced the shares issuable to Laurus, among other things, included the following terms:

1) $4,000,000 of the remaining principal balance on the Note became non-convertible.

2) Six months (July through December 2006) of principal payments under the Note were deferred to the maturity date.

3) Future monthly payments on the Note were reduced to $100,000 beginning January 1, 2007, first applied to interest and then to principal.

4) If at any time we have a cash and cash equivalents total balance in excess of $1,000,000, 50% of any cash received by us in excess of such amount will be used to pay down principal of the Note.

5) The Note was extended for one year through June 2009.

6) An option to purchase 11,145,000 (9,631,343 as of September 30, 2007 due to subsequent conversions shares of Common Stock) at a nominal exercise price was issued to Laurus on September 29, 2006 (together with the Initial Option, the “Options”).

7) The beneficial ownership cap on securities of ours that may be beneficially owned by Laurus at any one time has been raised from 4.99% to 9.99%.

8) Laurus agreed to transfer voting control of all securities of ours owned by them either to us or to a third party.

This Note (together with the aggregate $600,000 non-convertible notes issued by us to Laurus in January 2007, April 2007 and July 2007) are the only Laurus notes issued by us that are currently outstanding. Payments made by us on the notes, and conversions on the Note, have reduced the current principal balance of the notes to $6,330,028 as of September 27, 2007.

Concurrently with the Laurus financing, on June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., an affiliate of our previous majority stockholder and senior secured lender, bearing interest at LIBOR plus 1%.

Due to working capital constraints, we have requested and received from Laurus waivers through October 31, 2007 for unpaid principal and interest payments. There are no guarantees that such waivers will be extended past this date.

As part of the financing transaction, Laurus required us to obtain a $3,000,000 key man renewable term life insurance policy on the life of our president and chief executive officer. We are the beneficiary of the policy, which has a current annual premium of $24,969 payable by us. Laurus is a contingent beneficiary of this life insurance policy.

Set forth below is a summary of the material terms of the agreements governing the Laurus financing transaction, as amended through September 27, 2007:

The funds borrowed under the Laurus financing are governed by the Securities Purchase Agreement, as amended, the Note, a security agreement, a stock pledge agreement, a registration rights agreement, as amended, and subsidiary guarantees. Under the terms of the Securities Purchase Agreement, as amended, Laurus had a right to provide us with $1,300,000 of financing in addition to the original $5,000,000 that it provided to us on the same terms as the original Note. In connection with the additional borrowings described above, Laurus has provided all of such additional financing.

Principal Borrowing Terms and Prepayment. Pursuant to the terms of the Note, which matures on June 30, 2009, we made, on the first day of each month, monthly payments of principal to Laurus in the amount of $229,687.50, plus interest, for the period from January 1, 2006 through June 30, 2006. For the period from July 1, 2006 through December 31, 2006, we were required to make interest payments only, which payments have been made through September 27, 2007. Commencing January 1, 2007, until maturity, we are required to make monthly payments to Laurus of $100,000, first applied to interest and then to principal. Such payments for January-April 2007 were made through partial conversions of the Note. The interest portion of such payments for February-August 2007 were also made through partial conversions of the Note. A waiver deferring payment through October 31, 2007 was received for the unpaid principal and interest portion of such payments (totaling $454,651). Should Laurus cease to grant any further waivers, we may default in payment on the Note, accelerating the full balance thereof. In addition, if at any time after September 29, 2006, we have a cash and cash equivalents balance $1,000,000, 50% of any cash received by us in excess of such amount will be used to pay down principal of the Note. Principal repayments were originally due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial repayment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $459,375 have been deferred until June 30, 2009. Laurus is required to convert such amounts in shares of our common stock; up to a maximum amount of $1,730,028, should all of the following conditions be satisfied:

•	the average closing price of our common stock for the five (5) trading days immediately prior to the first of each month is equal to or greater than $.10;
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

•	Laurus’ aggregate beneficial ownership of our shares of common stock does not and would not by virtue thereof exceed 9.99%;
•	we are not in default of the Note; and
•	the maximum number of shares of common stock into which the Note is convertible is not exceeded.

Should we be required to pay cash, this may have an adverse effect on our cash flow and liquidity.

The Note may be redeemed by us in cash by paying the holder of the Note 110% of the principal amount, plus accrued interest. As discussed below, the holder of the Note may convert a portion of the Note, together with related interest and fees, into fully paid shares of our common stock at any time, provided that, commencing September 29, 2006, the amount converted cannot exceed $1,942,175 ($1,730,028 as of September 27, 2007). The number of shares to be issued shall equal the total amount of the Note to be converted, divided by an initial fixed conversion price of $.09.

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

There would be no proceeds payable to us upon a cashless exercise of the Options or the warrant. There can be no assurances that Laurus will exercise the Options and warrant or that it will elect to pay the exercise price in cash in lieu of a cashless exercise. On September 12, 2005, we issued 1,500,000 shares of our common stock to Laurus in connection with its partial exercise of the Initial Option at an exercise price of $.0001 per share for an aggregate exercise price of $150. In addition, on June 29, 2007, we issued 258,336 shares of our common stock to Laurus in connection with another partial exercise of the Initial Option. Subsequent to the fiscal year end, we issued an additional 1,255,321 shares of our common stock to Laurus in connection with partial exercises of the Initial Option.

Laurus has contractually agreed to restrict its ability to convert the Note and/or exercise its warrant and options if such conversion and/or exercise would cause its beneficial ownership of shares of our common stock to exceed 9.99% of the outstanding shares of our common stock, which is null and void without notice to us upon the occurrence and during the continuance of an event of default or upon 61 days’ prior written notice to us. Since Laurus is irrevocably prohibited from waiving this 9.99% limitation, except as described above, even if the other conditions allowing us to pay in shares of common stock have been satisfied, if Laurus cannot or does not reduce its ownership of our common stock at a time when such reduction would be necessary to allow us to make a payment in shares of common stock, we would be required to pay Laurus in cash. This may have an adverse effect on our cash flow and liquidity.

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

•	a breach by us of any material representation or warranty made in the Note or in any agreement made in connection therewith;
•	any form of bankruptcy or insolvency proceeding instituted by or against us, which is not vacated within 30 days;
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

•	the departure of Michael O’Reilly from our senior management.

Registration Rights. Pursuant to the terms of the Registration Rights Agreement, as amended, we were obligated to file, on or prior to December 15, 2006, a registration statement with the Securities and Exchange Commission registering the resale of 5,395,061 shares of our common stock issuable to Laurus, which registration statement was required to become effective by February 15, 2007, which deadlines were timely met. We have also agreed to file such further registrations as necessary to register the remaining shares of common stock underlying the securities of ours owned by Laurus not registered in the foregoing registration statement, in each case within 45 days of written notice by Laurus.

Non-Convertible Secured Notes. On January 12, 2007 and April 18, 2007, we issued non-convertible secured term notes to Laurus in the principal amount of $250,000 each. Interest is payable monthly commencing February 1, 2007 and May 1, 2007 respectively at per annum of $17.50% (plus an additional 5% per annum in the event of a default) and the principal is payable on January 12, 2008. The notes are prepayable by us and provide Laurus with the option, in the event of a default, to demand repayment at 110% of the outstanding principal amount. In connection with the issuance of the notes on January 12, 2007 and April 18, 2007, we also entered into a Reaffirmation and Ratification Agreement with Laurus, pursuant to which we acknowledged and ratified all of our obligations to Laurus under the securities purchase agreement and related documents. Pursuant to this Agreement, the obligations under the January 2007 and April 2007 notes are subject to the terms of the security agreement between Laurus and us. A management fee of $8,750 was paid to Laurus in connection with each of these transactions. (See Subsequent Events for an additional term note issued to Laurus in the principal amount of $100,00).

On June 30, 2005, we completed a financing transaction, in which we sold the Note to Laurus. The sale of the Note was completed pursuant to a securities purchase agreement, as amended, and related documents, dated June 30, 2005. $2,750,000 of the proceeds from this transaction were used to satisfy all of our financial obligations to Spotless, including the Spotless Loan.

Mr. O’Reilly issued a personal guaranty to Laurus for $3,250,000 of the Note.

In addition, we issued an option exercisable at $.09 per share to Mr. O’Reilly to purchase 15,469,964 shares of our common stock in connection with his:

•
agreement to a new employment agreement, which (a) does not include a put right that existed in his former employment agreement requiring us, under certain circumstances, to buy his shares of our common stock and shares underlying his vested options, and (b) called for a base salary of $285,000 per year and a bonus equal to 2.5% of our pre-tax income, as defined in the employment agreement; and

•	agreement to personally guarantee our bonding obligations,

each of which was a condition precedent to the consummation of our financing transaction with Laurus.

On May 13, 2006, the Compensation Committee of our company approved an increase in Mr. O’Reilly’s base salary to $342,000 per year. In addition, in lieu of the bonus provided by the Employment Agreement, we agreed to pay Mr. O’Reilly an annual bonus for each fiscal year, commencing with the fiscal year ending in June 2006, in an amount equal to 5% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) determined in accordance with Generally Accepted Accounting Principles and calculated without taking into account any payments made by us to Laurus and the effects of embedded derivative accounting. The amount of such bonus and the date of payment shall be authorized by the Compensation Committee within 90 days after the end of each fiscal year. An amendment to Mr. O’Reilly’s employment agreement, effective as of March 13, 2006, was executed by Mr. O’Reilly and us to reflect these revisions to compensation.

On December 16, 1998, we entered into an operating lease agreement with Michael O’Reilly, our president and chief executive officer. Pursuant to the terms of the arrangement that expired in December 2002 and has continued on a month-to-month basis thereafter, we lease a forty-two foot custom Topaz boat for monthly rental payments of $5,000. The leasing arrangement was necessitated by a marine assistance contract that expired on December 31, 2000, although the arrangement continues to provide us with our largest floating vessel capable of handling specialty equipment and facilitating an offshore support crew. We are responsible for all taxes, insurance and repairs pertaining to this boat.

We believe that all of the transactions that we have entered into with our officers, directors and principal stockholders have been on terms no less favorable to us than those available from unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Holtz Rubinstein Reminick LLP provided audit services for us for our fiscal year ended June 30, 2007.  The aggregate fees billed by Holtz Rubinstein Reminick LLP for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q and services normally provided by the accountant in connection with statutory and regulatory filings and engagements were $142,900 for our fiscal year ended June 30, 2007.

Holtz Rubinstein Reminick LLP provided audit services for us for our fiscal year ended June 30, 2006.  The aggregate fees billed by Holtz Rubinstein Reminick LLP for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q and services normally provided by the accountant in connection with statutory and regulatory filings and engagements were $125,000 for fiscal year ended June 30, 2006.

Audit-Related Fees

There were no fees billed in our fiscal year ended June 30, 2007 for assurance and related services by Holtz Rubinstein Reminick LLP that are reasonably related to the audit or review of our financial statements and that were not covered in the audit fees disclosure above.

There were no fees billed in our fiscal year ended June 30, 2006 for assurance and related services by Holtz Rubinstein Reminick LLP that are reasonably related to the audit or review of our financial statements and that were not covered in the audit fees disclosure above.

Tax Fees

There were no fees billed for our fiscal year ended June 30, 2007 for any professional tax advice or tax planning services rendered by Holtz Rubinstein Reminick LLP.

There were no fees billed for our fiscal year ended June 30, 2006 for any professional tax advice or tax planning services rendered by Holtz Rubinstein Reminick LLP.

All Other Fees

There were no fees billed for the fiscal year ended June 30, 2007 for professional services rendered by Holtz Rubinstein Reminick LLP for all other services not disclosed above.

There were no fees billed for the fiscal years ended June 30, 2006 for professional services rendered by Holtz Rubinstein Reminick LLP for all other services not disclosed above.

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

3.1
Amended and Restated Certificate of Incorporation of Windswept filed with the Delaware Secretary of State on March 3, 1995 (Incorporated by reference to Exhibit 3.1 of Windswept’s Registration Statement on Form S-1/A filed with the SEC on February 3, 2006).

3.2
Certificate of Designations of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on February 28, 1997 (Incorporated by reference to Exhibit 3.2 of Windswept’s Registration Statement on Form S-1/A filed with the SEC on February 3, 2006).

3.3
Certificate of Amendment to the Certificate of Incorporation of Windswept filed with the Delaware Secretary of State on March 20, 1997 (Incorporated by reference to Exhibit 3.04 of the Company’s Annual Report on Form 10-KSB (Date of Report: April 30, 1997) filed with the SEC on October 3, 1997).

3.4
Certificate of Designations of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

3.5
Certificate of Amendment to the Certificate of Incorporation of Windswept filed with the Delaware Secretary of State on September 18, 2000 (Incorporated by reference to Exhibit 3.5 of Windswept’s Registration Statement in Form S-1/A filed with the SEC on February 3, 2006).

3.6
Certificate of Amendment to the Certificate of Incorporation of Windswept filed with the Delaware Secretary of State on March 15, 2001 (Incorporated by reference to Exhibit 3.6 of Windswept’s Registration Statement on Form S-1/A filed with the SEC on February 3, 2006).

	3.7	By-laws of Windswept (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement (No. 33-14370 N.Y.) filed with the SEC on June 1, 1987).

4.1
Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.01 of Windswept’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998, filed with the SEC on August 13, 1998).

10.1
Option Certificate for 2,000,000 stock options issued to Michael O’Reilly (Incorporated by reference to Exhibit 4.05 of Windswept’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 1997, filed with the SEC on October 3, 1997).

10.2	1997 Incentive Plan (Incorporated by reference to Exhibit 4.1 of Windswept’s Registration Statement on Form S-8 (No. 333-22491) filed with the SEC on February 27, 1997).

10.3	1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 of Windswept’s Registration Statement on Form S-8 (No. 333-61905) filed with the SEC on August 20, 1998).

10.4	2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of Windswept’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, filed with the SEC on March 19, 2001).

10.5
Employment Agreement, dated June 30, 2005, between Windswept and Michael O’Reilly (Incorporated by reference to Exhibit 10.15 of Windswept’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.6
Option to purchase 15,464,964 shares of common stock dated June 30, 2005, issued by Windswept to Michael O'Reilly (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.7
Option to purchase 2,000,000 shares of common stock dated May 24, 2005, issued by Windswept to Michael O’Reilly (Incorporated by reference to Exhibit 10.8 of Windswept’s Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3, 2005).

10.8
Option to purchase 250,000 shares of common stock dated May 24, 2005, issued by Windswept to Michael O’Reilly (Incorporated by reference to Exhibit 10.9 of Windswept’s Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3, 2005).

10.9
Option to purchase 250,000 shares of common stock dated May 24, 2005, issued by Windswept to Tony Towell (Incorporated by reference to Exhibit 10.10 of Windswept’s Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3, 2005).

10.10
Option to purchase 100,000 shares of common stock dated December 6, 2004, issued by Windswept to Tony Towell (Incorporated by reference to Exhibit 10.11 of Windswept’s Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3, 2005).

10.11
Stock Option Agreement dated October 29, 1999 between the Company and Michael O’Reilly. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.12
Stock Option Agreement dated October 29, 1999 between the Company and Michael O’Reilly relating to options vesting upon exercise of the convertible note (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (Date of Report: October 29, 1999) filed with the SEC on November 12, 1999).

10.13
Option to purchase 100,000 shares dated December 6, 2004, issued by Windswept to Dr. Kevin Phillips (Incorporated by reference to Exhibit 10.14 of Windswept’s Annual Report on Form 10-K for the fiscal year ended June 28, 2005, filed with the SEC on October 3, 2005).

10.14
Amendment No. 1 to the Account Receivable Finance Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds and Spotless (Incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.15
Securities Purchase Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.1 of Windswept’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.16
Funds Escrow Agreement, dated June 30, 2005, by and among Windswept, Laurus and Loeb & Loeb LLP, as escrow agent (Incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.17
Option, dated June 30, 2005, issued by Windswept to Laurus (Incorporated by reference to Exhibit 10.3 of Windswept’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.18
Common Stock Purchase Warrant, dated June 30, 2005, issued by Windswept to Laurus. (Incorporated by reference to Exhibit 10.4 of Windswept’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.19
Master Security Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds Environmental Restoration Inc. (“Trade-Winds”), North Atlantic Laboratories, Inc. (“North Atlantic”) and Laurus. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.20
Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Dr. Kevin Phillips (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.21
Option to purchase 250,000 shares of common stock, dated June 30, 2005, issued by Windswept to Gary Molnar (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.22
Forebearance and Deferral Agreement, dated June 30, 2005, by and among Windswept, Michael O’Reilly, the Series A Convertible Preferred Stockholders and Laurus (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.23
Bonding Support Letter from Michael O’Reilly to Windswept and Laurus (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.24
Registration Rights Agreement, dated June 30, 2005, by and between Windswept and Laurus. (Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.25
Stock Pledge Agreement, dated June 30, 2005, by and among Windswept, Trade-Winds, North Atlantic and Laurus (Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.26
Subsidiary Guaranty, dated the June 30, 2005, from Trade-Winds and North Atlantic to Laurus (Incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.27
Secured Promissory Note, dated June 30, 2005, issued by Windswept to Spotless in the principal amount of $500,000 (Incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.28
Security Agreement, dated June 30, 2005, between North Atlantic and Spotless (Incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.29
Security Agreement, dated June 30, 2005, between Windswept and Spotless Plastics (USA) Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.30
Security Agreement, dated June 30, 2005, between Trade-Winds and Spotless (Incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.31
Subordination Agreement, dated June 30, 2005, by and between Spotless and Laurus, acknowledged by Windswept (Incorporated by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.32
Account Receivable Sale Agreement, dated June 30, 2005, by and among Spotless, Windswept and TradeWinds. (Incorporated by reference to Exhibit 10.27 of the Company’s Current Report on Form 8-K (Date of Report: June 30, 2005) filed with the SEC on July 7, 2005).

10.33
Lease Agreement dated September 2, 2005 between Trade-Winds and Alberta Bentily. (Incorporated by reference to Exhibit 10.01 of Windswept’s Current Report on Form 8-K (Date of Report: September 1, 2005) filed with the SEC on September 8, 2005).

10.34
Amendment and Deferral Agreement, dated November 10, 2005, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept’s Current Report on Form 8-K (Date of Report: November 10, 2005) filed with the SEC on November 14, 2005).

10.35
Amendment and Fee Waiver Agreement, dated as of November 23, 2005, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.01 of Windswept’s Current Report on Form 8-K/A (Date of Report: November 23, 2005) filed with the SEC on January 17, 2006).

10.36
Amendment and Fee Waiver Agreement, dated as of January 13, 2006, by and between Windswept and Laurus (Incorporated by reference on Exhibit 10.01 of Windswept’s Current Report on Form 8-K (Date of Report: January 13, 2006) filed with the SEC on January 17, 2006).

10.37
Amendment and Fee Waiver Agreement, dated as of February 28, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.01 of Windswept’s Current Report on Form 8-K (Date of Report: February 28, 2006) filed with the SEC on March 2, 2006).

10.38
Amendment and Fee Waiver Agreement, dated as of March 20, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.01 of Windswept’s Current Report on Form 8-K (Date of Report: March 20, 2006) filed with the SEC on March 22, 2006).

10.39
Amendment No. 1 to Employment Agreement, effective as of March 13, 2006, between Windswept and Michael O’Reilly. (Incorporated by reference to Exhibit 10.1 of Windswept’s Current Report on Form 8-K/A (Date of Report: April 13, 2006) filed with the SEC on April 17, 2006).

10.40
Amendment and Fee Waiver Agreement, dated May 11, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept’s Current Report on Form 8-K (Date of Report: May 11, 2006) filed with the SEC on May 17, 2006).

10.41
Amendment and Fee Waiver Agreement, dated June 12, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept’s Current Report on Form 8-K (Date of Report: June 12, 2006) filed with the SEC on June 13, 2006).

10.42
Amendment and Fee Waiver Agreement, dated June 30, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept’s Current Report on Form 8-K (Date of Report: June 30, 2006) filed with the SEC on July 6, 2006).

10.43
Amendment and Fee Waiver Agreement, dated July 21, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept’s Current Report on Form 8-K (Date of Report: July 21, 2006) filed with the SEC on July 25, 2006).

10.44
Amendment and Fee Waiver Agreement, dated August 25, 2006, by and between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept’s Current Report on Form 8-K (Date of Report: August 25, 2006) filed with the SEC on August 30, 2006).

10.45
Omnibus Amendment, dated September 29, 2006, between Windswept and Laurus (Incorporated by reference to Exhibit 10.1 of Windswept’s Current Report on Form 8-K (Date of Report: September 29, 2006) filed with the SEC on October 5, 2006).

10.46
Amended and Restated Secured Convertible Term Note, dated September 29, 2006, issued by the Company to Laurus (Incorporated by reference to Exhibit 10.2 of Windswept’s Current Report on Form 8-K (Date of Report: September 29, 2006) filed with the SEC on October 5, 2006).

10.47
Option, dated September 29, 2006, to purchase 11,145,000 shares of common stock issued by Windswept to Laurus (Incorporated by reference to Exhibit 10.3 of Windswept’s Current Report on Form 8-K (Date of Report: September 29, 2006) filed with the SEC on October 5, 2006).

10.48
Secured Term Note, dated January 12, 2007, issued by Windswept to Laurus in the principal amount of $250,000 (Incorporated by reference to Exhibit 10.53 of Windswept’s Registration Statement on Form S-1 filed with the SEC on February 9, 2007).

10.49
Reaffirmation and Ratification Agreement, dated January 12, 2007, between Windswept and Laurus (Incorporated by reference to Exhibit 10.54 of Windswept’s Registration Statement on Form S-1 filed with the SEC on February 9, 2007).

10.50
Lease Agreement, dated September 8, 2006 between Tradewinds and 895 Waverly Associates, LLC (Incorporated by reference to Exhibit 10.6 of Windswepts Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 20, 2006).

10.51
Amended and Restated Secured Term Note, dated April 17, 2007, issued by Windswept to Laurus in the principal amount of $500,000 (Incorporated by reference to Exhibit 10.1 of Windswept’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 21, 2007).

10.52
Reaffirmation and Ratification Agreement, dated April 17, 2007, between Windswept and Laurus (Incorporated by reference to Exhibit 10.2 of Windswept’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on May 21, 2007).

10.53	Second Amended and Restated Secured Term Note, dated July 17, 2007, issued by Windswept to Laurus in the principal amount of $600,000.

10.54	Reaffirmation and Ratification Agreement, dated July 17, 2007, between Windswept and Laurus.

21.1	Subsidiaries of the Company.

23.1	Consent of Holtz Rubenstein Reminick LLP.

23.2	Consent of Massella & Associates, CPA, PLLC.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

31.2	Certification of the Chief Financial Officer of the Company pursuant to Sarbanes-Oxley Section 302(a).

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

(b)	Exhibits: See Index of Exhibits.

(c)	Financial Statement Schedules: The response to this portion of Item 15 is submitted as a separate section of this report.

WINDSWEPT ENVIRONMENTAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Windswept Environmental Group, Inc.

We have audited the accompanying consolidated balance sheets of Windswept Environmental Group, Inc. and Subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations, dependence on outside financing, and a stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
September 4, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Windswept Environmental Group, Inc.
Holtsville, New York

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows for the fiscal year ended June 28, 2005 of Windswept Environmental Group, Inc. and subsidiaries (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the stockholders' deficit of the Company as of June 28, 2005 and the results of operations and cash flows for the fiscal years ended June 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Massella & Associates, CPA, PLLC
Massella & Associates, CPA, PLLC
Syosset, New York
September 13, 2005, except for Note 2, which is as of November 13, 2006

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND JUNE 30, 2006

	June 30, 2007	June 30, 2006
ASSETS:
CURRENT ASSETS:
Cash	$156,616	$610,884
Accounts receivable, net of allowance for doubtful accounts of $2,522,678 and $ 1,962,138, respectively	6,977,425	11,235,904
Inventory	123,273	211,058
Costs and estimated earnings in excess of billings on uncompleted contracts	17,523	71,720
Prepaid expenses and other current assets	1,278,112	204,832
Total current assets	8,552,949	12,334,398

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $8,104,302 and $7,178,262, respectively	2,478,931	2,919,876

OTHER ASSETS:
Deferred financing costs	1,196,539	2,372,662
Other	136,359	167,220
Total other assets	1,332,898	2,539,882

TOTAL	$12,364,778	$17,794,156

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY):

CURRENT LIABILITIES:
Accounts payable	$2,599,514	$1,011,700
Liability for repurchased account receivable	150,000	189,197
Accrued expenses	1,743,619	1,569,993
Billings in excess of costs and estimated earnings on uncompleted contracts	64	42,400
Secured convertible notes payable	908,430	-
Secured non-convertible notes payable	1,000,000	-
Accrued payroll and related fringe benefits	1,135,281	429,717
Current maturities of long-term debt	127,727	188,310
Income taxes payable	-	1,838,509
Derivative liabilities: notes, warrants and options	-	27,163,901
Other current liabilities	366,612	121,533
Total current liabilities	8,031,247	32,555,260

LONG-TERM DEBT:
Secured notes payable	3,991,494	500,000
Other	126,774	188,244
Total long-term debt	4,118,268	688,244

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares authorized, issued and outstanding at June 30, 2007 and June 30, 2006	1,300,000	1,300,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY(DEFICIENCY):
Series B preferred stock, $.01 par value; 50,000 shares issued and authorized; 0 shares outstanding at June 30, 2007 and June 30, 2006	-	-
Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares issued and outstanding at June 30, 2007 and June 30, 2006	-	-

Common stock, $.0001 par value; 150,000,000 shares authorized; 38,395,625 shares issued and outstanding at June 30, 2007 and 33,571,215 shares issued and outstanding at June 30, 2006	3,840	3,357

Additional paid-in-capital	45,305,585	38,429,185
Accumulated deficit	(46,394,162)	(55,181,890)
Total stockholders’ deficiency	(1,084,737)	(16,749,348)

TOTAL	$12,364,778	$17,794,156

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEAR ENDED JUNE 30, 2007, JUNE 30,2006 AND JUNE 28, 2005

	June 30, 2007	June 30, 2006	June 28, 2005 (restated)
Revenues	$10,365,528	$32,644,415	$20,640,410

Cost of revenues	10,712,428	18,877,957	15,176,735

Gross profit	(346,900)	13,766,458	5,463,675

Operating expenses:
Selling, general and administrative expenses	6,556,649	8,465,039	4,884,972
Benefit expenses related to variable accounting treatment for officer options and redeemable common stock	-	-	176,089
Total operating expenses	6,556,649	8,465,039	5,061,061
(Loss)/income from operations	(6,903,549)	5,301,419	402,614

Other (income)/expense:
Mark-to-market (gain)/loss on embedded derivatives	(15,721,986)	19,373,659	-
Interest expense	2,945,884	6,678,735	108,265
Purchase discounts paid to related party	-	-	255,585
(Gain) on partial extinguishment of embedded derivative liability and exercise of options	(987,105)	(2,330,640)	-
Other (income)/ expense, net	(40,070)	(8,905)	(51,629)
Total other (income)/expense:	(13,803,277)	23,712,849	312,221

Income/(loss) before benefit/provision for income taxes	6,899,728	(18,411,430)	90,393

(Benefit)/provision for income taxes	(1,888,000)	2,105,760	37,327

Net income/(loss)	8,787,728	(20,517,190)	53,066

Dividends on preferred stock	78,000	78,000	78,000

Net income/(loss) attributable to common shareholders	$8,709,728	$(20,595,190)	$(24,934)

Basic and diluted net loss per common share:
Basic and diluted	$(0.18)	$(0.61)	$0.00

Weighted average number of common shares outstanding:
Basic and diluted	35,334,245	33,510,535	77,936,358

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at June 29, 2004	77,936,358	$7,794	$33,922,017	($34,717,766)	($787,955)

Options issued for Compensation	-		100,000	-	100,000
Dividend on Series A Preferred Stock	-		(78,000)	-	(78,000)
Net Income	-			53,066	53,066
Balance at June 28, 2005	77,936,358	7,794	33,944,017	(34,664,700)	(712,889)

Laurus Financing:
Assumed exercise of shares available for nominal consideration, including partial actual exercise to purchase 1,500,000 shares	1,500,000	150	-	-	150
Loss on 1,500,000 option		-	584,850	-	584,850
Tax effect on Laurus option exercise		-	72,767	-	72,767
Spotless Transactions:
Cancellation of Spotless shares, net of shares sold to Michael O’Reilly	(45,865,143)	(4,587)	4,587	-	-
Early extinguishment of Spotless Note, accrued interest and administrative fees (net of tax effect of $731,640)			1,230,228	-	1,230,228
Surrender of Redemption Right with respect to Common Stock			76,089	-	76,089
Value of Spotless shares sold to Michael O’Reilly less consideration			1,195,708	-	1,195,708
Options granted to preferred stockholders for forbearance of mandatory redemption and dividends			44,650	-	44,650
Dividends on Series A preferred stock			(78,000)	-	(78,000)
Stock-based Compensation			1,450,389	-	1,450,389
Additional taxes attributable to cancellation of
Spotless debt			(96,100)	-	(96,100)
Net loss				(20,517,190)	(20,517,190)
Balance at June 30, 2006	33,571,215	3,357	38,429,185	(55,181,890)	(16,749,348)
Conversion of notes	4,824,410	483	410,477		410,960
Extinguishment of embedded derivative liability			6,539,023		6,539,023
Tax benefit on exercise of options			4,900		4,900
Dividends on Series A preferred stock			(78,000)		(78,000)
Net Income				8,787,728	8,787,728
Balance at June 30, 2007	38,395,625	$3,840	$45,305,585	($46,394,162)	($1,084,737)

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCALYEARS ENDED JUNE 30, 2007, JUNE 30, 2006 AND JUNE 28, 2005

	Fiscal Year Ended June 30, 2007	Fiscal Year Ended June 30, 2006	Fiscal Year Ended June 28, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$8,787,728	$(20,517,190)	53,066
Adjustments to net cash (used in)/provided by operating activities
Mark-to-market (income)/loss on embedded derivative liabilities	(15,721,986)	19,373,659	-
Non-cash interest expense on convertible secured note	296,364	-	-
Depreciation and amortization	926,040	791,530	679,026
Provision for doubtful accounts, net	560,540	454,307	818,691
Compensation benefit related to option and redeemable common stock	-	-	176,089
Amortization of deferred financing cost	1,193,623	1,181,868	-
Gain on exercise of options	-	449,850	-
Gain on extinguishment of debt	(987,105)	(2,780,490)	-
Interest expense - embedded derivatives	739,724	4,019,982	-
Interest expense - notes payable discount	359,009	713,865	-
Stock-based compensation	-	1,450,389	-
Changes in operating assets and liabilities:
Accounts receivable	3,508,742	(4,745,676)	(921,223)
Inventory	87,785	(64,979)	5,191
Costs and estimated earnings in excess of billings on uncompleted contracts	54,197	(41,254)	577,581
Prepaid expenses and other current assets	(749,740)	(157,579)	210,312
Other assets	30,861	154,826	(198,389)
Accounts payable and accrued expenses	1,841,909	(70,525)	(702,933)
Accrued payroll and related fringe benefits	705,564	(99,150)	(395,858)
Income tax payable	(2,157,149)	944,957	650,939
Other current liabilities	245,079	(367,935)	22,376
Billings in excess of costs and estimated earnings on uncompleted contracts	(42,336)	(40,916)	(156,195)

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES:	(321,151)	649,540	818,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(413,915)	(1,250,850)	(89,208)
Proceeds from third party receivables	189,197	-	-
NET CASH USED IN INVESTING ACTIVITIES	(224,718)	(1,250,850)	(89,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt (Laurus)	-	(1,378,125)	-
Principal payments of long-term debt	(193,233)	(208,370)	(307,737)
Proceeds from long-tem debt	-	-	27,421
Exercise of stock options	-	150	-
Cancellation of liability to a related party	(197,666)	-	-
Payments for deferred financing costs	(17,500)	(2,314,172)	-
Repayment and cancellation of secured note payable to a related party	-	(2,750,000)	-
Proceeds from secured notes payable	500,000	7,350,000	-
NET CASH PROVIDED BY/(USED) IN FINANCING ACTIVITIES	91,601	699,483	(280,316)

NET (DECREASE)/INCREASE IN CASH	(454,268)	98,173	449,149

CASH - BEGINNING OF YEAR	610,884	512,711	63,562

CASH - END OF YEAR	$156,616	$610,884	$512,711

Cash paid during the year for:
Interest	$397,080	$544,903	$111,012
Income taxes	$250	$1,160,332	$1,305

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Extinguishment of derivative liabilities	$6,539,023	-	-
Reduction of long-term debt through stock conversion - Laurus	$114,596	-	-
Laurus option conversion	$100,000	-	-
Tax benefit on Laurus option conversion	$4,900	-	-
Recognition of embedded derivative liabilities,	-	$7,655,242	-
Recognition of discount on secured convertible note	-	$5,971,875	-
Capitalized gain on extinguishment of secured note payable - related party	-	$1,122,794	-
Financing cost related to guaranties of CEO remunerated through sale of discounted shares	-	$1,195,708	-
Property and equipment acquired through financing	$73,240	$217,912	-
Account receivable repurchased in connection with refinancing	-	$189,197	-
Paid-in capital arising from reduction in derivative option liability on option exercise	-	$135,000	-
Capitalized cancellation of put right relating to redeemable common stock	-	$76,089	-
Financing cost related to issuance of options to preferred stockholders	-	$44,650	-

See notes to consolidated financial statements

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JUNE 30, 2007, JUNE 30, 2006 AND JUNE 28, 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Windswept Environmental Group, Inc. and its subsidiaries (the “Company”) provides a full array of environmental services through vertically integrated businesses in the areas of hazardous waste remediation, asbestos removal, mold remediation, lead clean-up, emergency spill response and laboratory testing and training. In providing a turnkey environmental solution, the Company also provides demolition, renovation and other general construction services. The Company provides these services to a diversified customer base located primarily in the Northeastern United States. The Company’s operations are conducted in a single business segment - environmental services.

Basis of Presentation and Going Concern Considerations

The accompanying consolidated financial statements include the accounts of Windswept Environmental Group, Inc. and its subsidiaries, Trade-Winds Environmental Restoration, Inc. and North Atlantic Laboratories, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations, a stockholders’ deficit, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Company’s ability to continue as a going concern. Subject to the receipt of continued waivers from Laurus, we expect to generate sufficient cash flow from operations (including by aggressively seeking to collect our current receivables as well as those in collection litigation) to support our working capital needs and to adequately fund our current operations for at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Embedded Derivative Liabilities

In order to calculate the derivative liabilities, the Company projected the following factors over various periods through the June 30, 2008 original maturity date of the secured convertible note held by the Laurus Master Fund, Ltd. (“Laurus”):

•	the prime interest rate was projected to increase 0.25% per quarter for the first year;
•	the future volatility of common stock was projected at 150%;
•	the stock price annual growth rate was estimated at the cost of equity;
•	a default on registration requirements was projected at 5.0%;
•	other forms of default were projected at 5.0% initially, increasing 0.1% monthly;
•	the availability of alternative financing to redeem the note, if exercise of redemption option was triggered, starting at 0%, increasing monthly by 1% to a maximum of 25%;
•	the twenty-two day trading volume remaining flat; and
•	the weighted average reset price projected at $0.0899

At the end of each successive quarterly period, the Company had to re-measure the embedded derivative liabilities against revised projections, with the revisions therein directly based on the actual experience. Each of the above factors contributed differently to the actual calculations, but the Company believed the variations in its stock price to be the most significant.

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

The fair value of options or warrants to purchase the Company’s common stock is now exclusively determined using the Black-Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to determine market value as follows:

•	exercise price (the price to be paid for a share in the Company’s common stock);
•	price of the Company’s common stock on the day the options or warrants are granted;
•	the expected number of days that the options or warrants will be held before they are exercised, based on the average of their vesting and contractual periods;
•	trading volatility of the Company’s common stock, based on historical prices for a retrospective period equal to the expected holding period together with certain other factors as applicable; and
•	the annual risk free interest rate on the day the option or warrant is granted for the expected holding period.

The determination of expected volatility requires management to make certain estimates and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

The following table illustrates the effect on net loss attributable to common stockholders and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 “Accounting for Stock-Based Compensation,” to stock based employee compensation for the fiscal year ended June 28, 2005.

Fiscal Year Ended June 28, 2005
Net loss attributable to common shareholders, as reported	$(24,934)
Add: Stock-based compensation included in income	176,089
Adjusted net income	151,155
Less: Stock-based employee compensation-cost determined under the fair value method, net of related tax effects	(431,781)
Pro forma net loss attributable to common shareholders	$(280,626)
Net loss per share:
Basic – as reported	$.00
Basic – pro forma	$.00

Diluted – as reported	$.00
Diluted – pro forma	$.00

The weighted average fair value of options granted during the fiscal year ended June 28, 2005 was estimated at $.20, on the date of the grant.

The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Fiscal Year Ended June 28, 2005

Risk free rate	3.8%
Dividend yield	-
Volatility	162%
Expected Option Life	5-10 years

Revenue Recognition

Revenue derived from services provided to customers over a period of less than one month is recognized when billed.

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

Claims

Revenue from claims, such as claims relating to disputed change modifications, is recognized when realization is probably and the amount can be reliably estimated.

In the fiscal year ended June 28, 2005, the Company recorded a settlement in connection with a claim of approximately $440,000 and recognized this amount as revenue.

Inventory

Inventory consists entirely of finished goods (materials and supplies utilized on the Company’s remediation projects) and is recorded at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment, consisting of machinery and equipment, office furniture and equipment, trucks and vehicles, and leasehold improvements are stated at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. The Company depreciates small tools based on an estimated useful life of three years. The Company depreciates leasehold improvements, office furniture, trucks, other vehicles and telephone systems over the lesser of the term of the related lease or the estimated useful life of five years. The Company depreciates all other equipment, including project-specific and office-related equipment, including computer equipment, based on an estimated useful life of three to seven years. Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated future cash flows from the use of the assets. There were no impairment charges for the fiscal years ended June 30, 2007, June 30, 2006, and June 28, 2005.

Allowance for Doubtful Accounts

The Company has established an allowance for accounts receivable based upon factors such as the credit risk of specific customers, historical trends and other information.

The activity within the allowance for doubtful accounts for the fiscal years ended June 30, 2007, June 30, 2006, and June 28, 2005 were as follows:

	Fiscal Year Ended June 30, 2007	Fiscal Year Ended June 30, 2006	Fiscal Year Ended June 28, 2005

Balance, beginning of period	$1,962,138	$1,507,831	$689,140
Charged to costs and expenses	560,540	342,341	806,000
Deductions	-	-	(86,799)
Recoveries	-	111,966	99,490
Balance, end of period	$2,522,678	$1,962,138	$1,507,831

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

Income Taxes

Deferred income taxes result from timing differences arising between financial and income tax reporting due to the deductibility of certain expenses in different periods for financial reporting and income tax purposes. A valuation allowance is provided against net deferred tax assets unless, in management’s judgment, it is more likely than not that such deferred tax asset will be realized.

The Company files a consolidated Federal income tax return. Accordingly, Federal income taxes are provided on the taxable income, if any, of the consolidated group. State franchise and income taxes are provided on a separate company basis, if and when taxable income, after utilizing available carry forward losses, exceeds certain levels.

Fair Value of Financial Instruments

As of June 30, 2007, the carrying value of cash, accounts receivable, accounts payable and notes payable and current maturities of long-term debt approximated fair value because of their short maturity. Based on a closing market price of the Company’s common stock of $.18 at June 30, 2007 and the conversion provisions of the underlying instrument, the fair value of the Series A Redeemable Preferred Stock was $234,000. The Company believes that an undetermined discount for lack of liquidity would be appropriate due to the large amount of stock that would be issuable upon conversion.

Fiscal Year

Currently, the Company’s fiscal year ends on June 30 and the fiscal quarters end on the last day in September, December and March, respectively. Through the fiscal year ended June 28, 2005, the Company had a 52-53 week fiscal year ending on the Tuesday nearest June 30. Each fiscal year was generally comprised of four 13-week quarters, each containing two four-week months followed by one five-week month.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim period and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FASB 157"). FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within the hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FASB 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 had no impact on our financial position and results of operations.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("FASB 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or after November 15, 2007, provided the entity also elects to apply the provisions of FASB 157. The Company is continuing to evaluate the impact of this statement.

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
		Increase
		(Decrease)

Statement of Operations
Other expense (income):
Interest expense	$363,850	$(255,585)	$108,265
Purchase discounts & financing fees paid to related party	-	$255,585	255,585
Total other expense (income)	$312,221	-	$312,221

3.	SALES OF CONTROLLING INTEREST AND REFINANCINGS

On October 26, 1999, the board of directors of the Company created a class of 50,000 shares of preferred stock, par value $.01 per share, designated as the Series B Convertible Preferred Stock (the “Series B Preferred”). Each share of Series B Preferred had a liquidation preference of $79.04, was initially convertible into 1,000 shares of Common Stock, par value $.0001 per share, of the Company (the “Common Stock”) (subject to adjustment) and was entitled to cast 1,000 votes, together with the Common Stock and the Series A Convertible Preferred Stock, par value $.01 per share (the “Series A Preferred”), on any matters subject to a vote of the holders of the Common Stock.

On October 29, 1999, the Company entered into a subscription agreement with Spotless Plastics (USA), Inc. (“Spotless”), a Delaware corporation, pursuant to which the Company issued to Windswept Acquisition Corporation (“Acquisition Corp.”), a Delaware corporation and a wholly-owned subsidiary of Spotless, 22,284,683 shares (the “Acquisition Corp. Common Shares”) of Common Stock and 9,346 shares of Series B Preferred, for an aggregate subscription price of $2,500,000 or $.07904 per share of Common Stock and $79.04 per share of Series B Preferred.

In addition, the Company and its wholly-owned subsidiaries, Trade-Winds Environmental Restoration, Inc. and North Atlantic Laboratories, Inc., as joint and several obligors (collectively, the “Obligors”), borrowed $2,000,000 from Spotless. This borrowing was evidenced by a secured convertible promissory note, dated October 29, 1999 (the “Spotless Note”). Outstanding principal under the Spotless Note bore interest at a rate equal to the London Interbank Offering Rate (“LIBOR”) plus an additional 1% and was payable monthly. The Spotless Note had a maturity date of October 29, 2004, unless Spotless elected to defer repayment until October 29, 2005. The outstanding principal amount and all accrued and unpaid interest under the Spotless Note was convertible, at the option of Spotless, in whole or in part, at any time, into shares of Common Stock at the rate of one share of Common Stock for every $.07904 of principal and accrued interest so converted (or, in the event that certain approvals have not been obtained at the time of conversion, into shares of Series B Preferred at the rate of one share of Series B Preferred for every $79.04 of principal and accrued interest so converted). In connection with the Spotless Note, each of the Obligors granted to Spotless a security interest in all of their respective assets pursuant to a Security Agreement dated October 29, 1999. The transaction with Spotless described above is hereafter referred to as the “Spotless Transaction”.

On November 16, 2001, Acquisition Corp. exercised its right to convert all 9,346 shares of the Company’s Series B Preferred. As a result of such conversion and in accordance with the terms of the Company’s Series B Preferred, Acquisition Corp. was issued 10,495,174 shares of the Company’s Common Stock. Such amount included 9,346,000 shares as a result of the 1,000:1 conversion ratio, and an additional 1,149,174 shares that were calculated based upon a formula that took into consideration the value of the Series B Preferred on the date of issuance and the number of days elapsed from the date of the issuance of the Series B Preferred through the conversion date. The issuance of the additional shares of Common Stock was recorded as a dividend of $390,719. The dividend represents the difference between the fair market value of the Company’s Common Stock issued on November 16, 2001 and the fair market value of the Company’s Common Stock at the date the Series B Preferred was issued.

On November 16, 2001, Spotless exercised its right to convert all principal and accrued and unpaid interest on the $2,000,000 Spotless Note. As a result of the conversion of the Spotless Note and accrued and unpaid interest, the Company issued 28,555,250 shares of its Common Stock to Acquisition Corp. in full satisfaction of the Spotless Note and the related accrued and unpaid interest.

Until June 30, 2005, after giving effect to these conversions, Spotless beneficially owned 61,335,107 shares, or approximately 79%, of the Company’s issued and outstanding shares of Common Stock.

On February 5, 2004, the Company entered into an Account Receivable Finance Agreement with Spotless pursuant to which Spotless purchased certain of the Company’s accounts receivable without recourse for cash, subject to certain terms and conditions. Pursuant to the account receivable finance agreement, Spotless had the ability, but not the obligation, to purchase one or more of the Company’s accounts receivable, that were approved by Spotless, in its sole discretion, in respect of the particular debtor, invoices and related credit. Pursuant to the agreement, Spotless could purchase accounts receivable at a 15% discount, as adjusted by Spotless in its sole discretion, to invoice prices, which the Company believed was at least as favorable to it as would have been available from an unaffiliated third-party, based upon a good-faith estimate of an applicable discount negotiated at arm's length. In this regard, all of the accounts receivable purchased by Spotless were at a 15% discount except one with an invoice price of $1,028,194, which was purchased at a 31% discount on April 29, 2004, given certain factors, including anticipated slower collections associated with the particular account debtor. In addition, the Company paid monthly discount fees on any purchased accounts receivable based upon invoice prices. Spotless purchased accounts receivable in the aggregate face amount of $4,991,251 from the Company for an aggregate purchase price of $4,080,042. The $911,209 difference between the aggregate face amount and the aggregate purchase price, representing the purchase discounts and the monthly discount fees were recorded as “Purchase discounts and financing fees paid to related party” in the Company’s consolidated statements of operations. The aggregate amount of the purchase discounts and monthly discount fees under this agreement were $255,585 for the fiscal year ending June 28, 2005. No accounts receivable were sold thereunder in the Company’s fiscal quarter ended September 27, 2005. Each sale of an account receivable was treated as a sale thereof, and not as a secured borrowing, pursuant to SFAS 140. Each sale reduced the Company’s accounts receivable on its balance sheet by the face amount thereof and increased cash by the net amount received by the Company (after deducting the purchase discount applied thereto from the face amount thereof). The amount of cash received by the Company in connection with sales of its accounts receivable in its fiscal years ended June 28, 2005 equaled $826,465. The proceeds of these sales of accounts receivable, exclusive of discounts, were recorded as cash provided by operating activities in the Company’s statement of cash flows, under the categories “Changes in Operating Assets and Liabilities” under the line item “Accounts Receivable” and under “Net Cash Provided By (Used In) Operating Activities.” Further, the Company manages the $158,469 in accounts receivable that it sold to Spotless which remains outstanding while remaining obligated to remit to Spotless any proceeds received, and bears any related litigation costs. The Company did not recognize any service income relating to its management of the accounts receivable sold to Spotless because it deemed any amounts thereof to be immaterial.

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

On June 30, 2005, the Company entered into a financing transaction with Laurus Master Fund, Ltd. pursuant to the terms of a securities purchase agreement, as amended, and related documents. Under the terms of the financing transaction, the Company issued to Laurus:

•
a secured convertible term note, dated June 30, 2005, in the principal amount of $5,000,000 (as amended and restated, the “Note”). The Note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of the Company’s Common Stock above the fixed conversion price of $.09 following the effective date(s) of the registration statement or registration statements as required to be filed by us pursuant to the registration rights agreement described below;

•
a twenty-year option (the “Initial Option”), dated June 30, 2005, to purchase 30,395,179 shares of the Company’s Common Stock at a purchase price of $.0001 per share, of which a portion has been exercised to purchase 1,758,336 plus 1,254,619 shares subsequent to June 30, 2007 shares; and

•	a seven-year common stock purchase warrant, dated June 30, 2005, to purchase 13,750,000 shares of the Company’s Common Stock at a purchase price of $0.10 per share.

After consummating the transaction on June 30, 2005, Laurus subsequently provided additional financing to the Company on the same terms and conditions as follows:

•	On July 13, 2005, Laurus loaned the Company an additional $350,000, and the Company amended and restated the Note, to be in the principal amount of $5,350,000.

•	On September 9, 2005, Laurus loaned the Company an additional $650,000, and the Company further amended and restated the Note to be in the principal amount of $6,000,000.

•	On October 6, 2005, Laurus loaned the Company an additional $1,350,000, and the Company further amended and restated the Note to be in the principal amount of $7,350,000.

On September 29, 2006, the Company entered into an Omnibus Amendment with Laurus (the “Omnibus Amendment”) and amended and restated the Note. The Omnibus Amendment and the Note improved for the Company certain terms of the original agreements between the parties and eliminated the authorized share deficiency that caused the necessity of applying derivative liability accounting. The Omnibus Agreement, which significantly reduces the shares issuable to Laurus, among other things, include the following terms:

1) $4,000,000 of the remaining principal balance on the Note became non-convertible.

2) Six months (July through December 2006) of principal payments under the Note were deferred to the maturity date.

3) Future monthly payments on the Note were reduced to $100,000 beginning January 1, 2007, first applied to interest and then to principal.

4) If at any time the Company has a cash and cash equivalents total balance in excess of $1,000,000, 50% of any cash received in excess of such amount will be used to pay down principal of the Note.

5) The Note was extended for one year through June 2009.

6) An option to purchase 11,145,000 shares of Common Stock (9,631,343 as of September 27, 2007  due to subsequent conversions) at a nominal exercise price was issued to Laurus on  September 29, 2006 (together with the Initial Option, the “Options”).

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

Set forth below is a summary of the material terms of the agreements governing the Laurus financing transaction, as amended:

The funds borrowed under the Laurus financing are governed by the Securities Purchase Agreement, as amended, the Note, a security agreement, a stock pledge agreement, a registration rights agreement, as amended, and subsidiary guarantees. Under the terms of the Securities Purchase Agreement, as amended, Laurus had a right to provide the Company with $1,300,000 of financing in addition to the original $5,000,000 that it provided to the Company on the same terms as the original Note. In connection with the additional borrowings described above, Laurus has provided all of such additional financing.

Principal Borrowing Terms and Prepayment. Pursuant to the terms of the Note, which matures on June 30, 2009, the Company made, on the first day of each month, monthly payments of principal to Laurus in the amount of $229,687, plus interest, for the period from January 1, 2006 through June 30, 2006. For the period from July 1, 2006 through December 31, 2006, the Company was required to make interest payments only, which payments were made. Commencing January 1, 2007, until maturity, the Company is required to make monthly payments to Laurus of $100,000, first applied to interest and then to principal. Such payments for January-April 2007 were made through partial conversions of the Note. The interest portion of such payments for February-August 2007 were also made through partial conversion of the Note. A waiver deferring payment through October 31, 2007 was received for the unpaid principal and interest portion of such payments (totaling $454,651). Should Laurus cease to grant any further waivers, we may default in payment on the Note, accelerating the full balance thereof. In addition, if at any time after September 29, 2006, the Company has a cash and cash equivalents balance above $1,000,000, 50% of any cash received by the Company in excess of such amount will be used to pay down principal of the Note. Principal payments were originally due to commence starting November 1, 2005 but, in November 2005, Laurus agreed to defer the initial payment date until January 1, 2006. The principal monthly payments due November 1, 2005 and December 1, 2005 in the aggregate amount of $459,375 have been deferred until June 30, 2009. Laurus is required to convert such amounts in shares of Common Stock up to a maximum amount of $1,730,028 should all of the following conditions be satisfied:

•	the average closing price of the Common Stock for the five (5) trading days immediately prior to the first of each month is equal to or greater than $.10;
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

•	Laurus’ aggregate beneficial ownership of shares of Common Stock does not and would not by virtue thereof exceed 9.99%;
•	the Company is not in default of the Note;
•	the maximum number of shares of Common Stock into which the Note is convertible is not exceeded.

Should the Company be required to pay cash, this may have an adverse effect on its cash flow and  liquidity.

The Note may be redeemed by the Company in cash by paying the holder of the Note 110% of the principal  amount, plus accrued interest. As discussed below, the holder of the Note may convert a portion of the  Note, together with related interest and fees, into fully paid shares of the Common Stock at any  time, provided that, commencing September 29, 2006, the amount converted cannot exceed $1,942,175  ($1,730,028 as of September 30, 2007). The number of shares to be issued shall equal the total amount of  the Note to be converted, divided by an initial fixed conversion price of $.09.

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

There would be no proceeds payable to the Company upon a cashless exercise of the Options or the warrant. There can be no assurances that Laurus will exercise the Options and warrant or that it will elect to pay the exercise price in cash in lieu of a cashless exercise. On September 12, 2005, the Company issued 1,500,000 shares of Common Stock to Laurus in connection with its partial exercise of the Initial Option at an exercise price of $.0001 per share for an aggregate exercise price of $150. In addition, on June 29, 2007, the Company issued 258,336 shares of Common Stock to Laurus in connection with another partial exercise of the Initial Option. Subsequent to the Company’s fiscal year end the Company issued an additional 1,255,321 shares of its Common Stock to Laurus in connection with partial exercises of the Option.

Laurus has contractually agreed to restrict its ability to convert the Note and/or exercise its warrant and options if such conversion and/or exercise would cause its beneficial ownership of shares of the Company’s common stock to exceed 9.99% of the outstanding shares of the Company’s Common Stock, which is null and void without notice to us upon the occurrence and during the continuance of an event of default or upon 61 days’ prior written notice to the Company. Since Laurus is irrevocably prohibited from waiving this 9.99% limitation, except as described above, even if the other conditions allowing the Company to pay in shares of Common Stock have been satisfied, if Laurus cannot or does not reduce its ownership of the Company’s Common Stock at a time when such reduction would be necessary to allow the Company to make a payment in shares of Common Stock, the Company would be required to pay Laurus in cash. This may have an adverse effect on the Company’s cash flow and liquidity.

Events of Default and Collateral. In the event the Company defaults on the Note, the Company will be  required to pay 110% of the outstanding principal amount of the Note, plus accrued but unpaid interest. In  addition, upon the occurrence of an event of default, the interest rate charged with respect to the Note will  be increased by 2% per month until the default is cured. The Note is secured by a lien on substantially all  of the Company’s assets, including the stock of subsidiaries, all cash, cash equivalents, accounts receivable,  deposit accounts, inventory, equipment, goods, fixtures, documents, instruments, including promissory  notes, contract rights and general intangibles, including payment intangibles. The Master Security  Agreement, dated June 30, 2005, between the Company and Laurus, and as currently in effect, contains no  specific financial covenants. The Master Security Agreement and the Note, as amended, define the  circumstances under which they can be declared in default and subject to termination, including:

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
•
any attachment or lien in excess of $75,000 in the aggregate made upon the Company’s assets or a judgment rendered against the Company’s property involving a liability of more than $75,000 which shall remain unvacated, unbonded or unstayed for a period of 30 days;

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

•
an indictment or threatened indictment of the Company or any of the Company’s executive officers under any criminal statute or commencement or threatened commencement of criminal or civil proceedings against the Company or any of its executive officers pursuant to which statutory or proceeding penalties or remedies available include forfeiture of any of our property; and

•	the departure of Michael O’Reilly from senior management.

Registration Rights. Pursuant to the terms of the Registration Rights Agreement, as amended, the  Company was obligated to file, on or prior to December 15, 2006, a registration statement with the  Securities and Exchange Commission registering the resale of 5,395,061 shares of Common Stock  issuable to Laurus, which registration statement was required to become effective by February 15, 2007,  which deadlines were timely met. The Company has also agreed to file such further registrations as  necessary to register the remaining shares of Common Stock underlying the securities owned by Laurus not  registered in the foregoing registration statement, in each case within 45 days of written notice by Laurus.

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

In connection with the transaction with Laurus, the Company, along with Spotless, terminated their account receivable finance agreement, dated February 5, 2004, as amended, except with respect to the Company’s obligation to continue to collect and remit payment of outstanding accounts receivable that Spotless had purchased under the agreement. As of June 30, 2005, Spotless was due payment for purchased accounts receivable in the amount of $158,469. As part of the transactions, Spotless assigned to the Company an account receivable with a balance of $189,197, and the Company agreed to pay this amount to Spotless.

On June 30, 2005, Spotless sold 15,469,964 shares of the Common Stock to Michael O'Reilly, the Company’s president and chief executive officer, in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued to Spotless, bearing interest at LIBOR plus 1%. Spotless surrendered its remaining 45,865,143 shares to the Company for cancellation. In addition, the Company issued an option exercisable at $.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of Common Stock.

After giving effect to the above-mentioned financing transactions, Spotless ceased to beneficially own any of the Common Stock.

On June 30, 2005, agreements between the Company, Spotless and Mr. O'Reilly pursuant to which Mr. O’Reilly had the right to sell to the Company, and in certain circumstances to Spotless, all shares of Common Stock held by him upon the occurrence of certain events, were terminated.

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

•
propose and vote in favor of an amendment to its certificate of incorporation in order to accommodate the full issuance of the shares of its Common Stock underlying the Note and the Initial Option and warrant the Company issued to Laurus;

•
postpone their right, upon six months' notice after February 2007, to require the Company to redeem their Series A Preferred, until the earlier of six months after the repayment of the Note or June 30, 2010;

•	defer receipt of dividend payments on the Series A Preferred due after June 30, 2005, until the earlier of six months after the repayment of the Note or June 30, 2010; and
•	forbear from appointing a second director until the earlier of (a) June 30, 2008 or (b) the repayment in full of the Note issued to Laurus.

On June 30, 2005, Michael O'Reilly, the Company’s president and chief executive officer and a director, and the Series A Preferred stockholders, one of whom is also a director, agreed to propose and vote in favor of an amendment to the Company’s Certificate of Incorporation in order to accommodate the full issuance of the shares of Common Stock underlying the Note, the Initial Option and warrant the Company issued to Laurus at the Company’s next annual stockholders meeting. The necessity to hold a stockholders meeting in order to increase the authorized issued shares was eliminated by virtue of the September 29, 2006 agreement with Laurus. In addition, Mr. O’Reilly, the Series A Preferred stockholders and Anthony P. Towell, a director, entered into lock-up agreements with Laurus that prohibit dispositions of their respective shares of Common Stock and any and all related derivative securities until the earlier of (a) the repayment in full of the Note or (b) June 30, 2010. Additionally, Mr. O’Reilly agreed to guarantee (a) all of the Company’s bonding obligations and (b) up to the first $3,250,000 of principal payable under the Note.

Non-Convertible Secured Notes. On January 12, 2007 and on April 18, 2007, the Company issued non-convertible secured term notes to Laurus in the principal amount of $250,000 each. Interest is payable monthly commencing February 1, 2007 and May 1, 2007 respectively at 17.50% per annum (plus an additional 5% per annum in the event of a default) and the principal is payable on January 12, 2008. The notes are repayable by the Company and provide Laurus with the option, in the event of a default, to demand repayment at 110% of the outstanding principal amount. In connection with the issuance of the notes on January 12, 2007 and April 28, 2007, the Company also entered into a Reaffirmation and Ratification Agreement with Laurus pursuant to which we acknowledged and ratified all of our obligations to Laurus under the securities purchase agreement and related documents. Pursuant to this Agreement, the obligations under the January 2007 note are subject to the terms of the security agreement between Laurus and the Company. A management fee of $8,750 was paid to Laurus in connection with each of these transactions. (See Subsequent Events for an additional term note issued to Laurus in the principal amount of $100,000).

4.	LIQUIDITY AND BUSINESS RISKS

Historically, the Company has financed its operations primarily through issuance of debt and equity securities, through short-term borrowings, and through cash generated from operations. In the Company’s opinion, it expects to have sufficient working capital to fund its current operations as long as it continues to receive waivers from Laurus with respect to payments due on their notes, does not encounter further difficulty collecting its accounts receivable or experience significant growth. However, market conditions may restrict the Company’s use of cash. In the event that sufficient positive cash flow from operations is not generated, the Company may need to seek additional financing. The Company currently has no credit facility for additional borrowing.

Laurus holds a senior security interest in the Company and the Company’s subsidiaries’ assets collateralizing the Note. In addition, Spotless holds a subordinated security interest collateralizing the Company’s $500,000 note issued to Spotless. The existence of these security interests may impair the Company’s ability to raise additional debt capital. In addition, unless the Company is able to increase the number of its authorized shares of Common Stock, its ability to secure equity related financing may be impaired.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2007	June 30, 2006

Machinery and equipment	$5,740,989	$5,645,325
Office furniture and equipment	741,963	710,856
Vehicles	3,348,785	3,192,818
Leasehold improvements	751,495	549,139
	10,583,232	10,098,138
Less: accumulated depreciation
and amortization	8,104,301	7,178,262
	$2,478,931	$2,919,876

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2007	June 30, 2006
Professional fees	$137,000	$292,120
Bonuses	63,912	262,425
Insurance	1,103,062	333,205
Dividends & interest	338,788	201,075
Other	100,857	481,168
	$1,743,619	$1,569,993

As of June 30, 2007, the Company owed an additional $482,425 and $85,245, for unpaid federal and state payroll taxes, respectively, for the third and fourth quarter of fiscal 2007, not including penalties and interest which are to be negotiated. The Company is otherwise current in its payroll taxes.

7.	CAPITAL LEASE OBLIGATIONS

Capital lease obligations consists of the following:

	June 30, 2007	June 30, 2006
Capital leases, payable in aggregate monthly installments of $14,440, including interest at rates ranging from 1.90% to 13.99% expiring through April 2012	$254,501	$376,554
Less current portion	127,727	188,310

Long-term debt, excluding current portion	$126,774	$188,244

Maturities of capital leases are as follows:

Year Ending June 30
2008	$140,908
2009	71,616
2010	32,246
2011	17,360
2012	14,470
Total minimum payments	276,600
Less amounts representing interest	22,099
Present value of minimum payments	$254,501

Capital lease obligations are secured by the underlying vehicles and equipment with a net carrying value of $213,600 at June 30, 2007.

8.	CONVERTIBLE NOTES

See Notes 3 and 4 for a summary of the material terms of the agreements governing the Laurus financing transaction.

9.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with the acquisition of North Atlantic Laboratories, Inc. in February 1997, the Company issued 1,300,000 shares of redeemable convertible series A preferred stock (“Series A Preferred”) having a liquidation value of $1.00 per share plus accumulated dividends. The dividend rate was the greater of (i) 6%, or (ii) the inflation rate (as defined) plus 2.5%. After February 1998, the Series A Preferred holders could convert their preferred shares to common at a ratio of one share of preferred to one share of Common Stock, subject to adjustment. The Series A Preferred is currently redeemable by the Company. The Series A Preferred is subject to redemption, in whole or in part, at the option of the Company, for a redemption price per share equal to the higher of (a) $1.00, plus any accrued and unpaid dividends, or (b) the market price of one share of the Common Stock (the “Redemption Price”). The Series A Preferred was also subject to redemption, in whole or in part, at the option of the holders thereof, upon six months’ notice at any time after February 2007, for a redemption price per share equal to the Redemption Price.

In March 1998, the holders of the Series A Preferred exercised their right to elect one member to the Board and vote together with common stockholders on the election of additional Directors and all other Company matters. Each share of Series A Preferred has one vote per share.

Pursuant to the terms of the Series A Preferred, the Company is prohibited, without first obtaining the approval of at least a majority of the holders of the Series A Preferred, from (i) altering or changing the rights, preferences, privileges or restrictions of shares of Series A Preferred, (ii) increasing the authorized number of shares or adjusting the par value of Series A Preferred, (iii) issuing any shares of capital stock ranking senior as to dividends or rights upon liquidation or dissolution to the Series A Preferred or (iv) issuing any Common Stock at a price below the conversion price, as defined, to any officer, director or 10% shareholder. The liquidation value of the Series A Preferred was $1,300,000 at June 30, 2007, June 30, 2006, and June 28, 2005, respectively.

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

•
propose and vote in favor of an amendment to its certificate of incorporation in order to accommodate the full issuance of the shares of Common Stock underlying the Note and the Initial Option and warrant the Company issued to Laurus;

•
postpone their right, upon six months' notice after February 2007, to require the Company to redeem the Series A Preferred, until the earlier of six months after the repayment of the Note or June 30, 2010;

•	defer receipt of dividend payments on the Series A Preferred due after June 30, 2005, until the earlier of six months after the repayment of the Note or June 30, 2010; and
•	forbear from appointing a second director until the earlier of (a) June 30, 2008 or (b) the repayment in full of the Note.

10.	REDEEMABLE COMMON STOCK

On October 29, 1999, the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Michael O’Reilly, the Company’s President and Chief Executive Officer. The Employment Agreement was for an initial term of five years, which was automatically extended for an additional year, called for a base salary of $285,000 per year and a bonus equal to 2.5 percent of the Company’s pre-tax income (as that term is defined in the Employment Agreement). Upon the termination of Mr. O’Reilly’s employment by the Company (other than termination for cause, death or disability or his resignation without good reason, as defined in the Employment Agreement), Mr. O’Reilly was to be entitled to sell, in a single transaction:

•	an aggregate of 177,333 shares of Common Stock held by him as of October 29, 1999; and
•	an aggregate of 8,836,309 shares of Common Stock underlying options to purchase shares of Common Stock of the Company held by him as of October 29, 1999, to the extent vested and exercisable,

(collectively the “O’Reilly Shares”), back to the Company (or pursuant to a letter agreement, dated October 29, 1999, between Michael O’Reilly and Spotless (the “Letter Agreement”), to Spotless to the extent that the Company’s capital would be impaired by such a purchase) at a mutually agreeable price; provided, however, that Mr. O’Reilly was required to surrender, for no additional consideration, his option to purchase 2,811,595 shares and the ability to require the Company or Spotless to purchase such shares if the option had not vested as of the date of any repurchase of the O’Reilly Shares. In addition, pursuant to the Letter Agreement, Michael O’Reilly had the right, upon receipt of notice that Spotless and any of its affiliates has acquired a beneficial ownership of more than 75 percent of the outstanding shares of Common Stock (on a fully diluted basis), to require Spotless to purchase, in a single transaction, the O’Reilly Shares. The purchase price applicable to any such purchase was to be at a price mutually agreed upon. If the parties were not able to agree upon a purchase price, then the purchase price was to be determined based upon a procedure using the appraised value of the Company at the time such obligation to purchase arises. Mr. O’Reilly’s options to purchase 3,350,000 of the O’Reilly Shares vested immediately. Mr. O’Reilly’s option to purchase 2,674,714 of the O’Reilly Shares vested as follows:

•	891,572 shares on October 29, 2000;
•	891,571 shares on October 29, 2001; and
•	891,571 shares on October 29, 2002.

The option to purchase the 2,811,595 shares of the O’Reilly Shares vested on November 16, 2001 upon the conversion by Spotless of the $2,000,000 Note. The O’Reilly Shares included an aggregate of 7,663,642, 5,663,642, 7,663,642 and 8,813,642 shares of Common Stock , consisting of 177,333 shares held and shares of Common Stock underlying fully vested options, as of June 28, 2005, September 28, 2004, June 29, 2004 and July 1, 2003, respectively.

On June 30, 2005, Spotless sold 15,469,964 shares of the Common Stock to Michael O'Reilly in consideration for a non-recourse ten-year balloon promissory note in the principal amount of $120,500 issued to Spotless, bearing interest at LIBOR plus 1%. Spotless surrendered its remaining 45,865,143 shares to the Company for cancellation. In addition, the Company issued a ten-year option exercisable at $.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of Common Stock. The Company recorded compensation expense for these shares in the amount of $1,450,389 for the fiscal year ended June 30, 2006. The Company recorded compensation expense of $76,089, relating to the O’Reilly Shares in the fiscal year ended June 28, 2005.

On June 30, 2005, agreements between the Company, Spotless and Mr. O'Reilly pursuant to which Mr. O’Reilly had the right to sell to the Company, and in certain circumstances to Spotless, all shares of the Company’s common stock held by him upon the occurrence of certain events, were terminated.

On March 13, 2006 the Company amended the Employment Agreement to provide Mr. O’Reilly a base salary of $342,000 per year and a bonus equal to 5% of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) before payments the Company made to Laurus and any effect of accounting for embedded derivatives.

11.	INCOME TAXES

The (benefit) provision for income taxes for the fiscal years ended June 30, 2007, June 30, 2006, and June 28, 2005, consists of the following:

	Fiscal Year Ended June 30, 2007	Fiscal Year Ended June 30, 2006	Fiscal Year Ended June 28, 2005
Current:
Federal	$(1,899,385)	$1,486,314	$25,067
State	11,385	619,446	12,260
	(1,888,000)	2,105,760	37,327

Deferred:
Federal	-	-	-
State	-	-	-
	$(1,888,000)	$2,105,760	$37,327

The provision for income taxes for the fiscal year ended June 28, 2005 represents the effect of carryforward losses from prior years. During its fiscal year ended June 28, 2005, the Company received a refund of $641,795, which was reflected on its statement of cash flows in the line item “Income taxes payable”. The refund equaled the current year tax valuation allowance (net of state taxes) as the only tax valuation allowance provided was the refunds because the deferred taxes were subject to a 100% tax valuation. The income tax benefit for fiscal year ended June 30, 2007 represents the anticipated federal tax refund resulting from the carry back of the net tax loss incurred.

At June 30, 2007 the Company has net operating loss carryforwards for tax purposes of approximately $3,487,000 that expire as follows: $407,089 in June 2018, $478,406 in June 2019, $770,470 in June 2024 and approximately $1,831,000 in June 2007. As a result of a change in the Company’s ownership on June 30, 2005, the $770,470 net operating loss carryforward is subject to an annual usage limitation of approximately $272,000. In addition, as a result of the change in Company’s ownership in October 1999, the $407,089 net operating loss carryforward and the $478,406 net operating loss carryforward are subject to annual usage limitations of approximately $68,000.

The Company’s effective tax rate for the fiscal years ended June 30, 2007, June 30, 2006 and June 28, 2005 differs from the federal statutory rate as a result of the following:

	Fiscal Year Ended June 30, 2007	Fiscal Year Ended June 30, 2006	Fiscal Year Ended June 28, 2005
Statutory United States federal tax rate	34.0%	(34.0)%	34.0%
State income taxes, net of federal benefit	11.9%	(4.3)%	19.1%
Embedded derivatives	(8.9)%	15.1%	0.0%
Valuation allowance	(68.0)%	34.3%	(39.3)%
Other	3.6%	.9%	17.4%
	(27.4)%	12.0%	31.2%

Deferred tax assets consisted of the following components at June 30, 2007 and June 30, 2006:

	June 30, 2007	June 30, 2006

Net operating loss and credit carryforwards	$1,999,000	$1,045,000
Reserves	1,050,000	891,000
Deferred compensation	580,000	5,972,000
Depreciation	(199,000)	(265,000)
Other, net	2,000	55,000
	3,432,000	7,698,000
Less: Valuation allowance	3,432,000	7,698,000
Net deferred tax asset	$-	$-

At June 30, 2007 and June 30, 2006, the Company has provided a full valuation allowance against the gross deferred tax asset. Such valuation allowance was recorded because management does not believe that the utilization of the tax valuation allowances from operating losses and other temporary differences are “more likely than not” to be realized.

12.	COMMITMENTS

On September 8, 2006, the Company signed a lease effective September 15, 2006 on a 68,000 square foot building for our new offices and warehouse to replace our current leased facilities. The original term of this lease is for seven years and contains renewal provisions for three (3) five-year extensions at our option. The initial rent during the first year ranges from $17,000 per month to $36,000 per month, ranges from $36,000 to $39,667 for the second year, with an increase of 3% per annum in years 3 through 7. The lease is a net lease and the Company is responsible for any increases in real estate taxes and building insurance over the base year 2006-2007. The cost of the initial seven year commitment is approximately $3,400,000. This facility currently houses all the Company’s operations, with the exception of satellite offices in Florida, Louisiana and Southampton, New York.

On April 15, 2007, Trade-Winds signed a three-year lease, with two additional three-year options for premises in Southampton, New York as an office/warehouse to serve the East End of Long Island. The rent is $4,000 per month.

In September 2005, Trade-Winds leased three premises to serve as a satellite office, regional command center, training center and housing for our employees in Louisiana. On September 1, 2005, Trade-Winds made arrangements to lease a house located in Baton Rouge, Louisiana for $1,000 per month for six months. On September 2, 2005, Trade-Winds entered into a one-year lease agreement for another property located in Baton Rouge, Louisiana for $2,000 per month. On August 20, 2007, this lease was extended another year under the same terms with an option for an additional year. Pursuant to the terms of the lease, the lessor shall give Trade-Winds first option to purchase the land. On September 8, 2005, Trade-Winds entered into a one-year lease agreement for property located in Convent, Louisiana for $39,500 per month, which was not subsequently renewed.

The Company holds a lease that was extended from 2007 to 2009 for our satellite office in Tamarac, Florida, which enables us to procure projects in that state. The lease provides for a current annual rent of $79,800.

Future minimum lease payments under noncancellable operating leases for office space as of June 30, 2007, are as follows:

Fiscal Years Ending,

June 30, 2008	$620,470
June 30, 2009	619,704
June 30, 2010	590,417
June 30, 2011	517,618
June 30, 2012	533,145
After June 30, 2012	641,110
Total future minimum lease payments	$3,522,464

Total rental expense was $893,715, $803,615, and $366,204, for the fiscal years ended June 30, 2007, June 30, 2006, and June 28, 2005, respectively.

13.	STOCK ISSUANCES

During the fiscal years ended June 30, 2007, June 28, 2006, and June 29, 2005, the Company did not issue any shares of common stock or preferred stock, except as described below.

During the fiscal year ended June 30, 2007, the Company issued an aggregate of 4,566,219 shares of common stock to Laurus upon conversion of notes held by it as follows:

Date	Shares
June 8, 2007	411,111
May 18, 2007	288,889
May 4, 2007	175,000
April 20, 2007	333,333
April 13, 2007	250,000
March 23, 2007	83,333
March 6, 2007	90,000
February 26, 2007	222,222
February 13, 2007	604,553
January 3, 2007	666,667
December 5, 2006	1,111,111
August 4, 2006	180,000
July 12, 2006	150,000

On September 12, 2005, the Company issued 1,500,000 shares of its common stock to Laurus, pursuant to its partial exercise of the Initial Option the Company issued to Laurus on June 30, 2005 to purchase such shares at an exercise price of $.0001 per share, or $150 in the aggregate, with respect to the partial exercise. In addition, on June 29, 2007, the Company issued 258,336 shares of Common Stock to Laurus in connection with another partial exercise of the Initial Option.

On June 30, 2005, the Company sold to Laurus a secured convertible note in the principal amount of $5,000,000, pursuant to a Securities Purchase Agreement, as amended, and related agreements. In addition, the Company also issued to Laurus, as part of the financing transaction and for no separate or additional consideration, (a) a twenty-year option to purchase 30,395,179 shares of the Common Stock at a purchase price of $0.0001 per share and (b) a seven-year Common Stock purchase warrant to purchase 13,750,000 shares of the Common Stock at a purchase price of $0.10 per share. On July 13, 2005, Laurus loaned the Company an additional $350,000 on the same terms and conditions as the original secured convertible term note and amended and restated the note to be in the principal amount of $5,350,000. On September 9, 2005, Laurus loaned the Company an additional $650,000 on the same terms and conditions as the original financing transaction and further amended and restated the note to be in the principal amount of $6,000,000. On October 6, 2005, Laurus loaned the Company an additional $1,350,000 on the same terms and conditions as the original financing transaction and further amended and restated the note to be in the principal amount of $7,350,000. On September 29, 2006, the Company entered into an Omnibus Amendment with Laurus and futher amended and restated the note. In January and April 2007, the Company issued non-convertible secured notes to Laurus in the principal amount of $250,000 each bearing interest of 17.5% per annum and both are due in January 2008. See Notes 3 and 4.

In addition, the Company issued a subordinated secured promissory note to Spotless in the principal amount of $500,000. Spotless surrendered its remaining 45,865,143 shares to the Company for cancellation on June 30, 2005. Additionally, the Company issued (i) an option exercisable at $.09 per share to Mr. O'Reilly to purchase 15,469,964 shares of its common stock and (ii) ten-year options exercisable at $.09 per share to the Series A Preferred stockholders, including Dr. Kevin Phillips, one of the Company’s directors, to purchase an aggregate of 500,000 shares of Common Stock in consideration for their agreement to:

•
propose and vote in favor of an amendment to its certificate of incorporation in order to accommodate the full issuance of the shares of Common Stock underlying the Note and the Initial Option and warrant the Company issued to Laurus;

•
postpone their right, upon six months' notice after February 2007, to require the Company to redeem the Series A Preferred, until the earlier of six months after the repayment of the Note or June 30, 2010;

•	defer receipt of dividend payments on the Series A Preferred due after June 30, 2005, until the earlier of six months after the repayment of the Note or June 30, 2010; and
•	forbear from appointing a second director until the earlier of (a) June 30, 2008 or (b) the repayment in full of the Note.

On May 24, 2005, the Company’s board of directors granted a non-plan ten-year option exercisable at $0.06 per share to Anthony P. Towell, a member of the board of directors of the Company, to purchase 250,000 shares of Common Stock in connection with his service on its then-existing special committee. Mr. Towell would only be required to pay cash to the Company, if at all, in connection with exercising the option prior to expiration.

On May 24, 2005, the Company’s board of directors granted a non-plan five-year option exercisable at $.01 per share and $0.1875 per share to Michael O'Reilly to purchase 2,000,000 and 250,000 shares of common stock, respectively, in an effort to continue incentivizing him in his capacity as the Company’s President and Chief Executive Officer. Mr. O’Reilly would be required to pay cash to the Company, if at all, in connection with exercising the option prior to expiration. The Company recorded these options based on the intrinsic value method and recognized an expense of $100,000 in connection therewith pursuant to APB No. 25.

On December 6, 2004, the Company’s board of directors granted a ten-year option exercisable at $0.035 per share to each of Anthony P. Towell and Dr. Kevin Phillips to purchase 100,000 shares of Common Stock under the Company’s 2001 Equity Incentive Plan in connection with their service as the Company’s directors. Mr. Towell and Dr. Phillips would only be required to pay cash to the Company, if at all, in connection with exercising their options prior to expiration. The Company accounted for these options in accordance with APB No. 25 based on the intrinsic value method as described in Note 1.

See Note 3.

14.	STOCK OPTIONS

As of June 30, 2007, 2,850,000 shares of Common Stock were reserved for issuance upon the exercise of options then outstanding and 5,150,000 shares were available for future grant under the Company’s three stock option plans, under which options may be granted to key employees, directors, and other persons rendering services to the Company. As of June 30, 2007, in addition to shares reserved for issuance (a) under the Company’s equity incentive plans, (b) upon the exercise of the Initial Option, a subsequent option for 11,145,000 shares of Common Stock and a warrant issued to Laurus and (c) upon exercise of options granted to the Series A Preferred stockholders, 23,956,273 shares of Common Stock were reserved for issuance upon the exercise of options and warrants then outstanding to its chief executive officer and president and one of its directors that were not covered under the Company’s three stock option plans. Options which are designated as “incentive stock options” under the option plans may be granted with an exercise price not less than the fair market value of the underlying shares at the date of the grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plans in the event of stock dividends, recapitalizations and similar transactions. The right to exercise the options generally vests in increments over periods of up to five years from the date of grant or the date of commencement of the grantee’s employment with the Company, up to a maximum term of ten years for all options granted.

The summary of the status of the Company’s outstanding stock options for the fiscal years ended June 30, 2007, June 30, 2006, and June 28, 2005 is presented below:

	Employees and Directors Options	Weighted Average Exercise Price	Non- Employee Options	Weighted Average Exercise Price	Non- Employee Warrants	Weighted Average Exercise Price
Outstanding at June 29, 2004	10,296,618	$.14	-	-	-	-
Granted	2,700,000	$.03	-	-	-	-
Forfeited	(2,160,309)	$.03	-	-	-	-
Exercised	-	-	-	-	-	-
Outstanding at June 28, 2005	10,836,309	$.09	-	-	-	-
Weighted-average fair values of options granted during the year	-	$.03	-	-	-	-
Granted	15,969,964	$.09	30,395,179	$.0001	13,750,000	$.10
Forfeited	-	-	-	-	-	-
Exercised	-	-	(1,500,000)	.0001	-	-
Outstanding at June 30, 2006	26,806,273	$.09	28,895,179	$.0001	13,750,000	$.10
Weighted-average fair values of options granted during the year	-	$.09	-	$.0001	-	$.10
Granted	-	-	11,145,000	$.0001	-	-
Forfeited	-	-	-	-	-	-
Exercised	-	-	(258,336)	.0001	-	-
Outstanding at June 30, 2007	26,806,273	$.09	39,781,943	$.0001	13,750,000	$.10
Weighted-average fair values of options granted during the year	-	-	-	-	-	-
Options exercisable at June 28, 2005	10,836,309	$.09	-	$-	-	-
Options exercisable at June 30, 2006	26,806,273	$.09	28,895,179	$.0001	13,750,000	$.10
Options exercisable at June 30, 2007	26,806,273	$.09	39,781,843	$.0001	13,750,000	$.10

The above table does not include the effect of 184,405 shares underlying an option issued to Laurus on June 30, 2005, which are deemed exercised because of nominal consideration at June 30, 2006 for financial statement presentation purposes.

Exercise Price	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Life (years)	Number Exercisable at June 30, 2007

$.0001	39,781,843	18.63	39,781,843
$.01	2,000,000	3.00	2,000,000
$.035	200,000	7.42	200,000
$.06	250,000	7.92	250,000
$.079	5,486,309	2.25	5,486,309
$.08	200,000	1.42	200,000
$.09	15,969,964	2.97	15,969,964
$.16	600,000	2.21	600,000
$.17	400,000	4.08	400,000
$.1875	250,000	2.92	250,000
$.19	650,000	4.17	650,000
$.22	200,000.50		200,000
$.23	350,000	4.33	350,000
$.34	250,000	1.17	250,000
	66,588,116		66,588,116

15.          FINANCING AND RELATED PARTY TRANSACTIONS

See Notes 3 and 4 for a discussion of financing and related party transactions.

16.          CONTINGENCIES

Litigation and Disputes

In April 2003, the Company commenced a remediation project in New York City for a local utility company to remove sediment from an oil storage tank. During the course of the project, the sediment in the tank was found to be substantially different than the sediment that the customer represented to be in the tank prior to the inception of the project. The Company continued to work on the project so as not to default on the terms which it understood to exist with the customer. The additional costs incurred to remove this matter were approximately $1,600,000. The Company has recognized revenue of approximately $1,700,000 with respect to the original scope of this project. All amounts due under the original contract have been paid. The Company has not recognized the revenue associated with its claim because the amount thereof is not presently reliably estimable. The project has been completed and the customer has refused to acknowledge its liability for these additional charges billed. On October 22, 2004, the Company commenced an action against the local utility company in the New York State Supreme Court, County of New York, claiming that it is entitled to approximately $2,000,000 of contractual billings and related damages in connection with this matter. On December 6, 2004, the local utility company filed an answer, denying the claims of the Company. The case is currently in pre-trial discovery.

On August 5, 2004, the Company commenced an action in the New York State Supreme Court, County of New York, seeking to collect approximately $1,255,000 of contractual billings relating to a large roof tar removal project. On October 15, 2004, the Economic Development Corporation filed an answer, denying the Company’s claims. On November 4, 2004, the Economic Development Corporation filed an amended answer denying the Company’s claims and asserting counterclaims in unspecified amounts seeking liquidated damages, reimbursement for consultant’s fees and breach of contract. The case is currently in pre-trial discovery. This aggregate amount of $1,255,000 was recorded when billed as revenues of $32,561, $726,257 and $496,182 during the Company’s fiscal years ended July 2, 2002, July 1, 2003 and June 29, 2004, respectively, and is included in the Company's accounts receivable because management believes that the realization of the full amount thereof is probable. In July 2007, the Company filed a motion for partial summary judgment for approximately $750,000 of work related to undisputed change-orders.

As of June 30, 2007, the Company is a plaintiff in approximately 17 lawsuits, including those described above, claiming an aggregate of approximately $7,500,000 pursuant to which it is seeking to collect amounts it believes owed to it by customers that are included in its accounts receivable, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $1,000,000.

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

17.          MAJOR CUSTOMERS, GEOGRAPHIC INFORMATION AND CREDIT CONCENTRATIONS

During the fiscal years ended June 30, 2007, June 30, 2006, and June 28, 2005, the Company recognized net sales to significant customers as set forth below:

Major Customers	June 30, 2007	June 30, 2006	June 28, 2005
Customer A	21%	28%	19%
Customer B	9%	12%	4%
Customer C	6%	4%	4%

Customer A represents the most significant customer in each specified year; Customer B, the second most and Customer C, the third most. In each year, Customers A, B and C were different entities from the other year.

The Company was not dependent upon its relationship with any customer in the fiscal year ended June 30, 2007. The level of business with a particular customer in a succeeding period is not expected to be commensurate with the prior period, principally because of the project nature of the Company’s services. However, because of the significant services provided, the Company believes that the loss of any single customer would not have a material adverse effect on the Company’s financial condition and results of operations, unless the revenues generated from any such customer were not replaced by revenues generated by other customers.

At June 30, 2007, 18 percent of the Company’s accounts receivable related to one customer while at June 30, 2006, 13 percent of the Company’s accounts receivable related to one customer. At June 28, 2005, 15 percent of the Company’s accounts receivable related to one customer.

During the fiscal years ended June 30, 2007, June 30, 2006 and June 28, 2005, the Company had no sales to customers outside the United States. All of the Company’s long-lived assets reside entirely in the United States.

The Company is highly dependent upon the continuing contributions of key managerial, technical and marketing personnel. Employees may voluntarily terminate their employment with the Company at any time, and competition for qualified technical personnel, in particular, is intense. The loss of the services of any of its key managerial, technical or marketing personnel, especially Michael O’Reilly, its chief executive officer, could materially adversely effect the Company’s business, financial condition and results of operations.

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

18.          NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net (loss) income per share for the fiscal years ended June 30, 2007, June 30, 2006 and June 28, 2005:

	Fiscal Year Ended June 30, 2007	Fiscal Year Ended June 30, 2006	Fiscal Year Ended June 28, 2005
Numerator:
Net gain/(loss) attributable to common shareholders	$8,709,728	$(20,517,190)	$(53,066)
(Deduct)/Add:
Mark-to-market gain	(15,721,986)	-	-
Interest on convertible debt	739,724	-	-
Less: Series A preferred dividends	78,000	78,000	78,000
Net loss attributable to common shareholders & assumed conversion	$(6,194,534)	$(20,595,190)	$(24,934)

Denominator:
Share reconciliation:
Shares used for basic (loss) income per share	35,334,245	33,510,535	77,936,358
Effect of dilutive items:
Stock options	-	-	-
Shares used for dilutive (loss) income per share	35,334,245	33,510,535	77,936,358

Net (loss) income per share:
Basic and Diluted	$(.18)	$(.61)	$.00

The diluted net loss per share for the fiscal years ended June 30, 2007, June 30, 2006, and June 28, 2005 excludes 105,335,929, 128,881,383, and 4,000,000 shares issuable upon the exercise of stock options and warrants and conversion of convertible securities, respectively. These shares are excluded due to their antidilutive effect as a result of the Company’s net loss attributable to common shareholders during these periods.

19.          UNAUDITED QUARTERLY DATA

Summarized unaudited quarterly financial data for the fiscal years ended June 30, 2007 and June 30, 2006 are as follows:

Fiscal Year Ended June 30, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$2,483,811	$2,023,458	$3,064,582	$2,793,677
Gross (loss) profit	$371,928	$119,102	$531,289	$(387,159)
Net income (loss)	$14,133,383	$(2,203,390)	$(826,951)	$(2,315,314)
Net income (loss) attributable to common shareholders	$14,133,883	$(2,222,890)	$(846,951)	$(2,334,814)
Net income (loss) per common Share – basic	$.40	$(.07)	$(.02)	$(.49)
Net income (loss) per common Share – diluted	$.40	$(.07)	$(.02)	$(.49)

Fiscal Year Ended June 30, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,164,339	$17,714,342	$7,213,546	$2,552,188
Gross profit	$779,069	$9,523,632	$3,434,603	$29,154
Net (loss) income	$(25,013,935)	$24,963,242	$(3,362,733)	$(17,103,764)
Net (loss) income attributable to common shareholders	$(25,033,435)	$24,943,742	$(3,382,233)	$(17,123,264)
Net (loss) income per common share – basic	$(.76)	$.74	$(.10)	$(.50)
Net (loss) income per common share – diluted	$(.76)	$.17	$(.10)	$(.50)

20.          SUBSEQUENT EVENTS (UNAUDITED)

On July 17, 2007, the Company issued a new non-convertible secured term note to Laurus in the principal amount of $100,000, bearing the same terms and conditions as the January 2007 and April 2007 non-convertible term notes. A management fee of $3,500 was paid to Laurus in connection with this transaction.

On September 5, 2007, the Company purchased certain assets and assumed selected liabilities of a company in Wilmington, North Carolina that provides disaster recovery and reconstruction services in the Mid-Atlantic region of the United States. This company also specialized in the cleaning and decontamination of HVAC systems and associated ductwork. The Company formed a new wholly-owned subsidiary Environmental Restoration, Inc. to make this purchase. The employees of the former company are now employed by the new subsidiary.

On September 16, 2007, the Company purchased selected assets of a disaster recovery solutions company that works with clients on a pre-loss basis to achieve cost-effective solutions in the event of a loss. The Company formed a new wholly-owned subsidiary, RestoreNet, Inc. to make this purchase. The new subsidiary will seek to provide and maintain a world-wide network of premier disaster recovery vendors that are leaders in their respective disciplines.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	October 15, 2007

WINDSWEPT ENVIRONMENTAL GROUP, INC.

		By:	/s/ Michael O'Reilly
MICHAEL O’REILLY, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on
Form 10-K has been signed on October 15, 2007 by the following persons on behalf of the Registrant, in the capacities indicated.

/s/ Michael O'Reilly
MICHAEL O’REILLY, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Arthur J. Wasserspring
ARTHUR J. WASSERSPRING Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Dr. Kevin Philips
DR. KEVIN PHILLIPS, Director

/s/ Anthony P. Towell
ANTHONY P. TOWELL, Director