Form 10-Q
period 2007-09-30
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2007-12-18
CIK 814915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock, par value $.0001, outstanding on December 10, 2007 was 41,986,396.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND JUNE 30, 2007

	September 30,	June 30,
	2007	2007
	(unaudited)

ASSETS:
CURRENT ASSETS:
Cash	$39,842	$156,616
Accounts receivable, net of allowance for doubtful accounts of $2,613,501 and $ 2,522,678 respectively	7,173,690	6,977,425
Inventory	185,011	123,273
Costs and estimated earnings in excess of billings on uncompleted contracts	53,674	17,523
Prepaid expenses and other current assets	1,002,519	1,278,112
Total current assets	8,454,736	8,552,949

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $8,351,092 and $8,104,302, respectively	2,380,181	2,478,931

OTHER ASSETS:
Deferred financing costs	896,852	1,196,539
Other	139,834	136,359
Total other assets	1,036,686	1,332,898

TOTAL	$11,871,603	$12,364,778

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$2,418,648	$2,599,514
Liability for repurchased account receivable	150,000	150,000
Accrued expenses	1,270,460	1,743,619
Billings in excess of costs and estimated earnings on uncompleted contracts	42,691	64
Secured convertible notes payable	845,948	908,430
Secured non-convertible notes payable	1,100,000	1,000,000
Accrued payroll and related fringe benefits	1,210,416	1,135,281
Current maturities of long-term debt	145,478	127,727
Other current liabilities	524,786	366,612
Total current liabilities	7,708,427	8,031,247

LONG-TERM DEBT:
Secured notes payable	4,046,394	3,991,494
Other	187,355	126,774
Total long-term debt	4,233,749	4,118,268

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares authorized, issued and outstanding at September 30, 2007 and June 30, 2007	1,300,000	1,300,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIENCY):
Series B preferred stock, $.01 par value; 50,000 shares authorized; 0 shares issued and outstanding at September 30, 2007 and June 30, 2007	-	-
Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares issued and outstanding at September 30, 2007 and June 30, 2007	-	-

Common stock, $.0001 par value; 150,000,000 shares authorized; 41,986,396 shares issued and outstanding at September 30, 2007 and 38,395,625 shares issued and outstanding at June 30, 2007	4,199	3,840

Additional paid-in-capital	45,497,012	45,305,585
Accumulated deficit	(46,871,784)	(46,394,162)
Total stockholders’ (deficiency)	(1,370,573)	(1,084,737)

TOTAL	$11,871,603	$12,364,778

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2007	2006

Revenues	$4,501,266	$2,483,811

Cost of revenues	2,827,913	2,855,739

Gross profit/(loss)	1,673,353	(371,928)

Operating expenses:
Selling, general and administrative expenses	1,542,549	1,642,483

Income/(Loss) from operations	130,804	(2,014,411)

Other expense/(income):
Mark-to-market gain on embedded derivatives	-	(15,721,986)
Interest expense	605,810	1,201,883
Gain on partial extinguishment of embedded derivative option liability arising from exercise of options	-	(987,105)
Other income, net	(214)	(544)
Total other expense/(income):	605,596	(15,507,752)

(Loss)/income before provision/(benefit) for income taxes	(474,792)	13,493,341

Provision/(benefit) for income taxes	2,830	(640,042)

Net(loss)/ income	(477,622)	14,133,383

Dividends on preferred stock	19,500	19,500

Net(loss)/income attributable to common shareholders	$(497,122)	$14,113,883

Basic and diluted net loss per common share:
Basic and diluted	$(0.01)	$0.40

Weighted average number of common shares outstanding:
Basic and Diluted	40,715,550	35,110,563

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY/EQUITY (UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance June 30, 2007	38,395,625	$3,840	$45,305,585	$(46,394,162)	$(1,084,737)

Conversion of notes and interest	2,336,152	234	210,020		210,254
Exercise of options	1,254,619	125	(125)		-
Stock option compensation			1,032		1,032
Dividends on Series A preferred stock			(19,500)		(19,500)

Net loss				(477,622)	(477,622)

Balance September 30, 2007	41,986,396	$4,199	$45,497,012	$(46,871,784)	$(1,370,573)

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended

	September 30	September 30
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(477,622)	$14,133,383
Adjustments to net cash used in operating activities
Mark-to-market gain on embedded derivative liabilities	-	(15,721,986)
Non-cash interest expense on convertable secured note	83,003	739,724
Gain on exercise of options -Laurus	-	(987,105)
Depreciation and amortization	246,790	228,271
Provision for doubtful accounts, net	90,823	448,302
Amortization of deferred financing cost	303,187	296,583
Amortization of discount on secured convertible note	119,669	-
Stock-based compensation	1,032	-
Changes in operating assets and liabilities:
Accounts receivable	(257,060)	1,385,631
Inventory	(61,737)	8,992
Costs and estimated earnings in excess of billings on uncompleted contracts	(36,151)	47,600
Prepaid expenses and other current assets	237,835	36,833
Other assets	(2,854)	(47,502)
Accounts payable and accrued expenses	(734,655)	(153,371)
Accrued payroll and related fringe benefits	75,135	(57,083)
Income tax receivable	37,758	(929,485)
Other current liabilities	158,174	46,693
Billings in excess of costs and estimated earnings on uncompleted contracts	42,627	(2,683)

NET CASH USED IN OPERATING ACTIVITIES:	(174,046)	(527,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,719)	-
NET CASH USED IN INVESTING ACTIVITIES	(3,719)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(35,509)	(52,468)
Proceeds from third party receivables	-	189,197
Payments for deferred financing costs	(3,500)	-
Proceeds from secured notes payable	100,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,991	136,729

NET DECREASE IN CASH	(116,774)	(390,474)

CASH – BEGINNING OF PERIOD	156,616	610,884

CASH – END OF PERIOD	$39,842	$220,410

Cash paid during the period for:
Interest	$24,285	$157,258
Income taxes	$2,830	$290,509

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Extinguishment of derivative liabilitiues	$-	$6,539,022
Reduction of long-term debt through stock conversion - Laurus	$127,251	$29,700

See notes to consolidated financial statements

WINDSWEPT ENVIRONMENTAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
BASIS FOR PRESENTATION – The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the “Company”) and its subsidiaries, Trade-Winds Environmental Restoration, Inc. (“Trade-Winds”), North Atlantic Laboratories, Inc., Environmental Restoration Inc. and RestoreNet Inc. All inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of September 30, 2007, the results of operations for the three months ended September 30, 2007 and September 30, 2006 and cash flows for the three months ended September 30, 2007 and September 30, 2006 have been included. Certain prior period amounts have been reclassified to conform to the September 30, 2007 presentation.

The results for the three months ended September 30, 2007 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2007.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company has income from operations in the current quarter, the Company incurred recurring losses from operations during the prior two fiscal years, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which may raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.
STOCK-BASED COMPENSATION – The Company consummated various transactions where it paid the consideration primarily in options or warrants to purchase its common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

When options or warrants to purchase the Company’s common stock are used as incentives for employees, officers or directors, the Company uses the fair value method required by SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company disclosed the pro forma effects in accordance with SFAS No. 123. During the three months ended September 30, 2007, the Company issued stock-based compensation pursuant to the 2001 Equity Incentive Plan to certain employees of its new wholly-owned subsidiaries.

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

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting period for entire portion of the award.

3.
NET(LOSS)/ INCOME PER COMMON SHARE – Basic and diluted (loss)/income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the basic and diluted (loss)/income per share for the three months ended September 30, 2007 and the three months ended September 30, 2006, respectively:

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006
Numerator:
Net(loss)/ income attributable to common shareholders	$(497,122)	$14,113,883
(Deduct)/Add:
Mark-to-market gain	-	(15,721,986)
Interest on convertible debt	-	739,724
Dividends on preferred stock	19,500	19,500
Net (loss) attributable to common shareholders and assumed conversion	$(477,622)	$(848,879)
Denominator:
Share reconciliation:
Shares used for basic (loss)/income per share	40,715,550	35,110,563
Effect of dilutive items:
Stock options	-	-
Convertible securities	-	-
Shares used for diluted (loss)/income per share	40,715,550	35,110,563
(Loss)/income per share:
Basic and diluted	$(.01)	$.40

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

4.	PROVISION FOR INCOME TAXES – The provision for income taxes for the three months ended September 30, 2007 and the three months ended September 30, 2006 consists of the following:

	Three Months Ended	Three Months Ended
	September 30, 2007	September 30, 2006

Federal – current	$-	$(646,912)
State – current	2,830	6,870
Total	$2,830	$(640,042)

The effective rate for income taxes differs from the statutory rate primarily as a result of the 100% valuation allowance against deferred tax assets. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized.

5.
CONTINGENCIES – The Company is a plaintiff in 17 lawsuits, including those described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, claiming an aggregate of approximately $7,500,000 pursuant to which it is seeking to collect amounts it believes are owed to it by customers included in its accounts receivable, primarily with respect to changed work orders or other modifications to its scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $1,000,000.

The Company is a party to other litigation matters and claims that are normal in the course of its operations and, while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company’s consolidated financial statements.

6.
FINANCING AND RELATED PARTY TRANSACTIONS - In July 2007, the Company issued an additional non-convertible secured note to Laurus in the principal amount of $100,000, on the same terms and conditions as the other non-convertible notes previously issued to Laurus in January and April 2007. The note bears interest at a rate of 17.5% per annum and is due on January 8, 2008.

The amended and restated Laurus note issued by the Company on September 29, 2006, together with the aggregate $600,000 non-convertible secured notes issued by the Company to Laurus are the only Laurus notes issued by the Company that are currently outstanding. Payments made by the Company on the amended and restated note and conversions on such note have reduced the current principal balance of the notes to $6,330,028 as of December 10, 2007.

A waiver deferring payment through December 31, 2007 was received for the unpaid principal and interest due on the notes totaling $554,651 through September 30, 2007. Should Laurus cease to grant any further waivers, the Company may default in the payment on the notes, accelerating the full balance thereof.

On June 29, 2007, August 2, 2007, and September 5, 2007, the Company issued 258,336, 324,243 and 930,376 shares respectively, of its common stock to Laurus in connection with partial exercises of its initial option.

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

Our revenues are derived primarily from providing emergency response, remediation and disaster restoration  services to new and repeat customers on a time and materials basis or pursuant to fixed-price contracts,  including in connection with sudden catastrophes, such as in connection with the services that we provided in  the aftermath of Hurricanes Katrina and Wilma. In the quarter ended September 30, 2007 and in the prior fiscal  year, substantially all of our revenues were derived from time and materials contracts. Since most of our  projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full  scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of  our projects are performed on a time and materials basis. Under our time and materials contracts, we charge our  customers for labor, equipment usage and allocated overhead. Our cost of revenues consists primarily of labor  and labor-related costs, insurance, employee benefits and insurance, travel, repairs, maintenance, equipment  rental, materials and supplies, disposal costs and depreciation of capital equipment. Our selling, general, and  administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional  fees, salaries, marketing and consulting.

We have, in the past, encountered difficulty with cash collections and slow cash flow due primarily to factors including:

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

In an effort to enhance our cash flows from operations, beginning in our 2005 fiscal year, we began  implementing improvements in our billing and invoicing procedures as follows:

•	we generally do not commence projects until we have a fully executed contract;
•	our contracts provide that our customers are directly obligated for our services;
•	we require client approval with respect to the work performed or to be performed;
•	we seek deposits or mobilization fees for our time and materials contracts;
•	we engage local legal counsel in the areas in which we operate in order to file liens against customers’ real property in the event of contract disputes; and
•	we review all invoices for proper documentation prior to submission to customers for payment.

In light of the foregoing, we expect to generate sufficient cash flow from operations, including cash generated  from the settlement of our outstanding law suits, to support our working capital needs and to adequately fund  our current operations for at least the next twelve months. However, any further difficulty in either collecting our accounts receivable or future growth could adversely effect our liquidity. In the event that we do not generate  sufficient positive cash flow, we may need to seek additional financing in addition to the financing provided by Laurus. Laurus is under no obligation to provide any further funding to us. Currently, we have no credit facility for additional borrowing.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal year ended June 30, 2007, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and our unaudited interim consolidated financial statements for our fiscal quarter ended September 30, 2007. The preparation of these consolidated financial statements requires management to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for embedded derivative liabilities, stock-based transactions, contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

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

Revenue Recognition- Revenue derived from services provided to customers over periods of less than one month is recognized when billed. Revenue from time and material contracts that extend longer than one month is recognized as services are performed.

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

Allowance for Doubtful Accounts- We maintain an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. In determining collectibility, we review available customer account and financial information, including public filings and credit reports, current trends, credit policy and accounts receivable aging and may also consult legal counsel when appropriate. A considerable amount of judgment is required when we assess the likelihood of our realization of accounts receivables, including assessing the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. The need to file a lawsuit in a particular case is determined by a variety of factors, including our mandate to aggressively pursue all monies owed. The other considered factors include the responsiveness of the client, the running of applicable limitations periods, the ability to perfect a lien against the subject property, the value of the receivable compared to the costs of litigation and the likelihood of success in the lawsuit. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates.

Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2007 and June 30, 2007. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of our deferred tax assets, we record the estimated net realizable value of our deferred tax assets at that time and provide for income taxes at our combined federal and state effective rates.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 and three months ended September 30, 2006

Revenue

Total revenues for the three months ended September 30, 2007 increased by $2,017,455, or 81.2%, to $4,501,266 from $2,483,811 for the three months ended September 30, 2006. This increase in revenue was primarily attributable to an increase of $1,489,103 in our fire, flood and water damage work and an increase of $613,662 in our asbestos, lead and mold work. These increases were partially offset by a $77,965 decrease in our training and air monitoring work, and a $59,745 decrease in catastrophe response work.

Cost of Revenues

Cost of revenues decreased by $27,826 or 1.0%, to $2,827,913 for the three months ended September 30, 2007 as compared to $2,855,739 for the three months ended September 30, 2006. This decrease was primarily attributable to our continued efforts to reduce overhead expenses, which led to lower project managers costs, including fringe benefits ($44,525), insurance expense ($120,286) and waste disposal ($129,853). These decreases were offset by increases in costs of subcontractors, supplies, materials and other direct costs ($103,937) as well as direct labor costs and fringes ($210,156), which was the result of increased sales. Our cost of revenues consists primarily of labor and labor-related costs, payroll taxes, benefits, training, job-related insurance costs, travel and entertainment costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

Gross Profit

Gross profit increased by $2,045,281 to a profit of $1,673,353, or 37.1% of total revenues for the three months ended September 30, 2007, as compared to a loss of $371,928, or (15.0%) of total revenues for the three months ended September 30, 2006. This increase in gross profit was due primarily to the factors described above in relation to the increase in our revenue and decrease in our cost of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $99,934, or 6.1%, to $1,542,549 for the three months ended September 30, 2007 from $1,642,483 for the three months ended September 30, 2006 and constituted approximately 34.3% and 66.1% of revenues in such periods, respectively. This decrease was largely due to the reduction in the provision for doubtful accounts of $266,978 and a reduction in advertising, marketing and seminars of $32,473. These reductions were partially offset by an increase in office salaries and benefits of $42,260, an increase of $25,716 for bank service charges and an increase in professional fees of $94,624. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, sales and office salaries and benefits, stock-based compensation, marketing and consulting.

Mark-to-Market Gain on Embedded Derivative Liabilities

We had no derivative liabilities during the three months ended September 30, 2007. Therefore, there was no mark-to-market results for the three months ended September 30, 2007. The ending of derivative accounting in the three months ended September 30, 2006 resulted in a mark-to-market gain on the embedded derivatives in the amount of $15,721,986, principally driven by the decrease in our common stock price.

Interest Expense

Interest expense decreased by $596,073, or 49.6%, to $605,810 for the three months ended September 30, 2007 from $1,201,883 for the three months ended September 30, 2006. All of the decrease was due to the Laurus financing and the application of derivative accounting in the earlier period.

Gain/(Loss) on Extinguishment of Embedded Derivatives and Exercise of Options

Since the embedded derivative accounting ended in the first quarter of the fiscal year ended June 30, 2007, there were no gains or losses in the first quarter ended September 30, 2007. The extinguishment of embedded derivatives during the three months ended September 30, 2006 resulted in a gain of $987,105 due to the decrease in the valuation of the Company’s common stock.

Provision/Benefit for Income Taxes

The provision for income taxes for the three months ended September 30, 2007 was $2,830 as compared to a benefit of $640,042 for the three months ended September 30, 2006. This difference was the result of a small state tax liability for the current quarter as compared to a taxable loss in the prior year that resulted in a carryback offset of a prior year’s tax liability.

Liquidity and Capital Resources

As of September 30, 2007, we had a cash balance of $39,842, working capital of $746,309 and stockholders’ deficiency of $1,370,573. As of June 30, 2007, we had a cash balance of $156,616, working capital of $521,702 and stockholders’ deficiency of $1,084,737. We realized a net loss of $477,622 for our fiscal quarter ended September 30, 2007.

Accounts receivable, net of allowance for doubtful accounts at September 30, 2007 and June 30, 2007 were $7,173,690 and $6,977,425, respectively. The increase in accounts receivable for the period was a direct result of the sales increase during the current fiscal quarter.

Net cash used in operating activities was $174,046 for the three months ended September 30, 2007, as compared to net cash used in operating activities of $527,203 for the three months ended September 27, 2006. Accounts receivable decreased by $2,039,084, or 22.1%, as of September 30, 2007 to $7,173,690, from $9,212,774 as of September 30, 2006, primarily due to increased cash collections and low sales during the prior fiscal year. Accounts payable and accrued expenses increased by $1,202,089, or 45.6%, as of September 30, 2007 to $3,839,108, from $2,637,018 as of September 30, 2006, primarily as a result of continued fixed overhead costs with lower sales receipts with which to pay these expenses.

Net cash provided by financing activities for the three months ended September 30, 2007 was $60,991 primarily due to proceeds from a secured note from Laurus of $100,000 offset by payments of long term-debt of $35,509. This is compared to cash provided by financing activities for the three months ended September 30, 2006 of $136,729, primarily due to proceeds received from third-party receivables of $189,187 offset by principal payments of long term- debt of $52,468.

There was $3,719 used for capital expenditures during the three months ended September 30, 2007, as compared to no cash used for capital expenditures for the three months ended September 30, 2006. At this time, we do not have any material commitments or plans for capital expenditures. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, as may be required in connection with rendering our services in the future.

Historically, we have financed our operations primarily through issuance of debt and equity securities, through short-term borrowings from our former majority shareholder, and through cash generated from operations. Subject to the receipt of continued waivers from Laurus, we expect to generate sufficient cash flow from operations (including by aggressively seeking to collect our current receivables, as well as those in collection litigation) to support our working capital needs and to adequately fund our current operations for at least the next twelve months. However, a failure to receive further waivers from Laurus, any further difficulty in either collecting our accounts receivable or future growth could adversely effect our liquidity. In the event that we do not generate sufficient positive cash flow from operations, or if we experience changes in our plans or other events that adversely effect our operations or cash flow, we may need to seek additional financing in addition to the financing provided by Laurus. Laurus is under no obligation to provide any further funding to us. Currently, we have no credit facility for additional borrowing.

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

•
Control our selling, general and administrative expenses, which were increased in connection with our need to incur labor, operating and equipment expenses in relation to our operations in the gulf coast and Florida regions during fiscal 2006. In order to control our selling, general and administrative expenses, we have and are continuing the process of optimizing the efficiency of our support staff through enhanced task allocation while reducing unneeded resources and reviewing non-project related expenses to reduce costs, while preserving the quality of our service.

•
Raise additional capital or obtain additional financing. Management has preliminarily explored additional funding sources, but has been unable to attract additional debt or equity capital. In addition, the existence of the Laurus and Spotless security interests may impair our ability to raise additional debt capital. In addition, the small number of available authorized shares of our common stock may impair our ability to obtain equity capital. No assurance can be given that we will be able to obtain additional debt or equity capital, although our management expects to continue seeking any such favorable opportunities.

•
Generate positive cash flow from operations. We seek to obtain profitable contracts that generate gross profits more than sufficient to pay our expenses and reduce our difficulty with cash collections and slow cash flow.

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

In an effort to enhance our cash flows from operations, beginning in our 2005 fiscal year, we began implementing improvements in our billing and invoicing procedures as follows:

•	we generally do not commence projects until we have a fully executed contract;
•	our contracts provide that our customers are directly obligated for our services;
•	we require client approval with respect to the work performed or to be performed;
•	we seek deposits or mobilization fees for time and material contracts;
•	we engage local legal counsel in the areas in which we operate in order to file liens against customers’ real property in the event of contract disputes; and
•	we review all invoices for proper documentation prior to submission to customers for payment.

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

The table below summarizes contractual obligations and commitments as of September 30, 2007, including principal and interest payments on our debt:

	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Operating Leases	$3,443,947	$643,694	$1,215,590	$1,078,829	$505,834

Capitalized Leases-Principal	218,992	115,120	77,904	25,968	-

Capitalized Leases- Interest	17,881	9,753	6,612	1,517	-

Laurus-Short Term Note Principal	600,000	600,000	-	-	-

Laurus-Short Term Note-Interest	76,684	76,684	-	-	-

BB&T Notes (1)	113,841	30,358	66,715	22,768	-

BB&T Interest (1)	20,070	5,352	19,704	4,014	-

Laurus Note-Principal	5,730,028	990,794	4,739,234	-	-

Laurus Note-Interest	1,027,240	653,857	373,382	-	-

Spotless Note-Principal	500,000	500,000	-	-	-

Spotless Note-Interest	87,377	87,377	-	-	-

Total	$11,836,060	$3,712,989	$6,484,141	$1,133,096	$505,834

(1)	Reflects amounts assumed in connection with our acquisition of Environmental Restoration (NC).

The above amounts are based on assumed interest payments reflecting:

•	the Laurus note at a rate of 10.25% per annum;
•	the Spotless note at a rate of 6.36% per annum; and

•	an aggregate of $218,992 of other long-term debt with maturities ranging from 3 months to 55 months for financed trucks and vehicles with interest rates ranging from 3.90% to 13.99%.

Off-Balance Sheet Arrangements

We do not have any financing arrangements that have not been recorded in our financial statements.

Effect of Inflation

Inflation did not have a material impact on our operations for the three months ended September 30, 2007.

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

Statements contained in this Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs and current expectations of and assumptions made by our management. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “expect,” “believe,” “estimate,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Actual results could differ materially from any expectation, estimate or projection conveyed by these statements and there can be no assurance that any such expectation, estimate or projection will be met. Numerous important factors, risks and uncertainties effect our operating results and could cause actual results to differ from the results implied by these or any other forward-looking statements. These potential factors, risks and uncertainties include, among other things, such factors as:

•	the market acceptance and amount of sales of our services;
•	our success in increasing revenues and reducing expenses;
•	the frequency and magnitude of environmental disasters or disruptions resulting in the need for the types of services we provide;
•	our ability to service our debt and other financial obligations, particularly if required to pay in cash;
•	the extent of the enactment, enforcement and strict interpretations of laws relating to environmental remediation;
•	our ability to obtain and manage new and large projects;
•	the competitive environment within the industries in which we operate;
•	our ability to raise or access capital;
•	our ability to continue as a going concern;
•	our ability to effectively implement and maintain internal controls and procedures;
•	our dependence on key personnel;
•	our ability to timely collect our accounts receivable;
•	our ability to attract and retain qualified personnel; and
•	the other factors and information disclosed and discussed in other sections of this quarterly report on Form 10-Q and in our report on Form 10-K for the fiscal year ended June 30, 2007.

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

The foregoing discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 and with the consolidated financial statements included in our annual report on Form 10-K for the period ended June 30, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Equity Price Risk – Our primary market risk exposure relates to the shares of common stock issuable upon conversion of the restated Laurus note. In connection with the issuance and amendment of this note, we issued to Laurus a warrant to purchase 13,750,000 shares of our common stock and options to purchase 30,395,175 and 11,145,000 shares of our common stock. The intrinsic value of the option and the fair value of the warrant and the underlying shares of common stock are tied in a large part to our stock price. If our stock price increases between reporting periods, the option, warrant and underlying shares of common stock become more valuable. As such, there is no way to forecast what the non-operating, non-cash charges will be in the future or what the future impact will be on our financial statements.

Interest Rate Sensitivity – Interest rate risk is the risk that interest rates on our debt are fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The original Laurus note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve-month period and if our registration statement registering the shares of our common stock issuable to Laurus has been declared effective by the Securities and Exchange Commission, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. The notes issued by us to Laurus in January, April and July 2007 bear a fixed interest rate of 17.50% per annum. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 3 months to 55 months aggregating to $218,992 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $65,000 annually. This hypothetical calculation reflects the assumed interest payments for the:

•	Laurus note at a rate of 10.25% per annum;
•	Spotless note at a rate of 6.36% per annum; and
•	Various other debt for financed trucks and vehicles with maturities ranging from 3 months to 55 months with interest rates ranging from 3.90% to 13.99%.

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

In connection with the foregoing, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective as of the end of the period covered by this quarterly report to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings

We are a plaintiff in 17 lawsuits claiming an aggregate of approximately $7,500,000 pursuant to which we are seeking to collect amounts we believe are owed to us by customers that are included in our accounts receivable, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $1,000,000.

We are a party to other litigation matters and claims that are normal in the course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on our consolidated financial statements.

For a description of other legal proceedings in which we are involved, reference is made to our Annual Report on Form 10-K for the year ended June 30, 2007.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from the risk factors disclosed in our Form 10-K for the year ended June 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holder

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are included as part of this report:

10.1
Second Amended and Restated Secured Term Note, dated July 17, 2007, issued by Windswept to Laurus in the principal amount of $600,000 (Incorporated by reference to Exhibit 10.53 of Windswept’s Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on October 15, 2007).

10.2
Reaffirmation and Ratification Agreement, dated July 17, 2007 (Incorporated by reference to Exhibit10.54 of Windswept’s Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on October 15, 2007).

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a).

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 302(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSWEPT ENVIRONMENTAL GROUP, INC.

Date: December 18, 2007	By:	/s/ Michael O’Reilly
MICHAEL O’REILLY
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 18, 2007	By:	/s/ Arthur J. Wasserspring
ARTHUR J. WASSERSPRING
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Second Amended and Restated Secured Term Note, dated July 17, 2007, issued by Windswept to Laurus in the principal amount of $600,000 (Incorporated by reference to Exhibit 10.53 of Windswept’s Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on October 15, 2007).

10.2
Reaffirmation and Ratification Agreement, dated July 17, 2007 (Incorporated by reference to Exhibit10.54 of Windswept’s Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on October 15, 2007).

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a).

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 302(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.