Form 10-Q
period 2007-12-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2008-02-19
CIK 814915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares of Common Stock, par value $.0001, outstanding on January 31, 2008 was 43,083,161.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND JUNE 30, 2007

	December 31, 2007	June 30, 2007
	(unaudited)
ASSETS:
CURRENT ASSETS:
Cash	$32,643	$156,616
Accounts receivable, net of allowance for doubtful accounts of $2,515,559 and $2,522,678, respectively	6,546,710	6,977,425
Inventory	171,953	123,273
Costs and estimated earnings in excess of billings on uncompleted contracts	39,093	17,523
Prepaid expenses and other current assets	707,196	1,278,112
Total current assets	7,497,595	8,552,949

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $8,585,582 and $8,104,302, respectively	2,145,691	2,478,931

OTHER ASSETS:
Deferred financing costs	593,665	1,196,539
Other	132,048	136,359
Total other assets	725,713	1,332,898

TOTAL	$10,368,999	$12,364,778

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$2,951,126	$2,599,514
Liability for repurchased account receivable	150,000	150,000
Accrued expenses	1,362,106	1,743,619
Billings in excess of costs and estimated earnings on uncompleted contracts	25,256	64
Secured convertible notes payable	464,151	908,430
Secured non-convertible notes payable	500,000	1,000,000
Accrued payroll and related fringe benefits	1,217,622	1,135,281
Current maturities of long-term debt	120,084	127,727
Other current liabilities	692,798	366,612
Total current liabilities	7,483,143	8,031,247

LONG-TERM DEBT:
Secured notes payable	5,147,861	3,991,494
Other	168,492	126,774
Total long-term debt	5,316,353	4,118,268

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares authorized, issued and outstanding at December 31, 2007 and June 30, 2007	1,300,000	1,300,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY:
Series B preferred stock, $.01 par value; 50,000 shares issued and authorized; 0 shares outstanding at December 31, 2007 and June 30, 2007	-	-
Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares issued and outstanding at December 31, 2007 and June 30, 2007	-	-

Common stock, $.0001 par value; 150,000,000 shares authorized; 41,986,396 shares issued and outstanding at December 31, 2007 and 38,395,625 shares issued and outstanding at June 30, 2007	4,199	3,840

Additional paid-in-capital	45,500,778	45,305,585

Accumulated deficit	(49,235,474)	(46,394,162)

Total stockholders’ deficiency	(3,730,497)	(1,084,737)

TOTAL	$10,368,999	$12,364,778

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Revenues	$2,404,631	$2,023,458	$6,905,897	$4,507,269

Cost of revenues	2,549,130	2,142,560	5,377,043	4,998,299

Gross (loss)/profit	(144,499)	(119,102)	1,528,854	(491,030)

Operating expenses:
Selling, general and administrative expenses	1,574,835	2,205,963	3,117,384	3,848,446

Loss from operations	(1,719,334)	(2,325,065)	(1,588,530)	(4,339,476)

Other income (expense):
Mark-to-market gain on embedded derivatives	-	-	-	15,721,986
Interest expense	(640,392)	(589,839)	(1,246,202)	(1,791,722)
Gain on extinguishment of embedded derivative liability and loss from exercise of options	-	-	-	987,105
Other income/ (expense), net	160	39,267	375	39,811
Total other (expense)/ income:	(640,232)	(550,572)	(1,245,827)	14,957,180

(Loss)/income before benefit/provision for income taxes	(2,359,566)	(2,875,637)	(2,834,357)	10,617,704

Provision/(benefit) for income taxes	4,125	(672,247)	6,955	(1,312,289)

Net (loss)/income	(2,363,691)	(2,203,390)	(2,841,312)	11,929,993

Dividends on preferred stock	19,500	19,500	39,000	39,000

Net(loss)/ profit attributable to common shareholders	($2,383,191)	($2,222,890)	($2,880,312)	$11,890,993

Basic and diluted net (loss)/profit per common share:
Basic	($0.06)	($0.07)	($0.07)	($0.09)
Diluted	($0.06)	($0.07)	($0.07)	($0.09)

Weighted average number of common shares outstanding:
Basic	41,986,396	33,973,679	41,350,973	33,892,121
Diluted	41,986,396	33,973,679	41,350,973	33,892,121

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at June 30, 2007	38,395,625	$3,840	$45,305,585	$(46,394,162)	$(1,084,737)

Conversion of notes and interest	2,336,152	234	210,020		210,254

Exercise of options	1,254,619	125	(125)		-

Stock option compensation			24,298		24,298

Dividends on Series A preferred stock			(39,000)		(39,000)

Net loss				(2,841,312)	(2,841,312)

Balance at December 31, 2007	41,986,396	$4,199	$45,500,778	$(49,235,474)	$(3,730,497)

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Six Months Ended
	December 31, 2007	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	($2,841,312)	$11,929,993
Adjustments to net cash (used in ) provided by operating activities

Mark-to-market income on embedded derivative liabilities	-	(15,721,986)
Non-cash interest expense on convertible secured note	83,003	739,724
(Gain) on extinguishment of embedded derivaties/loss on exercise of options	-	(987,105)
Depreciation and amortization	481,280	454,160
Provision for doubtful accounts, net	(7,119)	917,845
Amortization of deferred financing cost	606,374	593,165
Amortization of discount on secured convertible note	239,339	119,669
Stock-based compensation	24,299	-
Changes in operating assets and liabilities:
Accounts receivable	467,861	2,508,811
Inventory	(48,679)	9,688
Costs and estimated earnings in excess of billings on uncompleted contracts	(21,570)	25,832
Prepaid expenses and other current assets	502,568	98,796
Other assets	4,932	(35,446)
Accounts payable and accrued expenses	(130,031)	197,733
Accrued payroll and related fringe benefits	82,341	90,635
Income tax payable	68,348	(1,602,932)
Other current liabilities	326,186	58,792
Billings in excess of costs and estimated earnings on uncompleted contracts	25,192	31,945

NET CASH( USED IN)/PROVIDED BY OPERATING ACTIVITIES:	(136,988)	(570,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,719)	(182,481)
Proceeds from third party receivables	-	189,197
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(3,719)	6,716

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(79,766)	(117,178)
Cash overdraft	-	109,456
Cancellation of liability to a related party	-	(39,197)
Payments for deferred financing costs	(3,500)	-
Proceeds from secured note	100,000	-

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	16,734	(46,919)

NET DECREASE IN CASH	(123,973)	(610,884)

CASH - BEGINNING OF PERIOD	156,616	610,884

CASH - END OF PERIOD	$32,643	$0

Cash paid during the period for:
Interest	$111,601	$320,489
Income taxes	$6,955	$8,070

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Extinguishment of derivative liabilities	-	$6,539,022
Reduction of long-term debt through note conversion - Laurus	$127,251	$29,700
Laurus note conversion	-	$100,000
Tax benefit on extinguishment of embedded derivatives	-	$4,900

See notes to consolidated financial statements

WINDSWEPT ENVIRONMENTAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
BASIS FOR PRESENTATION - The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the “Company”) and its subsidiaries, Trade-Winds Environmental Restoration, Inc. (“Trade-Winds”), North Atlantic Laboratories, Inc., Environmental Restoration Inc. and RestoreNet Inc. All inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of December 31, 2007, the results of operations for the three months and six months ended December 31, 2007 and December 31, 2006 and cash flows for the six months ended December 31, 2007 and December 31, 2006 have been included. Certain prior period amounts have been reclassified to conform to the December 31, 2007 presentation.

The results for the three and six months ended December 31, 2007 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2007.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations through the six months ended December 31, 2007 as well as during the prior two fiscal years, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which may raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.
STOCK-BASED COMPENSATION - The Company consummated various transactions where it paid the consideration primarily in options or warrants to purchase its common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

When options or warrants to purchase the Company’s common stock are used as incentives for employees, officers or directors, the Company uses the fair value method required by SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company disclosed the pro forma effects in accordance with SFAS No. 123. During the six months ended December 31, 2007, the Company issued stock-based compensation pursuant to the 2001 Equity Incentive Plan to certain employees of its new wholly-owned subsidiaries as well as extended for an additional five years the expiration date of 400,000 options previously granted for the three members of its Board of Directors.

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

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite vesting period for the entire portion of the award.

3.
NET(LOSS)/ INCOME PER COMMON SHARE -Basic and diluted (loss)/income per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the basic and diluted (loss)/income per share for the three and six months ended December 31, 2007 and the three and six months ended December 31, 2006, respectively:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Numerator:
Net(loss)/ income attributable to common shareholders	$(2,383,191)	$(2,222,890)	$(2,880,312)	$11,890,993
(Deduct)/Add:
Mark-to-market gain	-	-	-	(15,721,986)
Interest on convertible debt	-	-	-	739,724
Dividends on preferred stock	19,500	19,500	39,000	39,000
Net (loss) attributable to common shareholders and assumed conversion	$(2,363,691)	$(2,203,390)	$(2,841,312)	$(3,052,269)
Denominator:
Share reconciliation:
Shares used for basic (loss)/income per share	41,986,396	33,973,679	41,350,973	33,892,121
Effect of dilutive items:
Stock options	-	-	-	-
Convertible securities	-	-	-	-
Shares used for diluted (loss)/income per share	41,986,396	33,973,679	41,350,973	33,892,121
(Loss)/income per share:
Basic and diluted	$(.06)	$(.07)	$(.07)	$(.09)

The diluted income per share for the six months ended December 31, 2006 excludes from the calculation 79,146,452 shares issuable upon the exercise of stock options and warrants and 27,662,506 shares issuable upon the conversion of convertible securities, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company’s net loss after adjusting for the embedded derivatives income effect during this period.

4.	PROVISION FOR INCOME TAXES - The provision for income taxes for the three and six months ended December 31, 2007 and the three and six months ended December 31, 2006 consists of the following:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006

Federal - current	$-	$(680,317)	$-	$(1,327,229)
State - current	4,125	8,070	6,955	14,940
Total	$4,125	$(672,247)	$6,955	$(1,312,289)

The effective rate for income taxes differs from the statutory rate primarily as a result of the 100% valuation allowance against deferred tax assets. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized.

5.
 CONTINGENCIES – The Company is a plaintiff in 18 lawsuits, including those described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, claiming an aggregate of approximately $7,750,000 pursuant to which it is seeking to collect amounts it believes are owed to it by customers included in its accounts receivable, primarily with respect to changed work orders or other modifications to its scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $1,000,000.

The Company is a party to other litigation matters and claims that are normal in the course of its operations and, while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company’s consolidated financial statements.

6.
FINANCING AND RELATED PARTY TRANSACTIONS - In July 2007, the Company issued an additional non-convertible secured note to Laurus in the principal amount of $100,000, on the same terms and conditions as the other non-convertible notes previously issued to Laurus in January and April 2007. The note bears interest at a rate of 17.5% per annum and is due on January 8, 2009 (see subsequent events.)

The amended and restated Laurus note issued by the Company on September 29, 2006, together with the aggregate $600,000 non-convertible secured notes issued by the Company to Laurus, are the only Laurus notes issued by the Company that are currently outstanding. Payments made by the Company on the amended and restated note and conversions on such note have reduced the current principal balance of the notes to $6,330,028 as of January 31, 2008.

A waiver deferring payment through February 29, 2008 was received for the unpaid principal and interest due on the notes totaling $854,651 through January 31, 2008. Should Laurus cease to grant any further waivers, the Company may default in the payment on the notes, accelerating the full balance thereof.

On June 29, 2007, August 2, 2007, and September 5, 2007, the Company issued 258,336, 324,243 and 930,376 shares, respectively, of its common stock to Laurus in connection with partial exercises of its initial option.

7.
SUBSEQUENT EVENTS- On January 8, 2008, the Company entered into another Omnibus Amendment with Laurus pursuant to which payments due under the amended convertible note were deferred and the due date of the term notes issued in 2007 were extended from January 2008 to June 30, 2009. The Omnibus Amendment extends the time of payment of principal and interest amounts previously waived and deferred under the September 2006 Convertible Note and the monthly amounts due on January 2008 and February 2008 to a date which is the earlier to occur of the maturity date (June 30, 2009) and the date upon which all obligations arising under the Convertible Note have been paid in full, providing that as of March 1, 2008 all regularly scheduled payments shall be paid on the dates set forth. The Omnibus Amendment also amends and extends the maturity date of the term notes from January 2008 until June 30, 2009. In consideration of this waiver and deferral, the Company agreed to pay on the new maturity date an additional fee in the amount of $150,002.

On January 28, 2008, the Company issued 1,108,056 shares of its common stock under the 2001 Equity Incentive Plan to a consultant for services rendered.

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

Our revenues are derived primarily from providing emergency response, remediation and disaster restoration  services to new and repeat customers on a time and materials basis or pursuant to fixed-price contracts,  including in connection with sudden catastrophes. In the three and six months ended December 31, 2007 and in  the prior fiscal year, substantially all of our revenues were derived from time and materials contracts. Since  most of our projects consist of emergency or disaster responses, which do not permit a definitive prior  assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and  maximize recovery, most of our projects are performed on a time and materials basis. Under our time and  materials contracts, we charge our customers for labor, equipment usage and allocated overhead. Our cost of  revenues consists primarily of labor and labor-related costs, insurance, employee benefits and insurance, travel, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital  equipment. Our selling, general, and administrative expenses primarily consist of expenses related to  provisions for doubtful accounts, professional fees, salaries, marketing and consulting.

We have, in the past, encountered difficulty with cash collections and slow cash flow due primarily to factors including:

•	customers refusing to pay prior to receiving insurance reimbursements;
•	customers’ facility managers needing to wait for insurance adjustors to approve work before payment; and
•	certain customers refusing to pay in connection with disputed change orders.

In an effort to enhance our cash flows from operations, we continue to implement improvements in our billing and invoicing procedures including the following:

•	we generally do not commence projects until we have a fully executed contract;
•	our contracts provide that our customers are directly obligated for our services;
•	we require client approval with respect to the work performed or to be performed;
•	we seek deposits or mobilization fees;
•	we engage local legal counsel in the areas in which we operate in order to file liens against customers’ real property in the event of contract disputes; and
•	we review every invoice for proper documentation prior to submission to our customers for payment.

In light of the foregoing, we expect to generate sufficient cash flow from operations, including cash generated  from the settlement of our outstanding lawsuits, to support our working capital needs and to adequately fund  our current operations for at least the next twelve months. However, any further difficulty in either collecting our accounts receivable or future growth could adversely effect our liquidity. In the event that we do not generate  sufficient positive cash flow, we may need to seek additional financing in addition to the financing provided by Laurus. Laurus is under no obligation to provide any further funding to us. Currently, we have no credit facility for additional borrowing.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal year ended June 30, 2007, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and our unaudited interim consolidated financial statements for our fiscal three and six months ended December 31, 2007 and December 31, 2006. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for embedded derivative liabilities, stock-based transactions, contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

Embedded Derivative Liabilities- Historically, in order to calculate the effects of derivative accounting, we projected the following factors over various periods:

•	the prime interest rate was projected to increase 0.25% per quarter for the first year;
•	the future volatility of common stock was projected at 150%;
•	the stock price annual growth rate was estimated at the cost of equity;
•	a default on registration requirements was projected at 5.0%;
•	other forms of default were projected at 5.0% initially, increasing 0.1% monthly;
•	the availability of alternative financing to redeem the note, if the exercise of the redemption option was triggered, starting at 0%, increasing monthly by 1% to a maximum of 25%;
•	the twenty-two day trading volume remaining flat; and
•	the weighted average reset period projected at $0.0899.

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

Stock-Based Transactions- When options or warrants to purchase our common stock are used as incentives for  employees, officers or directors, we use the fair value method required by SFAS No.123R. The accompanying  financial statements reflect the adoption of this pronouncement as of the beginning of fiscal 2006, as required.

The fair  value of options or warrants to purchase our common stock is now exclusively determined using the Black- Scholes  valuation method, a method widely accepted as providing the fair market value of an option or warrant to  purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to determine market  value as  follows:

•	exercise price (the price to be paid for a share of our stock);
•	price of our stock on the day the options or warrants are granted;
•	the expected number of days that the options or warrants will be held before they are exercised, based on the average of their vesting and contractual periods;
•	trading volatility of our stock, based on historical prices for a retrospective period equal to the expected holding period together with certain other factors as applicable; and
•	the annual risk-free interest rate on the day the option or warrant is granted for the expected holding period.

The determination of the expected volatility requires management to make certain estimates and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

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

Allowance for Doubtful Accounts- We maintain an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. In determining collectibility, we review available customer account and financial information, including public filings and credit reports, current trends, credit policy and accounts receivable aging and may also consult legal counsel when appropriate. A considerable amount of judgment is required when we assess the likelihood of our realization of accounts receivables, including assessing the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. The need to file a lawsuit in a particular case is determined by a variety of factors, including our mandate to aggressively pursue all monies owed. The other considered factors include the responsiveness of the client, the running of applicable limitations periods, the ability to perfect a lien against the subject property, the value of the receivable compared to the costs of litigation and the likelihood of success in the lawsuit. When it is deemed probable that a specific customer's account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates.

Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2007 and June 30, 2007. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of our deferred tax assets, we record the estimated net realizable value of our deferred tax assets at that time and provide for income taxes at our combined federal and state effective rates.

RESULTS OF OPERATIONS

Three months ended December 31, 2007 and three months ended December 31, 2006

Revenue

Total revenues for the three months ended December 31, 2007 increased by $381,173, or 18.8%, to $2,404,631 from $2,023,458 for the three months ended December 31, 2006. This increase in revenue was primarily attributable to an increase of $381,538 in our hazardous waste work as well as an increase in revenue of $283,782 from our new Environmental Restoration and RestoreNet subsidiaries. These increases were partially offset by a $284,669 decrease in our fire, flood and water damage work.

Cost of Revenues

Cost of revenues increased by $406,570, or 19.0%, to $2,549,130 for the three months ended December 31, 2007, as compared to $2,142,560 for the three months ended December 31, 2006. This increase was primarily attributable to increases in costs of subcontractors, supplies, materials and other direct costs ($421,132) as well as direct labor costs and fringes ($319,227), which was in part the result of increased sales. These increases were partially offset by a decrease in project manager costs, including fringe benefits ($256,254) and insurance expense ($124,775), which is the result of our continuing efforts to reduce overhead expenses. Our cost of revenues consists primarily of labor and labor-related costs, payroll taxes, benefits, training, job-related insurance costs, travel and entertainment costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

Gross Profit

Gross profit decreased by $25,397 to a loss of $144,499, or 6.0% of total revenues, for the three months ended December 31, 2007, as compared to a loss of $119,102, or 5.9% of total revenues, for the three months ended December 31, 2006. This decrease in gross profit was due primarily to the factors described above in relation to the increase in our cost of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $631,128, or 28.6%, to $1,574,835 for the three months ended December 31, 2007 from $2,205,963 for the three months ended December 31, 2006 and constituted approximately 65.5% and 109.0% of revenues in such periods, respectively. This decrease was largely due to the reduction in the provision for doubtful accounts of $764,727 and a reduction in sales expenses including advertising, marketing and seminars of $33,329. These reductions were partially offset by an increase in office salaries and benefits of $78,722, an increase of $33,015 for bank service charges, an increase in professional fees of $116,926, mainly for legal fees for our receivable litigations, and an increase in consulting fees of $73,304. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, sales and office salaries and benefits, stock-based compensation, marketing and consulting.

Interest Expense

Interest expense increased by $50,553, or 8.6%, to $640,392 for the three months ended December 31, 2007 from $589,839 for the three months ended December 31, 2006. The increase was mainly due to interest accrued to taxing authorities for outstanding liabilities.

Provision/Benefit for Income Taxes

The provision for income taxes for the three months ended December 31, 2007 was $4,125 as compared to a benefit of $672,247 for the three months ended December 31, 2006. This difference was the result of a small state tax liability for the current quarter as compared to a taxable loss in the prior year that resulted in a carryback offset of a prior year’s tax liability.

Six-months ended December 31, 2007 and six months ended December 31, 2006

Revenue

Total revenues for the six months ended December 31, 2007 increased by $2,398,628, or 53.2%, to $6,905,897 from $4,507,269 for the six months ended December 31, 2006. This increase was primarily attributable to an increase of $1,106,733 in fire, flood and water damage work, an increase of $651,618 in asbestos, lead and mold work, an increase of $413,142 in hazardous waste work and $283,782 sales generated by our two new subsidiaries. This increase was partially offset by a $59,743 decrease in catastrophe work.

Cost of Revenues

Cost of revenues increased by $378,744, or 7.6%, to $5,377,043 for the six months ended December 31, 2007, as compared to $4,998,299 for the six months ended December 31, 2006. This increase was primarily due to an increase of $528,892 in direct labor, including benefits, and an increase of $488,727 for cost of subcontractors, supplies, materials and other direct costs, the result of increased sales. These increases were, in part, offset by decreases in project manager costs ($300,780), insurance costs ($245,062) and repairs and maintenance ($56,303).

Gross Profit

Gross profit increased by $2,019,884 to $1,528,854, or 22.1% of total revenues, for the six months ended December 31, 2007, as compared to a loss of $491,030, or (10.9%) of total revenues, for the six months ended December 31, 2006. This increase in gross profit was due to the factors described above in relation to the substantial increase in our revenue offset by a lower increase in our cost of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $731,062, or 19.0%, to $3,117,384 for the six months ended December 31, 2007 from $3,848,446 for the six months ended December 31, 2006 and constituted approximately 45.1% and 85.4% of revenues in such periods, respectively. This decrease was largely due to a decrease of $1,031,704 in the provision for doubtful accounts, a $90,736 decrease in rent expense due to the closing of our former corporate offices in fiscal 2007, as well as a decrease of $79,192 in sales expenses, including salaries, benefits and advertising. These decreases were partially offset by an increase in office salaries and benefits ($117,289), bank charges ($59,731) and legal and consulting expenses of $292,237.

Mark-to-Market Gain on Embedded Derivative Liabilities

There were no derivative liabilities during the six months ended December 31, 2007 and therefore no mark-to-market results for the six months ended December 31, 2007. The ending of derivative accounting during the three months ended September 30, 2006 resulted in a mark-to-market gain on the embedded derivatives in the amount of $15,721,986 for the six months ended December 31, 2006.

Interest Expense

Interest expense decreased by $545,520, or 30.5%, to $1,246,202 for the six months ended December 31, 2007 from $1,791,722 for the six months ended December 31, 2006. Substantially all of the decrease was due to the Laurus financing and the application of derivative accounting. The significant components of the decrease were reductions in interest expense related to derivative liabilities of $739,724 offset partially by an increase in the amortization of the note discount of $119,469 and an increase in interest accrued to taxing authorities of $61,238.

Gain (Loss) on Extinguishment of Embedded Derivatives and Exercise of Options

The extinguishment of embedded derivatives during the six months ended December 31, 2006 resulted in a gain of $987,105. This was due to the decrease in the valuation of our common stock from the June 30, 2006 mark-to-market valuation.

Provision for Income Taxes

The provision for income taxes for the six months ended December 31, 2007 was $6,955 as compared to a benefit for income taxes of $1,312,289 for the six months ended December 31, 2006. This difference was the result of a loss from operations in the six months ended December 31, 2006 that resulted in a carry back offset of a prior year’s tax liability.

Liquidity and Capital Resources

As of December 31, 2007, we had a cash balance of $32,643, working capital of $14,452 and stockholders’ deficiency of $3,730,497. As of June 30, 2007, we had a cash balance of $156,616, working capital of $521,702 and stockholders’ deficiency of $1,084,737. We realized a net loss of $2,841,312 for our six months ended December 31, 2007.

Accounts receivable, net of allowance for doubtful accounts, at December 31, 2007 and June 30, 2007 were $6,546,710 and $6,977,425, respectively. The decrease in accounts receivable for the period was a direct result from the increased collection efforts.

Net cash used in operating activities was $136,988 for the six months ended December 31, 2007, as compared to net cash used in operating activities of $570,681 for the six months ended December 31, 2006. Accounts receivable decreased by $1,073,334, or 14.1%, as of December 31, 2007 to $6,546,710, from $7,620,051 as of December 31, 2006, primarily due to increased collections. Accounts payable and accrued expenses increased by $1,545,562, or 53.0%, as of December 31, 2007 to $4,463,232 from $2,917,669 as of December 31, 2006, primarily as a result of unpaid legal fees in connection with unresolved collection litigations as well as unpaid amounts to taxing authorities.

Net cash provided by financing activities for the six months ended December 31, 2007 was $16,774 primarily due to proceeds from a secured note from Laurus of $100,000 offset by payments of long term-debt of $79,766. This is compared to cash used in financing activities for the six months ended December 31, 2006 of $46,919, primarily due to principal payments of long term-debt of $117,178 and cancellation of a liability to a related party of $39,197, offset by a cash overdraft funding of $109,456.

There was $3,719 used in investing activities for capital expenditures during the six months ended December 31, 2007, as compared to $6,716 cash provided by investing activities for the six months ended December 31, 2006, comprising of $182,481 for capital expenditures offset by $189,187 from proceeds from a third party. At this time, we do not have any material commitments or plans for capital expenditures. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, as may be required in connection with rendering our services in the future.

Historically, we have financed our operations primarily through issuance of debt and equity securities, through short-term borrowings from our former majority shareholder, and through cash generated from operations. We expect to generate sufficient cash flow from operations (including by aggressively seeking to collect our current receivables, as well as those in collection litigation) to support our working capital needs and to adequately fund our current operations for at least the next twelve months. However, any further difficulty in either collecting our accounts receivable or future growth could adversely effect our liquidity. In view of the losses incurred by us and the slow collection of certain receivables, we have been slow to pay vendors and creditors. In addition, we have not paid $522,670 in payroll taxes owing by us, exclusive of interest and penalties which may be significant. This amount represents a portion of the payroll tax liability for the period from January 1, 2007 to June 30, 2007; all payroll taxes for subsequent periods are current. Also, commencing March 1, 2008, we are obligated to pay $100,000 per month with respect to the convertible note obligation owing to Laurus. In the event that we do not generate sufficient positive cash flow from operations, we do not obtain waivers as needed from Laurus and/or if we experience changes in our plans or other events that adversely effect our operations or cash flow, we may be in default in our obligations to Laurus and vendors and suppliers may cease providing necessary services and products to us. We may need to seek additional financing in addition to the financing previously provided by Laurus. Laurus is under no obligation to provide any further funding to us. Currently, we have no credit facility for additional borrowing.

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

•
Continue to control our selling, general and administrative expenses, which were originally increased in connection with our need to incur labor, operating and equipment expenses in relation to our operations in the gulf coast and Florida regions during fiscal 2006. We have and are continuing the process of optimizing the efficiency of our support staff through enhanced task allocation while reducing unneeded resources and reviewing non-project related expenses to reduce costs, while preserving the quality of our service.

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

The table below summarizes contractual obligations and commitments as of December 31, 2007, including principal and interest payments on our debt:

	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Operating Leases	$3,282,895	$641,363	$1,191,255	$1,082,398	$367,879

Capitalized Leases-Principal	176,546	89,530	64,960	22,056	-

Capitalized Leases- Interest	14,505	7,667	5,744	1,094	-

Laurus-Term Note Principal	600,000	-	600,000	-	-

Laurus-Term Note-Interest	176,459	105,000	71,459	-	-

BB&T Notes (1)	112,030	30,554	61,107	20,369	-

BB&T Interest (1)	9,802	2,673	5,347	1,782	-

Laurus Convertible Note-Principal	5,730,028	530,639	5,199,389	-	-

Laurus Convertible Note-Interest	1,197,213	567,249	629,964	-	-

Spotless Note-Principal	500,000	500,000	-	-	-

Spotless Note-Interest	94,262	94,262	-	-	-

Total	$11,893,740	$2,568,937	$7,829,225	$1,127,699	$367,879

(1) Reflects amounts assumed in connection with our acquisition of Environmental Restoration (NC).

The above amounts are based on assumed interest payments reflecting:

•	the Laurus note at a rate of 10.25% per annum;
•	the Spotless note at a rate of 5.93% per annum; and
•	an aggregate of $176,546 of other long-term debt with maturities ranging from 3 months to 52 months for financed trucks and vehicles with interest rates ranging from 3.90% to 13.99%.

Off-Balance Sheet Arrangements

We do not have any financing arrangements that have not been recorded in our financial statements.

Effect of Inflation

Inflation did not have a material impact on our operations for the three and six months ended December 31, 2007, except for fuel prices which increased by 14.6% during the current quarter.

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

The foregoing discussion and analysis provide information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 and with the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Equity Price Risk – Our primary market risk exposure relates to the shares of common stock issuable upon conversion of the restated Laurus note. In connection with the issuance and amendment of this note, we issued to Laurus a warrant to purchase 13,750,000 shares of our common stock and options to purchase 30,395,175 and 11,145,000 shares of our common stock. The intrinsic value of the options and the fair value of the warrant and the underlying shares of common stock are tied in large part to our common stock price. If our common stock price increases between reporting periods, the options, warrant and underlying shares of common stock become more valuable. As such, there is no way to forecast what the non-operating, non-cash charges will be in the future or what the future impact will be on our financial statements.

Interest Rate Sensitivity – Interest rate risk is the risk that interest rates on our debt are fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The original Laurus note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve-month period and if our registration statement registering the shares of our common stock issuable to Laurus has been declared effective by the Securities and Exchange Commission, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. The notes issued by us to Laurus in January, April and July 2007 bear a fixed interest rate of 17.50% per annum. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 3 months to 55 months aggregating to $176,546 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $65,000 annually. This hypothetical calculation reflects the assumed interest payments for the:

•	Laurus note at a rate of 10.25% per annum;
•	Spotless note at a rate of 5.93% per annum; and
•	Various other debt for financed trucks and vehicles with maturities ranging from 3 months to 55 months with interest rates ranging from 3.90% to 13.99%.

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

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 – OTHER INFORMATION

Item 1. Legal Proceedings

We are plaintiffs in 18 lawsuits claiming an aggregate amount of approximately $7,750,000 pursuant to which we are seeking to collect amounts we believe are owed to us by customers that are included in our accounts receivable, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate amount of approximately $1,000,000.

We are parties to other litigation matters and claims that are normal in the course of our operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on our consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSWEPT ENVIRONMENTAL GROUP, INC.

Date: February 19, 2008	By:	/s/ Michael O’Reilly
MICHAEL O’REILLY
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2008	By:	/s/ Arthur J. Wasserspring
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