Form 10-Q
period 2008-03-31
WINDSWEPT ENVIRONMENTAL GROUP INC
filed 2008-05-20
CIK 814915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes ☐  No ☒

The number of shares of Common Stock, par value $.0001, outstanding on April 30, 2008 was 43,713,709.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND JUNE 30, 2007

	March 31 2008	June 30, 2007
	(unaudited)
ASSETS:
CURRENT ASSETS:
Cash	$102,673	$156,616
Accounts receivable, net of allowance for doubtful accounts of $ 2,510,890 and $ 2,522,678, respectively	6,313,117	6,977,425
Inventory	177,628	123,273
Costs and estimated earnings in excess of billings on uncompleted contracts	70,478	17,523
Prepaid expenses and other current assets	438,672	1,278,112

Total current assets	7,102,568	8,552,949

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $ 8,835,234 and $8,104,302, respectively	1,896,038	2,478,931

OTHER ASSETS:
Deferred financing costs	639,969	1,196,539
Other	128,182	136,359
Total other assets	768,151	1,332,898

TOTAL	$9,766,757	$12,364,778

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$3,222,094	$2,599,514
Liability for repurchased account receivable	150,000	150,000
Accrued expenses	1,401,280	1,743,619
Billings in excess of costs and estimated earnings on uncompleted contracts	33,164	64
Secured convertible notes payable	630,923	908,430
Secured non-convertible notes payable	500,000	1,000,000
Accrued payroll and related fringe benefits	1,457,200	1,135,281
Current maturities of long-term debt	108,429	127,727
Other current liabilities	573,829	366,612
Total current liabilities	8,076,919	8,031,247

LONG-TERM DEBT:
Secured notes payable	5,100,758	3,991,494
Other	147,347	126,774
Total long-term debt	5,248,105	4,118,268

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $.01 par value; 1,300,000 shares authorized, issued and outstanding at March 31, 2008 and June 30, 2007	1,300,000	1,300,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY:

Series B preferred stock, $.01 par value; 50,000 shares issued and authorized; 0 shares outstanding at March 31, 2008 and June 30, 2007	-	-
Nondesignated preferred stock, no par value; 8,650,000 shares authorized; 0 shares issued and outstanding at March 31, 2008 and June 30, 2007	-	-

Common stock, $.0001 par value; 150,000,000 shares authorized; 43,083,161 shares issued and outstanding at March 31, 2008 and 38,395,625 shares issued and outstanding at June 30, 2007	4,308	3,840

Additional paid-in-capital	45,796,816	45,305,585
Accumulated deficit	(50,659,391)	(46,394,162)
Total stockholders’ deficiency	(4,858,267)	(1,084,737)

TOTAL	$9,766,757	$12,364,778

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007

Revenues	$2,739,349	$3,064,582	$9,645,246	$7,571,851

Cost of revenues	2,135,004	2,533,293	7,512,047	7,531,592

Gross profit	604,345	531,289	2,133,199	40,259

Operating expenses:
Selling, general and administrative expenses	1,407,228	995,176	4,524,612	4,843,622

Loss from operations	(802,883)	(463,887)	(2,391,413)	(4,803,363)

Other expense/(income):
Mark-to-market gain on embedded derivatives	-	-	-	(15,721,986)
Interest expense	628,268	578,228	1,874,470	2,369,950
Gain on extinguishment of embedded derivative liability and loss from exercise of options	-	-	-	(987,105)
Other income, net	(7,234)	(69)	(7,609)	(39,880)
Total other expense/ (income):	621,034	578,159	1,866,861	(14,379,021)

(Loss)/income before provision/(benefit) for income taxes	(1,423,917)	(1,042,046)	(4,258,274)	9,575,658

(Benefit)/provision for income taxes	-	(215,095)	6,955	(1,527,384)

Net (loss)/income	(1,423,917)	(826,951)	(4,265,229)	11,103,042

Dividends on preferred stock	19,500	19,500	58,500	58,500

Net(loss)/ profit attributable to common shareholders	$(1,443,417)	$(846,451)	$(4,323,729)	$11,044,542

Basic and diluted net loss per common share:
Basic	$(0.03)	$(0.02)	$(0.10)	$(0.11)
Diluted	$(0.03)	$(0.02)	$(0.10)	$(0.11)

Weighted average number of common shares outstanding:
Basic	42,757,747	36,094,703	41,816,487	34,615,597
Diluted	42,757,747	36,094,703	41,816,487	34,615,597

See notes to consolidated financial statements.

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
NINE MONTHS ENDED MARCH 31, 2008

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at June 30, 2007	38,395,625	$3,840	$45,305,585	$(46,394,162)	$(1,084,737)

Conversion of notes and interest	2,336,152	234	210,020		210,254
Exercise of options	1,254,619	125	(125)		-
Stock option compensation			28,335		28,335
Dividends on Series A preferred stock			(58,500)		(58,500)
Extension of Laurus warrants			218,385		218,385
Conversion of liability for consulting services	1,096,765	$109	93,116		93,225
Net loss				(4,265,229)	(4,265,229)

Balance at March 31, 2008	43,083,161	$4,308	$45,796,816	$(50,659,391)	$(4,858,267)

WINDSWEPT ENVIRONMENTAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended	Nine Months Ended
	March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(4,265,229)	$11,103,042
Adjustments to net cash used in operating activities
Mark-to-market income on embedded derivative liabilities	-	(15,721,986)
Non-cash interest expense on convertible secured note	83,003	851,653
(Gain) on extinguishment of embedded derivatives/loss on exercise of options	-	(987,105)
Depreciation and amortization	730,932	686,319
Provision for doubtful accounts, net	(11,788)	774,903
Amortization of deferred financing cost	928,457	891,936
Amortization of discount on secured convertible note	359,008	239,339
Stock-based compensation	28,335	-
Changes in operating assets and liabilities:
Accounts receivable	706,123	2,808,607
Inventory	(54,355)	26,277
Costs and estimated earnings in excess of billings on uncompleted contracts	(52,955)	(26,806)
Prepaid expenses and other current assets	771,092	160,162
Other assets	8,798	17,254
Accounts payable and accrued expenses	103,837	129,349
Accrued payroll and related fringe benefits	321,919	387,065
Income tax payable	68,348	(1,796,532)
Other current liabilities	207,217	250,538
Billings in excess of costs and estimated earnings on uncompleted contracts	33,100	84,624

NET CASH USED IN OPERATING ACTIVITIES:	(34,158)	(121,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,719)	(346,856)
Proceeds from third-party receivables	-	189,197
NET CASH USED IN INVESTING ACTIVITIES	(3,719)	(157,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(112,566)	(157,237)
Cancellation of liability to a related party	-	(39,197)
Payments for deferred financing costs	(3,500)	(8,750)
Proceeds from secured notes payable	100,000	250,000
NET CASH (USED IN)/ PROVIDED BY FINANCING ACTIVITIES	(16,066)	44,816

NET DECREASE IN CASH	(53,943)	(234,204)

CASH - BEGINNING OF PERIOD	156,616	610,884

CASH - END OF PERIOD	$102,673	$376,680

Cash paid during the period for:
Interest	$171,680	$331,665
Income taxes	$6,955	$14,587

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Extinguishment of derivative liabilities	-	$6,539,023
Reduction of long-term debt through note conversion - Laurus	$127,251	$117,596
Laurus note conversion	-	$100,000
Tax benefit on extinguishment of embedded derivatives	-	$4,900
Reduction of accounts payable by stock conversion	$93,224	-

See notes to consolidated financial statements

WINDSWEPT ENVIRONMENTAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.
BASIS FOR PRESENTATION – The accompanying unaudited consolidated financial statements include the accounts of Windswept Environmental Group, Inc. (the “Company”) and its subsidiaries, Trade-Winds Environmental Restoration, Inc. (“Trade-Winds”), North Atlantic Laboratories, Inc., Environmental Restoration Inc. and RestoreNet Inc. All inter-company accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of only normal and recurring accruals) considered necessary to present fairly the financial position of the Company and its subsidiaries on a consolidated basis as of March 31, 2008, the results of operations for the three months and nine months ended March 31, 2008 and March 31, 2007 and cash flows for the nine months ended March 31, 2008 and March 31, 2007 have been included. Certain prior period amounts have been reclassified to conform to the March 31, 2008 presentation.

The results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results for an entire year. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2007.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operations through the nine months ended March 31, 2008 as well as during the prior two fiscal years, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which may raise doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.
STOCK-BASED COMPENSATION – The Company consummated various transactions where it paid the consideration primarily in options or warrants to purchase its common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

When options or warrants to purchase the Company’s common stock are used as incentives for employees, officers or directors, the Company uses the fair value method required by SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company disclosed the pro forma effects in accordance with SFAS No. 123. During the nine months ended March 31, 2008, the Company issued stock-based compensation pursuant to the 2001 Equity Incentive Plan to certain employees of its new wholly-owned subsidiaries as well as extended for an additional five years the expiration date of 400,000 options previously granted for the three members of its Board of Directors.

The fair value of options or warrants to purchase the Company’s common stock is determined using the Black-Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to determine market value as follows:

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

3.
NET(LOSS)/ INCOME PER COMMON SHARE –Basic and diluted loss per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the basic and diluted loss per share for the three and nine months ended March 31, 2008 and the three and nine months ended March 31, 2007, respectively:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Numerator:
Net(loss)/ income attributable to common shareholders	$(1,443,417)	$(846,451)	$(4,323,729)	$11,044,542
(Deduct)/Add:
Mark-to-market gain	-	-	-	(15,721,986)
Interest on convertible debt	-	-	-	739,724
Dividends on preferred stock	19,500	19,500	58,500	58,500
Net (loss) attributable to common shareholders and assumed conversion	$(1,423,917)	$(826,951)	$(4,265,229)	$(3,879,220)
Denominator:
Share reconciliation:
Shares used for basic loss per share	42,757,747	36,094,703	41,816,487	34,615,597
Effect of dilutive items:
Stock options	-	-	-	-
Convertible securities	-	-	-	-
Shares used for diluted loss per share	42,757,747	36,094,703	41,816,487	34,615,597
Loss per share:
Basic and diluted	$(.03)	$(.02)	$(.10)	$(.11)

The diluted income per share for the nine months ended March 31, 2007 excludes from the calculation 79,996,452 shares issuable upon the exercise of stock options and warrants and 25,395,710 shares issuable upon the conversion of convertible securities, respectively. These shares are excluded due to their anti-dilutive effect as a result of the Company’s net loss after adjusting for the embedded derivatives income effect during this period.

4.	PROVISION FOR INCOME TAXES – The provision for income taxes for the three and nine months ended March 31, 2008 and the three and nine months ended March 31, 2007 consists of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Federal - current	$-	$(208,724)	$-	$(1,535,953)
State - current	-	(6,371)	6,955	8,569
Total	$-	$(215,095)	$6,955	$(1,527,384)

The effective rate for income taxes differs from the statutory rate primarily as a result of the 100% valuation allowance against deferred tax assets. The Company has a 100% valuation allowance against deferred tax assets because management believes that it is more likely than not that such deferred tax assets will not be realized.

5.
CONTINGENCIES – The Company is a plaintiff in 18 lawsuits, including those described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, claiming an aggregate of approximately $7,350,000 pursuant to which it is seeking to collect amounts it believes are owed to it by customers included in its accounts receivable, primarily with respect to changed work orders or other modifications to its scope of work. The defendants in these actions have asserted counterclaims for an aggregate of approximately $1,000,000

The Company is a party to other litigation matters and claims that are normal in the course of its operations and, while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company’s consolidated financial statements.

6.
FINANCING AND RELATED PARTY TRANSACTIONS – In July 2007, the Company issued an additional non-convertible secured note to Laurus in the principal amount of $100,000, on the same terms and conditions as the other non-convertible notes previously issued to Laurus in January and April 2007. The note bears interest at a rate of 17.5% per annum and is due on January 8, 2009.

The amended and restated Laurus note issued by the Company on September 29, 2006, together with the aggregate $600,000 non-convertible secured notes issued by the Company to Laurus, are the only Laurus notes issued by the Company that are currently outstanding. Payments made by the Company on the amended and restated note and conversions on such note have reduced the current principal balance of the notes to $6,330,028 as of April 30, 2008.

A waiver deferring payment through May 31, 2008 was received for the unpaid principal and interest due on the notes through April 30, 2008. Should Laurus cease to grant any further waivers, the Company may default in the payment on the notes, accelerating the full balance thereof.

On January 8, 2008, the Company entered into an Omnibus Amendment with Laurus pursuant to which payments due under the September 2006 amended convertible note were deferred and the due date of the term notes issued in 2007 were extended from January 2008 to June 30, 2009. The Omnibus Amendment extends the time of payment of principal and interest amounts previously waived and deferred under the September 2006 convertible note and the monthly amounts due on January 2008 and February 2008 to a date which is the earlier to occur of the maturity date (June 30, 2009) and the date upon which all obligations arising under the convertible note have been paid in full, providing that as of March 1, 2008 all regularly scheduled payments shall be paid on the dates set forth. The Omnibus Amendment also amends and extends the maturity date of the term notes from January 2008 until June 30, 2009. In consideration of this waiver and deferral, the Company agreed to pay on the new maturity date an additional fee in the amount of $150,002.

On March 31, 2008, the Company entered into another Omnibus Agreement with Laurus pursuant to which the March 2008 and April 2008 payments under the amended convertible note were deferred to no later than April 30, 2008. In addition, Laurus waived $50,000 of the $100,000 due on May 1, 2008 to no later than May 31, 2008. The Omnibus Amendment also amends and extends the expiration of the original warrant to purchase 13,750,000 shares of common stock from June 30, 2012 until June 30, 2022.

On January 28, 2008, the Company issued 1,096,765 shares of its common stock under the 2001 Equity Incentive Plan to a consultant for services rendered.

On June 29, 2007, August 2, 2007, and September 5, 2007, the Company issued 258,336 shares, 324,243 shares and 930,376 shares, respectively, of its common stock to Laurus in connection with partial exercises of its initial option.

7.
SUBSEQUENT EVENTS– On April 11, 2008, the Company issued 630,548 shares of its common stock under the 2001 Equity Incentive Plan to the same consultant described in Note 6 for additional services rendered.

On April 30, 2008, the Company entered into another Omnibus Agreement with Laurus pursuant to which the payments under the amended convertible note due on March 1, 2008, April 1, 2008 and May 1, 2008 were deferred to a date which is the earlier to occur of the maturity date of the note (June 30, 2009) and the date upon which all obligations arising under the note have been paid in full. In consideration of this waiver, the Company agreed to pay on the maturity date an additional fee in the amount of $50,000.

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

Our revenues are derived primarily from providing emergency response, remediation and disaster restoration services to new and repeat customers on a time and materials basis or pursuant to fixed-price contracts, including in connection with sudden catastrophes. In the three and nine months ended March 31, 2008 and in the prior fiscal year, substantially all of our revenues were derived from time and materials contracts. Since most of our projects consist of emergency or disaster responses, which do not permit a definitive prior assessment of the full scope of work entailed and require immediate attention in order to mitigate loss and maximize recovery, most of our projects are performed on a time and materials basis. Under our time and materials contracts, we charge our customers for labor, equipment usage and allocated overhead. Our cost of revenues consists primarily of labor and labor-related costs, insurance, employee benefits and insurance, travel, repairs, maintenance, equipment rental, materials and supplies, disposal costs and depreciation of capital equipment. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, salaries, marketing and consulting.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements for our fiscal year ended June 30, 2007, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and our unaudited interim consolidated financial statements for our fiscal three and nine months ended March 31, 2008 and March 31, 2007. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We believe that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are accounting for embedded derivative liabilities, stock-based transactions, contracts, allowance for doubtful accounts and the valuation allowance related to deferred tax assets.

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

The fair  value of options or warrants to purchase our common stock is determined using the Black-Scholes  valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to determine market value as follows:

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

Allowance for Doubtful Accounts- We maintain an allowance for doubtful trade accounts receivable for estimated losses resulting from the inability of our customers to make required payments. In determining collectibility, we review available customer account and financial information, including public filings and credit reports, current trends, credit policy and accounts receivable aging and may also consult legal counsel when appropriate. A considerable amount of judgment is required when we assess the likelihood of our realization of accounts receivables, including assessing the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. The need to file a lawsuit in a particular case is determined by a variety of factors, including our mandate to aggressively pursue all monies owed. The other considered factors include the responsiveness of the client, the running of applicable limitations periods, the ability to perfect a lien against the subject property, the value of the receivable compared to the costs of litigation and the likelihood of success in the lawsuit. When it is deemed probable that a specific customer’s account is uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates.

Deferred Tax Asset Valuation Allowance - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of losses, we have recorded a full valuation allowance against our net deferred tax assets as of March 31, 2008 and June 30, 2007. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. When we are profitable at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of our deferred tax assets, we record the estimated net realizable value of our deferred tax assets at that time and provide for income taxes at our combined federal and state effective rates.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 and three months ended March 31, 2007

Revenue

Total revenues for the three months ended March 31, 2008 decreased by $325,233, or 10.6%, to $2,739,349 from $3,064,582 for the three months ended March 31, 2007. This decrease in revenue was primarily attributable to a decrease of $1,334,389 in our fire, flood and water damage work which was partially offset by a $614,336 increase in our hazardous waste work, an increase of $294,269 from our new Environmental Restoration and RestoreNet subsidiaries and an increase of $124,871 in our asbestos, lead and mold work.

Cost of Revenues

Cost of revenues decreased by $398,289, or 15.7%, to $2,135,004 for the three months ended March 31, 2008, as compared to $2,533,293 for the three months ended March 31, 2007. This decrease was primarily attributable to a decrease in direct labor costs and fringes ($145,993) and a decrease in costs of subcontractors, supplies, materials and other direct costs ($49,158), partially as a result of reduced sales, and a decrease in insurance expense as a result of our continuing efforts to reduce expenses. In addition, the cost of revenues included a decrease in the allocation of indirect costs of $144,001. These decreases were partially offset by an increase in project manager costs, including fringe benefits ($15,539). Our cost of revenues consists primarily of labor and labor-related costs, payroll taxes, benefits, training, job-related insurance costs, travel and entertainment costs, repairs, maintenance and rental of job equipment, materials and supplies, testing and sampling, transportation, disposal, and depreciation of capital equipment.

Gross Profit

Gross profit increased by $73,056 to a profit of $604,345, or 22.1% of total revenues, for the three months ended March 31, 2008, as compared to a profit of $531,289, or 17.3% of total revenues, for the three months ended March 31, 2007. This increase in gross profit was due primarily to the factors described above in relation to the decrease in our cost of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $412,052, or 41.4%, to $1,407,228 for the three months ended March 31, 2008 from $995,176 for the three months ended March 31, 2007 and constituted approximately 51.4% and 32.5% of revenues in such periods, respectively. This increment was largely due to an increase of $223,973 in the provision of doubtful accounts, an increase in professional fees of $213,881, mainly for legal fees for our receivable litigations, an increase in office salaries and benefits of $39,015 and an increase of $24,192 for bank service charges. These increases were partially offset by a reduction of $75,260 for marketing, advertisement and promotional sales expenses and $18,827 for dues and subscriptions. Our selling, general, and administrative expenses primarily consist of expenses related to provisions for doubtful accounts, professional fees, sales and office salaries and benefits, stock-based compensation, marketing and consulting.

Interest Expense

Interest expense increased by $50,040, or 8.7%, to $628,268 for the three months ended March 31, 2008 from $578,228 for the three months ended March 31, 2007. The increase was mainly due to interest and amortization charges on the Laurus loans.

Provision/Benefit for Income Taxes

The provision for income taxes for the three months ended March 31, 2008 was $-0- as compared to a benefit of $215,095 for the three months ended March 31, 2007. This difference was the result of a taxable loss in the prior year that resulted in a carryback offset of a prior year’s tax liability.

Nine months ended March 31, 2008 and nine months ended March 31, 2007

Revenue

Total revenues for the nine months ended March 31, 2008 increased by $2,073,395, or 27.4%, to $9,645,246 from $7,571,851 for the nine months ended March 31, 2007. This increase was primarily attributable to an increase of $1,004,590 in hazardous waste work, an increase of $776,442 in asbestos, lead and mold work, and $578,051 sales generated by our two new subsidiaries. This increase was partially offset by a $179,371 decrease in fire, flood and water damage work.

Cost of Revenues

Cost of revenues decreased by $19,545, or 0.3%, to $7,512,047 for the nine months ended March 31, 2008, as compared to $7,531,592 for the nine months ended March 31, 2007. This decrease was primarily due to a reduction of $303,269 in insurance costs, $285,242 reduction in project manager costs, including benefits, a $249,083 reduction in other direct and indirect costs, all due to our continuing efforts to reduce overhead expenses, and a reduction in repairs and maintenance of $77,039. These reductions were partially offset by an increase of $479,734 in indirect labor, including benefits, a $378,076 increase in the costs of subcontractors, supplies, materials and equipment rentals (net of a $178,781 decrease in waste disposal expenses) and warehouse expenses increase of $47,145, all as a result of increased sales.

Gross Profit

Gross profit increased by $2,092,940 to $2,133,199, or 22.1% of total revenues, for the nine months ended March 31, 2008, as compared to a gross profit of $40,259, or 0.5% of total revenues, for the nine months ended March 31, 2007. This increase in gross profit was due to the factors described above in relation to the substantial increase in our revenue and a decrease in our cost of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $319,010, or 6.6%, to $4,524,612 for the nine months ended March 31, 2008 from $4,843,622 for the nine months ended March 31, 2007 and constituted approximately 46.9% and 64.0% of revenues in such periods, respectively. This decrease was largely due to a reduction of $807,733 in the provision for doubtful accounts, a $157,146 reduction in sales expenses, including salaries, benefits, advertising, marketing and promotion, a reduction of $128,636 in rent and utilities due to closing of our former corporate offices in fiscal 2007, as well as a reduction of $47,532 in dues expenses. These decreases were partially offset by a $506,118 increase for legal and consulting fees, an increase of $197,028 in office salaries, benefits and other expenses and an increase of $82,924 for bank service charges.

Mark-to-Market Gain on Embedded Derivative Liabilities

There were no derivative liabilities during the nine months ended March 31, 2008 and therefore no mark-to-market results for the nine months ended March 31, 2008. The ending of derivative accounting during the three months ended September 30, 2006 resulted in a mark-to-market gain on the embedded derivatives in the amount of $15,721,986 for the nine months ended March 31, 2007.

Interest Expense

Interest expense decreased by $495,480, or 20.9%, to $1,874,470 for the nine months ended March 31, 2008 from $2,369,950 for the nine months ended March 31, 2007. Substantially all of the decrease was due to the interest expense related to derivative liabilities of $739,724, offset partially by an increase in the amortization of the note discount of $119,469, an increase in interest accrued to taxing authorities of $61,238 and Laurus financing of $65,428.

Gain (Loss) on Extinguishment of Embedded Derivatives and Exercise of Options

The extinguishment of embedded derivatives during the nine months ended March 31, 2007 resulted in a gain of $987,105. This was due to the decrease in the valuation of our common stock from the June 30, 2006 mark-to-market valuation.

Provision for Income Taxes

The provision for income taxes for the nine months ended March 31, 2008 was $6,955 as compared to a benefit for income taxes of $1,527,384 for the nine months ended March 31, 2007. This difference was the result of a loss from operations in the nine months ended March 31, 2007 that resulted in a carry back offset of a prior year’s tax liability.

Liquidity and Capital Resources

As of March 31, 2008, we had a cash balance of $102,673, a working capital deficiency of $974,351 and a stockholders’ deficiency of $4,858,267. As of June 30, 2007, we had a cash balance of $156,616, working capital of $521,702 and a stockholders’ deficiency of $1,084,737. We realized a net loss of $4,265,229 for our nine months ended March 31, 2008.

Accounts receivable, net of allowance for doubtful accounts, at March 31, 2008 and June 30, 2007 were $6,313,117 and $6,977,425, respectively. The decrease in accounts receivable for the period was a direct result from the increased collection efforts.

Net cash used in operating activities was $34,158 for the nine months ended March 31, 2008, as compared to net cash used in operating activities of $121,361 for the nine months ended March 31, 2007. Accounts receivable decreased by $1,150,080, or 15.4%, as of March 31, 2008 to $6,313,117, from $7,463,197 as of March 31, 2007, primarily due to increased collections. Accounts payable and accrued expenses increased by $1,912,332, or 70.5%, as of March 31, 2008 to $4,623,374 from $2,711,042 as of March 31, 2007, primarily as a result of unpaid legal fees in connection with unresolved collection litigations as well as unpaid amounts to taxing authorities.

Net cash used in financing activities for the nine months ended March 31, 2008 was $16,066 primarily due to payments of long-term debt of $112,566, offset by proceeds received from a secured note from Laurus of $100,000. This is compared to cash provided by financing activities for the nine months ended March 31, 2007 of $44,816, primarily due to receipts from a secured note from Laurus of $250,000 offset by payments of long-term debt of $157,237 and a cancellation of a liability to a related party of $39,197.

There was $3,719 used in investing activities for capital expenditures during the nine months ended March 31, 2008, as compared to $157,659 cash used in investing activities for the nine months ended March 31, 2007, comprised of $346,856 for leasehold improvements in our new warehouse and office facilities, net of $189,187 from proceeds from a third-party receivable. At this time, we do not have any material commitments or plans for capital expenditures. We intend, however, to make additional capital expenditures, to the extent our financial condition permits, as may be required in connection with rendering our services in the future.

Historically, we have financed our operations primarily through issuance of debt and equity securities, through short-term borrowings from our former majority shareholder, and through cash generated from operations. We expect to generate sufficient cash flow from operations (including by aggressively seeking to collect our current receivables, as well as those in collection litigation) to support our working capital needs and to adequately fund our current operations for at least the next twelve months. However, any further difficulty in either collecting our accounts receivable or future growth could adversely effect our liquidity. In view of the losses incurred by us and the slow collection of certain receivables, we have been slow to pay vendors and creditors. In addition, we have not paid $387,670 in payroll taxes owing by us, exclusive of interest and penalties which may be significant. This amount represents a portion of the payroll tax liability for the period from January 1, 2007 to June 30, 2007; all payroll taxes for subsequent periods are current. Also, commencing June 1, 2008, we are obligated to pay $100,000 per month with respect to the convertible note obligation owing to Laurus. In the event that we do not generate sufficient positive cash flow from operations and we do not obtain waivers as needed from Laurus and/or if we experience changes in our plans or other events that adversely effect our operations or cash flow, we may be in default in our obligations to Laurus and vendors and suppliers may cease providing necessary services and products to us. We may need to seek additional financing in addition to the financing previously provided by Laurus. Laurus is under no obligation to provide any further funding to us. Currently, we have no credit facility for additional borrowing.

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

•
Raise additional capital or obtain additional financing. Management has preliminarily explored additional funding sources, but has been unable to attract additional debt or equity capital. In addition, the existence of the Laurus and Spotless security interests may impair our ability to raise additional debt capital. Further, the small number of available authorized shares of our common stock may impair our ability to obtain equity capital. No assurance can be given that we will be able to obtain additional debt or equity capital, although our management expects to continue seeking any such favorable opportunities.

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

The table below summarizes contractual obligations and commitments as of March 31, 2008, including principal and interest payments on our debt:

	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Operating Leases	$3,121,745	$638,934	$1,166,919	$1,085,967	$229,925

Capitalized Leases-Principal	149,740	76,618	55,050	18,072	-

Capitalized Leases- Interest	11,878	6,159	4,981	738	-

Laurus Term Note- Principal	600,000	-	600,000	-	-

Laurus Term Note-Interest	158,959	122,792	36,167	-	-

BB&T Notes (1)	106,036	31,811	63,621	10,604	-

BB&T Interest (1)	9,278	2,783	5,567	928	-

Laurus Convertible Note-Principal	5,730,028	704,488	5,025,540	-	-

Laurus Convertible Note-Interest	1,170,346	589,512	580,834	-	-

Spotless Note-Principal	500,000	500,000	-	-	-

Spotless Note-Interest	97,117	97,117	-	-	-

Total	$11,655,127	$2,770,214	$7,538,679	$1,116,309	$229,925

(1) Reflects amounts assumed in connection with our acquisition of Environmental Restoration (NC).

The above amounts are based on assumed interest payments reflecting:

•	the Laurus note at a rate of 10.25% per annum;
•	the Spotless note at a rate of 4.71% per annum; and
•	an aggregate of $149,740 of other long-term debt with maturities ranging from 3 months to 49 months for financed trucks and vehicles with interest rates ranging from 3.90% to 13.99%.

Off-Balance Sheet Arrangements

We do not have any financing arrangements that have not been recorded in our financial statements.

Effect of Inflation

Inflation did not have a material impact on our operations for the three and nine months ended March 31, 2008, except for fuel prices which increased by 19.7% during the current quarter.

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

Interest Rate Sensitivity - Interest rate risk is the risk that interest rates on our debt are fully dependent upon the volatility of these rates. We do not use derivative financial instruments to manage interest rate risk. The original Laurus note bears interest at the prime rate as published in the Wall St. Journal plus 2% (but not to less than 7.25%), decreasing by 2% (but not to less than 0%) for every 25% increase in the Market Price (as defined therein) of our common stock above the fixed conversion price of $.09 following the effective date of the registration statement covering the common stock issuable upon conversion. Should the price of our common stock maintain a price equal to 125% of $.09 for a twelve-month period and if our registration statement registering the shares of our common stock issuable to Laurus has been declared effective by the Securities and Exchange Commission, we would benefit from a reduced interest rate of 2% on the outstanding principal amount for that twelve-month period. The notes issued by us to Laurus in January, April and July 2007 bear a fixed interest rate of 17.50% per annum. On June 30, 2005, we also issued a variable interest rate secured promissory note in the principal amount of $500,000 to Spotless Plastics (USA), Inc., bearing interest at LIBOR plus 1%. We also have various other debt with maturities ranging from 3 months to 49 months aggregating to $149,740 for financed trucks and vehicles. A hypothetical 1% increase in the interest rate applicable to the outstanding amounts of the Laurus and Spotless notes along with the various other debt for financed trucks and vehicles would increase our interest expense by approximately $65,000 annually. This hypothetical calculation reflects the assumed interest payments for the:

•	Laurus note at a rate of 10.25% per annum;
•	Spotless note at a rate of 4.71% per annum; and
•	Various other debt for financed trucks and vehicles with maturities ranging from 3 months to 49 months with interest rates ranging from 3.90% to 13.99%.

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

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

We are a plaintiff in 18 lawsuits claiming an aggregate amount of approximately $7,350,000 pursuant to which we are seeking to collect amounts we believe are owed to us by customers that are included in our accounts receivable, primarily with respect to changed work orders or other modifications to our scope of work. The defendants in these actions have asserted counterclaims for an aggregate amount of approximately $1,000,000.

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

Item 6. Exhibits

The following exhibits are included as part of this report:

10.1
Omnibus Amendment and Waiver, dated January 8, 2008, between Windswept Environmental Group, Inc. and Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: January 8, 2008) filed with the Securities and Exchange Commission on January 11, 2008).

10.2
Omnibus Amendment to Warrant, Waiver to Note and Lockup Agreement, dated March 31, 2008, between Windswept Environmental Group, Inc. and Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd., Valens U.S. SPV I, LLC, PSource Structured Debt Limited and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: March 31, 2008) filed with the Securities and Exchange Commission on April 3, 2008).

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

WINDSWEPT ENVIRONMENTAL GROUP, INC.

Date: May 20, 2008	By:	/s/ Michael O’Reilly
MICHAEL O’REILLY
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2008	By:	/s/ Arthur J. Wasserspring
ARTHUR J. WASSERSPRING
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Omnibus Amendment and Waiver, dated January 8, 2008, between Windswept Environmental Group, Inc. and Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd., Valens U.S. SPV I, LLC, and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: January 8, 2008) filed with the Securities and Exchange Commission on January 11, 2008).

10.2
Omnibus Amendment to Warrant, Waiver to Note and Lockup Agreement, dated March 31, 2008, between Windswept Environmental Group, Inc. and Laurus Master Fund, Ltd., Valens Offshore SPV I, Ltd., Valens U.S. SPV I, LLC, PSource Structured Debt Limited and LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Date of Report: March 31, 2008) filed with the Securities and Exchange Commission on April 3, 2008).

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302(a).

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 302(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.